Form 10-K405
period 2000-12-31
PEETS COFFEE & TEA INC
filed 2001-04-02
CIK 917968

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    for the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 0-32233

                           PEET'S COFFEE & TEA, INC.
            (Exact name of Registrant as specified in its charter)

                               ----------------

           Washington                                91-0863396
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

                               1400 Park Avenue
                       Emeryville, California 94608-3520
              (Address of principal executive offices) (Zip code)

                                (510) 594-2100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on March 20, 2001 as reported by the Nasdaq National Market, as of March 20, 2001 was $51,904,933. Shares of Common Stock held by each officer and director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 20, 2001, 8,147,682 shares of Registrant's Common Stock were outstanding.

   Items 11, 12 and 13 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................    4

 Item 3.  Legal Proceedings.............................................    5

 Item 4.  Submission of Matters to a Vote of Security Holders...........    5

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    6

 Item 6.  Selected Financial Data.......................................    6

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    8

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   15

 Item 8.  Financial Statements and Supplementary Data...................   22

 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   22

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............   23

 Item 11. Executive Compensation........................................   24

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   24

 Item 13. Certain Relationships and Related Transactions................   24

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   25

 Signatures.............................................................. S-1

   Some of the matters discussed under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report include forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

  .  Implementing our business strategy;

  .  Attracting and retaining new customers;

  .  Obtaining and expanding our market presence in new geographic regions;

  .  The availability of high quality Arabica coffee beans;

  .  Consumers tastes and preferences; and

  .  Competition in our market.

   In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under the caption "Risk Factors" and elsewhere in this report.

                                    PART I

Item 1. Business

Overview

   Peet's Coffee & Tea, Inc. ("Peet's" or the "Company") is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold under strict freshness standards. We sell our fresh roasted coffee, hand selected tea and related items in several distribution channels including specialty grocery and gourmet food stores, online and mail order, offices and restaurant accounts and 59 company-owned stores in four states.

   We started as Starbuck's Coffee Company, a Washington corporation, in 1971. By the 1980s, we owned and operated several retail stores and a coffee roasting plant in Seattle. In 1984, we purchased Peet's Coffee and Tea, Inc., the successor to Alfred Peet's business, from Sal Bonavita who purchased the business from Alfred Peet in 1979. To consolidate our operations in the San Francisco Bay Area, we sold our Seattle-based assets, including the Starbuck's brand, the roasting plant and several retail stores, to Il Giornale Coffee Company in 1987 and shifted our focus to Peet's Coffee & Tea.

   Over the past five years, we have begun to reposition Peet's from a regional retailer that operates its own outlets into a national coffee brand available through select channels of distribution.

Competitive Positioning

   The whole bean specialty coffee category can be characterized as highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia, Green Mountain, Illy Caffe, Millstone, Seattle's Best and Starbucks. There are an estimated 500 smaller and regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee.

   Despite competing in a fragmented category, specialty coffee brands are being established across multiple distribution channels. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores, and in office and restaurant locations. We have only recently begun to penetrate these channels.

   We believe that our customers choose among specialty coffee brands based upon quality, convenience, and to a lesser extent, price. Although consumers may differentiate coffee brands based on freshness (as an element of coffee quality), to our knowledge, few significant competitors are as focused on product freshness and roast-dating in the same manner as Peet's. It is a common industry practice to use a "sell by" date for pre-packaged beans and to monitor roasted bean age in open-air bulk bins. Therefore, the key benefit of freshness and the perishable nature of coffee is being largely overlooked. We believe that our market share in the specialty category is based on a solidly differentiated position built on our freshness standards and artisan-roasting style. Because of the fragmented nature of the specialty coffee market, we cannot accurately estimate our market share. However, many of our existing competitors have significantly greater financial, marketing and operating resources than us.

   Our roasted coffee is priced within a range of $8.95 to $16.95 per pound to the consumer, which we believe is priced at a premium to many other coffee brands.

Our Coffee

 Our Coffee Beans

   Only high quality Arabica coffee beans can produce the flavor and richness of Peet's coffee. With our reputation that has been built over 34 years, we have gained access to some of the highest quality green coffee beans from the finest estates and growing regions around the world. We have built long term relationships with growers and brokers to ensure a steady supply of green coffee beans.

   Coffee is an agricultural crop that undergoes price fluctuation and quality differences depending on weather, economic and political conditions in coffee producing countries. High quality Arabica coffee beans are generally more expensive than Robusta beans. As a result, in addition to the above factors, the price, quality and availability of green coffee beans also depend on our relationships with coffee brokers, exporters and growers.

   We generally turn our inventory of green coffee beans two to three times per year. Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally carry approximately $4.3 to $6.3 million worth of green coffee beans in inventory. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. We mitigate the risks associated by fluctuations in coffee prices by entering into fixed price commitments and hedging agreements for a portion of our unroasted coffee requirements.

 Coffee Types and Blends

   Beyond sourcing and roasting, Peet's has developed a reputation for expert coffee blending. Our blends, such as our Major Dickason's Blend, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. Currently, we sell 33 types of coffee as regular items. Included in this figure are approximately 17 blends with the balance being single origin coffees from countries such as Colombia, Guatemala and Kenya. Peet's is also active in seeking out, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year.

Customers and Marketing

   Peet's marketing and distribution strategies are designed to appeal to a customer base that falls within one of the most economically favorable demographic groups in the United States. Based on surveys we commissioned of our customers, we believe our customers tend to be over 35 years in age and well-educated with an average household income of over $50,000 per year. We have a regional skew to our customer base that mimics the geographic development of the specialty coffee industry. Our customers are concentrated on the west and east coasts and in select metropolitan areas in the central United States.

Tea, Food, Merchandise and Related Items

   Peet's offers a line of hand selected whole leaf and bagged tea. Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Emeryville.

   We offer a limited line of specialty food items such as jellies, jams and candies. These products are carefully selected for quality and uniqueness.

   Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware. We do not emphasize these items, and we carry them in retail stores, online and through mail order as a means to reinforce our authenticity in coffee and tea.

Intellectual Property

   We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet's, Peet's Coffee & Tea, Peets.com, Blend 101, Pride of the Port, Maduro Blend, Major Dickason's Blend, Sierra Dorada Blend and Garuda Blend. We also have registered trademarks on our stylized logo. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks, including Top Blend, Gaia Organic Blend, Pumphrey's Blend and Xiao's Blend.

   We own registered trademarks for our name and logo in Canada, Chile, the European Community, Hong Kong, Japan, Singapore and Taiwan. We have filed additional applications for trademark protection in Argentina, Brazil, Chile, China, the European Community, Hong Kong, Japan, South Korea, Philippines, Paraguay, Singapore, Thailand and Taiwan. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet's and our roasting process.

   In addition to registered and pending trademarks, we consider the packaging for our coffee beans (consisting of dark brown coloring with African-style motif and lettering with a white band running around the lower quarter of the bag) and the design of the interior of our stores (comprising of dark wood fixtures, classic lighting, granite countertops and understated color) to be strong identifiers of our brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

   Our ability to differentiate our brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks. We must constantly protect against any infringement by competitors. If a competitor infringes on our trademark rights, we may have to litigate to protect our rights, in which case, we may incur significant expenses and divert significant attention from our business operations.

Information Systems

   The information systems installed at Peet's are used to manage our operations and increase the productivity of our workforce. We have recently implemented an advanced point-of-sale system to increase store productivity, provide a higher level of service to our customers and maintain timely information for performance evaluation. Our new registers are touch screen components with full point-of-sale capability. We also operate a Peet's debit card system in all retail stores. These cards carry cash balances and may be used in lieu of cash at our retail locations. In addition, over the next few months, we will be installing a new human resource and payroll system.

   Our online and mail order system has been customized to allow us to respond and adapt quickly to customer and marketing demands. We have installed several new software tools to help us analyze customer information.

   Our website is hosted at AboveNet in San Jose, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our site is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and United States Postal Service. Our peets.com site contains several customer-centered functions such as Express Buy (which stores customer-specific lists of favorite coffee and items), multiple "ship-to" capability on a single bill to order and extensive coffee search and product matching. Website and call center system functionality are designed to accommodate the need for customers to place repeat orders or automatic orders delivered on a pre-set schedule.

   We design our websites to provide fast, easy and effective operation when navigating and shopping on our site. We have dedicated information technology employees and marketing staffers to website maintenance, improvement, development and performance.

Employees

   As of March 20, 2001, Peet's employed a workforce of 1,315 people, approximately 298 of whom are considered full-time employees. None of the Company's employees is represented by a labor union. Peet's considers its relationship with its employees to be good. Since 1979, Peet's has provided full benefits to all employees who work at least 21 hours per week. We continue to offer competitive benefits packages to attract and retain valuable employees.

Government Regulation

   Our coffee roasting operations and our retail stores are subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then:

  .  The opening of new retail locations could be delayed;

  . The operation of existing retail locations or our coffee roasting operations could be interrupted; or

  .  Our product offerings could be limited.

   We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Item 2. Properties

   Peet's headquarters are located in Emeryville, California, where the Company leases approximately 60,000 square feet of office and production space, including roasting and direct delivery fulfillment facilities. Our lease expires in 2005 and we have an option to extend the lease for an additional ten years.

   We operate 59 retail stores in four states. Our retail locations are all company operated in leased facilities. Our store size averages 1,500 square feet. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and high-traffic streets.

   The following table lists the number of retail stores we have in each location as of March 20, 2001:

       Location                                                           Number
       --------                                                           ------
       San Francisco Bay Area, California................................   33
       San Jose, California..............................................    3
       Sacramento, California............................................    2
       Santa Cruz, California............................................    1
       Santa Barbara, California.........................................    1
       Greater Los Angeles, California...................................    7
       Orange County, California.........................................    1
       San Diego, California.............................................    2
       Chicago, Illinois.................................................    2
       Portland, Oregon..................................................    2
       Boston, Massachusetts.............................................    5
                                                                           ---
         Total...........................................................   59
                                                                           ===

Item 3. Legal Proceedings

   In the ordinary course of our business, we may from time to time become involved in certain legal proceedings. As of the date of this report, we are not a party to any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   Before the initial public offering of the Company's Common Stock in January 2001 (the "IPO"), a special meeting of shareholders of the Company was held on October 30, 2000 to consider an amendment to the Company's Restated Articles of Incorporation then in effect to provide for shareholder action by non-unanimous written consent. 1,761,085 shares out of a total of 2,257,801 issued and outstanding shares of Common Stock were represented in person or by proxy at the meeting. 1,761,085 votes were cast for, 0 votes were cast against or withheld, and 0 abstained with respect to the matter. 309,789 shares out of a total of 471, 306 issued and outstanding shares of Series A Preferred Stock were represented in person or by proxy at the meeting. 309,789 votes were cast for, 0 votes were cast against or withheld, and 0 abstained with respect to the matter.

   By action by written consent effective November 17, 2000, the Company's shareholders approved (i) the Articles of Amendment to Restated Articles of Incorporation to effect a two-for-one stock split immediately before the IPO;
(ii) the amendment and restatement of the Company's Restated Articles of Incorporation upon the closing of the IPO; (iii) the 2000 Equity Incentive Plan; (iv) the 2000 Employee Stock Purchase Plan; and (v) the 2000 Non-Employee Director Stock Option Plan. The shareholders also ratified (i) the amendment and restatement of the Company's Restated Bylaws and (ii) a form of Indemnification Agreement to be entered into by the Company with the Company's directors and executive officers. 2,117,126 shares out of a total of 2,257,801 issued and outstanding shares of Common Stock and 276,611 shares out of a total of 471,306 issued and outstanding shares of Series A Preferred Stock consented to the action.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for the Registrant's Stock

   The Company's common stock commenced regular trading on the NASDAQ National Market System under the symbol "PEET" on January 25, 2001. Prior to such date, there was no public market for the Company's common stock. As of February 27, 2001, there were approximately 6,800 registered holders of record of the Company's common stock.

   We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our current credit facility restricts our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

   Since January 2, 2000, we have issued options to purchase an aggregate of 280,750 shares of common stock under the 1993 Stock Option Plan, the 1994 California Stock Option Plan and the 1997 Equity Incentive Plan, of which 2,924 have been exercised at exercise prices ranging from $6.38 to $10.20 per share.

   There were no underwriters employed in connection with any of these issuances. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients in each such issuance represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about Peet's or had access, through employment or other relationships, to such information.

Use of Proceeds from Sales of Registered Securities

   We completed our initial public offering in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (the "Registration Statement") (File No. 333-47597). The managing underwriters of the public offering were W.R. Hambrecht + Co. and Pacific Growth Equities, Inc. In the offering, we sold an aggregate of 2,682,623 shares of our common stock for at an price of $8.00 per share.

   The aggregate proceeds to us from the offering were $21.5 million. We paid expenses of approximately $3.6 million, of which approximately $1.4 million represented underwriting discounts and commissions and approximately $2.2 million represented expenses related to the offering. Net proceeds from the offering were $17.9 million. None of the net proceeds had been received as of December 31, 2000. Of the net proceeds, as of March 20, 2001, approximately $16.0 million had been used for debt reduction. At March 20, 2001, the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated January 25, 2001, except that we used an additional $6.5 million of the net proceeds to repay our Term A Loan.

Item 6. Selected Financial Data

   The table below shows selected consolidated financial data for our last five fiscal years. Our fiscal year is based on a 52 or 53 week year and ends on the Sunday closest to the last day in December.

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                      Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                  Fiscal Year
                                    ------------------------------------------
                                     1996    1997     1998     1999     2000
                                    ------- -------  -------  -------  -------
Statement of Operations Data
Total revenues....................  $41,037 $51,720  $59,787  $69,059  $84,302
Cost of sales and related
 occupancy expenses...............   22,426  27,518   29,851   33,175   40,194
Operating expenses................   11,247  14,767   17,969   21,902   27,776
Marketing and advertising
 expenses.........................      810   2,278    2,176    3,491    6,069
General and Administrative
 expenses.........................    2,522   3,961    5,961    6,230    6,651
Depreciation and Amortization
 expenses.........................    1,790   2,210    2,711    3,404    4,576
                                    ------- -------  -------  -------  -------
Income (loss) from operations.....    2,242     986    1,119      857     (964)
Interest expense, net, and other..      244     396      709      985    1,907
                                    ------- -------  -------  -------  -------
Income (loss) before income
 taxes............................    1,998     590      410     (128)  (2,871)
Provision (benefit) for income
 taxes............................      851     249      242       16     (596)
                                    ------- -------  -------  -------  -------
Net Income (loss).................  $ 1,147 $   341  $   168  $  (144) $(2,275)
                                    ======= =======  =======  =======  =======
Net income (loss) per share
  Basic...........................  $  0.27 $  0.08  $  0.04  $ (0.03) $ (0.50)
  Diluted.........................     0.21    0.06     0.03    (0.03)   (0.50)
Shares used in calculation of net
 income (loss) per share
  Basic...........................    4,212   4,348    4,397    4,489    4,515
  Diluted.........................    5,444   5,448    5,710    4,489    4,515

Balance Sheet Data
Cash and cash equivalent..........  $ 2,156 $   888  $   873  $ 1,074  $ 1,598
Working capital...................    2,230  (2,301)  (1,333)  (5,486)  (2,853)
Total assets......................   22,637  25,724   29,864   34,650   39,613
Current portion of long-term
 debt.............................    1,810   3,470    1,701    2,816    2,037
Long-term debt, less current
 maturities.......................    4,882   3,412    5,962    7,240   14,544
Series A preferred stock..........    5,482   4,537    4,537    4,537    4,537
Total shareholders' equity........   11,173  10,318   10,791   11,191    9,167

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties.

Company Overview and Industry Outlook

   Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since our founding in 1966, we have established a customer base and brand recognition in the San Francisco Bay Area. In recent years, we have begun to expand our brand nationally.

   We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products.

   Our operations are vertically integrated. We purchase Arabica coffee beans from countries around the world, apply our artisan-roasting techniques and ship fresh coffee daily to customers within 24 hours of roasting. Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our unique freshness proposition and is cost efficient, enhances our margins and maximizes our profit potential.

   Our coffee and related items are sold through multiple distribution channels which are considered segments under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." These channels are selected in order to provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We sell coffee beans and related items through three reportable segments: our company-owned retail outlets, online and mail order and specialty sales, which consist of offices, restaurants, specialty grocery and gourmet food stores.

   We intend to increase sales by focusing on expansion in specialty sales, as well as through continued growth of our online and mail order channel. Although our expansion into new distribution channels is accelerating, it is disciplined and focused, only penetrating new markets and channels that can support the sale of specialty coffee. We also intend to open a limited number of new stores in strategic locations that meet our demographic profile, and explore potential opportunities for franchising and licensing in international markets.

Business Categories

   In order to facilitate an understanding of the results of operations for each period presented, we have included a general overview along with a discussion and analysis of business categories within our segment activities.

   We measure our business by monitoring the volume and revenue growth of whole bean coffee sales for home, office and restaurant consumption, as well as coffee beans used for beverage sales at our retail outlets. For fiscal 2000, the sale of whole bean coffee and related products for home, office and restaurant consumption represented 60% of our total revenue and 79% of all whole bean coffee pounds roasted. As a result, we monitor sales separately through two distinct business categories:

  .  Whole bean coffee and related products; and

  .  Beverages and pastries.

   We operate our stores and record sales through these two categories. Our stores are primarily designed to facilitate the sale of whole bean coffee. The format of our stores replicates that of a specialty grocer. Beans are scooped from under the counter bins, weighed on counter top scales and hand packed into branded bags. In addition, each store has a beverage bar that is dedicated to the sale of prepared beverages and pastries for on-site consumption.

   Our two business categories within a store mature at different rates. When we open a store, the initial sales are primarily beverage related. The distance a consumer will travel for beverages is short (usually one to three miles), representing a convenience purchase. Consequently, the beverage business matures rapidly. The trade area for whole bean coffee is much larger (usually three to five miles), representing destination shopping. Consequently, whole bean sales from stores mature more slowly (typically three to five years). Therefore, sales at newer stores have a much higher beverage component and shift to a higher whole bean percentage as the store matures. The dynamics of opening many new stores over the past few years has resulted in a higher beverage percentage within our total revenue, a trend that should change as stores mature.

   The following chart demonstrates category mix for retail store sales in the fiscal year ended December 31, 2000, expressed as a percent of total store revenue.

                                    Open less than    Open     Open more than
                                       2 years     2 to 5 year    5 years
                                    -------------- ----------- --------------
   Whole bean coffee, tea, and
    related products...............      42.9%        47.3%         53.7%
   Beverages and pastries..........      57.1%        52.7%         46.3%

Results of Operations

   The following discussion on results of operations should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report. Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December.

   The following table sets forth certain financial data for the periods indicated.

                                                          Fiscal Year
                                                       --------------------
                                                       1998   1999    2000
                                                       -----  -----   -----
   Statement of Operations Data as a percent of
    revenue:
   Total revenue...................................... 100.0% 100.0 % 100.0 %
   Cost of sales and related occupancy expenses.......  49.9%  48.0 %  47.7 %
   Operating expenses.................................  30.1%  31.7 %  32.9 %
   Marketing and advertising expenses.................   3.6%   5.1 %   7.2 %
   General and administrative expenses................  10.0%   9.0 %   7.9 %
   Depreciation and amortization expenses.............   4.5%   5.0 %   5.4 %
                                                       -----  -----   -----
   Income (loss) from operations......................   1.9%   1.2 %  (1.1)%
   Interest expense, net, and other...................   1.2%   1.4 %   2.3 %
                                                       -----  -----   -----
   Income (loss) before income taxes..................   0.7%  (0.2)%  (3.4)%
   Provision (benefit) for income taxes...............   0.4%   0.0 %  (0.7)%
                                                       -----  -----   -----
     Net income (loss)................................   0.3%  (0.2)%  (2.7)%
                                                       =====  =====   =====
   Selected Operations Data:
   Number of Stores in Operation:
   Beginning of the period............................    39     43      53
   Store openings.....................................     5     11       5
   Store closure......................................     1      1       0
   End of the period..................................    43     53      58
   Pounds of whole bean coffee sold................... 3,350  3,546   4,213

Year Ended December 31, 2000 Compared with Year Ended January 2, 2000

 Revenues

   Total revenue increased $15.2 million, or 22.1%. Revenue from the sale of whole bean coffee and related products increased to $50.3 million from $41.8 million, or 20.3%, while sales of beverages and pastries increased to $34.0 million from $27.2 million, or 24.8%.

   Retail store revenue increased to $68.3 million from $57.2 million, or 19.5%. Whole bean coffee and related products sales increased by $4.4 million, or 14.7%. The $4.4 million increase in revenue primarily consisted of $2.8 million from the addition of new stores, $1.0 million from a 5.6% price increase in August 1999 and $0.6 million from additional pounds of whole bean coffee sold through maturing stores. Beverages and pastries sales increased by $6.8 million, or 24.8%. The $6.8 million increase in revenue primarily consisted of $4.2 million from the addition of new stores, $1.6 million from existing stores and $1.0 million from the August price increase.

   Online and mail order revenue increased to $11.1 million from $9.4 million, or 17.8%. The revenue growth was primarily due to growth in our customer base resulting from increased direct mail and online marketing.

   Revenue from specialty sales increased to $4.9 million from $2.5 million, or 96.7%. The $2.4 million of revenue growth was primarily due to new sales initiatives in this channel. The expansion of our office coffee program represented $1.2 million of the increase and wholesale and restaurant accounts represented $1.1 million.

 Cost of sales and related occupancy expenses

   Primarily as a result of the addition of seven new stores and increased volume of 20.3% in whole bean coffee sales, cost of sales and related occupancy expenses increased $7.0 million, or 21.2%. Cost of sales and related occupancy expenses decreased as a percent of total revenue to 47.7% from 48.0%, due primarily to the August price increase and the reduction in our average green coffee bean cost by $0.29 per pound. These benefits were partially offset by higher occupancy costs for new stores opened in Boston.

 Operating expenses

   Operating expenses increased $5.9 million, or 26.8%, and also increased as a percent of total revenue to 32.9% from 31.7%.

   Retail store operating expenses increased to $24.9 million from $20.4 million, an increase of 21.8%. Operating expenses as a percent of segment revenue increased to 36.4% from 35.7% in the prior year. The increased retail store operating expenses as a percent of segment revenue was mainly due to the increased costs of entering into new markets, the additional expense incurred for the implementation of a new store-wide electronic point of sale system and increased labor costs in California. Retail store operating expenses in new markets averaged 65% of revenue due mainly to lower per store revenue in non-mature locations, compared to 28% of revenue for mature locations. These increased costs in connection with entering new markets contributed approximately $1.3 million to the overall increase in retail store operating expenses. The increase in retail store operating expenses also consisted of $0.6 million from the implementation of the point of sale system and $0.5 million from increased labor costs in California, with the remaining increase caused by the required support for revenue growth in retail operations.

   Operating expenses for online and mail order increased to $2.1 million from $1.3 million, or 64%. As a percent of segment revenue, operating expenses increased to 18.8% from 13.5% in the prior year. The increase in operating expenses as a percent of segment revenue was primarily due to the increased spending on information systems necessary to support higher volume and online presence.

   Operating expenses for specialty sales increased to $0.8 million from $0.2 million, or 270%. As a percent of segment revenue, operating expenses increased to 17.1% from 9.1% in the prior year. The $0.6 million increase in operating expenses as a percent of segment revenue was primarily due to the hiring of new sales staff and the costs of the expanded program for office and restaurant accounts.

 Marketing and advertising

   Marketing and advertising expenses increased $2.6 million, or 73.8%. Marketing and advertising expenses as a percent of total revenue increased to 8.9% from 6.1% in the prior year. Marketing and advertising expenses increased significantly over the prior year due to new store additions in Boston, Chicago and Portland and increased online and mail order programs, as well as increased marketing efforts for office and restaurant accounts.

 General and administrative

   General and administrative expenses increased $0.4 million, or 6.8%, as a result of the hiring of additional administrative personnel. As a percent of total revenue, general and administrative expenses decreased to 9.7% from 10.9% in the prior year. The decrease as a percent of revenue was primarily due to higher sales.

 Depreciation and amortization

   Depreciation and amortization expenses increased $1.2 million, or 34.4%. Depreciation and amortization expenses as a percent of total revenue increased to 5.4% from 4.9% in the prior year. The increase in depreciation and amortization was primarily the result of capital expenditures for new retail stores and system upgrades.

 Interest expense, net, and other

   Net interest expense increased $0.9 million, or 93.6%. The increase was primarily due to the additional borrowings under our credit facility to fund and support expansion and additional working capital needs.

 Provision for income taxes

   Taxes on income for fiscal 2000 reflect a benefit of $0.6 million resulting from recognition of the future tax benefit of the fiscal year loss. The effective tax rate of 20.8% reflects the establishment of a valuation allowance on charitable contribution carryforwards and the California disallowance of 50% of the current year tax net operating loss carryforward.

Year Ended January 2, 2000 Compared With Year Ended January 3, 1999

 Revenue

   Total revenue increased $9.3 million, or 15.5%. Revenue from the sale of whole bean coffee and related products increased to $41.8 million from $37.2 million, or 12.3%, while sales of beverages and pastries increased to $27.2 million from $22.6 million, or 20.4%.

   Retail store revenue increased to $57.2 million from $49.4 million, or 15.8%. Whole bean coffee and related products sales increased by $3.1 million, or 11.5%. The $3.1 million increase in revenue primarily consisted of $1.5 million from the addition of new stores, $0.6 million from a price increase in August 1999 and $0.5 million from additional pounds of whole bean coffee sold through maturing stores. Beverages and pastries sales increased $4.7 million, or 20.7%. The $4.7 million increase in revenue primarily consisted of $2.6 million from existing stores, $1.6 million from the addition of new stores and $0.5 million from the August 1999 price increase.

   Online and mail order revenue increased to $9.4 million, or 14.2%. The revenue growth was primarily due to increased customers in new and existing markets generated, in part, by targeted direct mail test programs.

   Revenue from specialty sales increased to $2.5 million, or 15.5%, due to our expanded office coffee program.

 Cost of sales and related occupancy expenses

   As a result of the addition of new stores and increased volume of whole bean coffee sales, cost of sales and related occupancy expenses increased $3.3 million, or 11.1%. This represented a decrease as a percent of total revenue to 48.0% from 49.9%. The resulting increase in margin was primarily due to the reduction in our average green coffee bean cost by $0.21 per pound and the result of the August 1999 price increase.

 Operating expenses

   Operating expenses increased $3.9 million, or 21.9%, which represented an increase as a percent of total revenue to 31.7% from 30.1%.

   Retail store operating expenses increased to $20.4 million from $16.7 million, an increase of 22.2%. Operating expenses as a percent of segment revenue increased to 35.7% from 33.9% in the prior year. The increase in retail store operating expenses as a percent of segment revenue was primarily due to the increased costs of expanding into Boston, Chicago and Portland.

   As a result of increased volume in whole bean coffee sales, operating expenses for online and mail order increased to $1.3 million from $1.1 million, or 18.2%. As a percent of segment revenue, operating expenses increased to 13.5% from 13.3% in the prior year. This increase was primarily due to higher labor costs.

   Operating expenses for specialty sales increased to $0.2 million from $0.1 million, or 100%. As a percent of segment revenue, operating expenses increased to 9.1% from 6.9% in the prior year. The resulting increase is attributable to the higher start-up cost of the office coffee program.

 Marketing and advertising

   Marketing and advertising expenses increased $1.3 million, or 60.4%. Marketing and advertising expenses as a percent of total revenue increased to 5.1% from 3.6% in the prior year. The higher marketing and advertising expenses were the result of promoting Peet's brand in new markets and the standardization of our brand identity for store signs, packaging, marketing materials, logo, and other corporate branding elements. Additionally, we incurred incremental marketing expenses when we transitioned our website from purely informational to functional e-commerce.

 General and administrative

   General and administrative expenses increased $0.3 million, or 4.5%. As a percent of total revenue, general and administrative expenses decreased to 9.0% from 10.0% in the prior year. The decrease as a percent of revenue was primarily due to higher sales.

 Depreciation and amortization

   Depreciation and amortization expenses increased $0.7 million, or 25.6%. As a percent of total revenue, depreciation and amortization expenses increased to 5.0% from 4.5% in the prior year. The increase in depreciation and amortization was primarily due to capital expenditures for new retail stores, manufacturing and systems upgrades.

 Interest expense, net, and other

   Net interest expense increased $0.3 million, or 38.9%. The increase was primarily due to additional borrowings under our credit facility to fund and support expansion and additional working capital needs.

 Provision for income taxes

   Taxes on income for the year ended January 2, 2000 reflect an expense of $16,000 with an effective rate of (12.5)%. The expense and rate have been largely impacted by the limitations on California net operating loss carryforwards as well as the California manufacturers investment credit.

   California limits the amount of net operating losses that may be carried forward to 50% of the current year loss. This has increased the tax expense for the year ended January 2, 2000 and, because we had a pretax loss, lowered the effective rate. The California limitation on net operating losses had a material impact on the rate due to the relatively large net carryforward limitation compared to the pretax loss.

   California allows a manufacturers investment tax credit for 6% of qualified costs. The effect of the credit is to decrease tax expense and, because we had a pretax loss, increase the rate for the year ended January 2, 2000.

   Valuation allowances were established in prior years for some deferred tax assets, including charitable contribution carryforwards discussed below. For the year ended January 2, 2000, no new valuation allowances were established.

   Charitable contributions are deductible up to 10% of adjusted taxable income. Amounts not deductible due to the 10% limitation may be carried forward for five years before expiring. We plan to continue our charitable activity, and it is possible that valuation allowances will be needed in the future for charitable contribution carryforwards.

Liquidity and Capital Resources

   We funded our capital requirements in 2000 primarily through cash flows from operations and borrowings under our line of credit and term loan facilities.

   Net cash flow provided by operations was $2.7 million in fiscal 2000. Operating cash flows have been impacted by fluctuations in net income (loss), exclusive of depreciation and changes in working capital, primarily inventory.

   Net cash used in investing activities was $5.8 million in fiscal 2000. Investing activities primarily consist of capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support store expansion, manufacturing plant capacity expansion, information technology support systems and website development.

   Net cash provided by financing activities was $3.6 million in fiscal 2000. Financing activities in fiscal 2000 consisted primarily of refinancing our credit facility with a new lender.

   At December 31, 2000, we had a $30.0 million credit facility with General Electric Capital Corporation, which replaced a previous credit facility of $21.0 million. The current facility has a five-year term and provides for a revolving line of credit up to $15.0 million and a Term A Loan for $7.0 million amortized over five years. The Term A Loan was repaid upon the closing of the IPO. The Term B Loan for $8.0 million interest only for 18 months with principal due on February 28, 2002 was repaid upon the closing of the IPO. The revolving line of credit also provides for the issuance of up to $3.0 million in letters of credit. Total availability under this facility is determined by subtracting our funded debt (less the outstanding balance on its Term B Loan) from our trailing twelve month earnings before interest, taxes, depreciation and amortization, or (EBITDA), multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period after September 1, 2001 and before September 1, 2002, and 3.25 thereafter. As of December 31, 2000, $4.2 million was outstanding under the line of credit.

   Outstanding advances under the revolving line of credit bears interest, at our option, at either (i) "LIBOR," a floating rate based on the reserve adjusted London Interbank Offer Rate in U.S. Dollars for the one, two or three month period selected, plus 3.00%, or (ii) an "Index" rate, a floating rate based on the higher of prime or

50 basis points over the overnight Federal funds rate, plus 1.25%. Interest on advances under the revolving line of credit under the LIBOR option is payable and adjusted on the last day of the applicable LIBOR period. Interest under the Index rate option is payable monthly in arrears and is adjusted on each change of the Index rate.

   Borrowings under the credit facility are secured by substantially all of our assets. The credit facility contains monthly, quarterly and annual financial covenants which require us to maintain a minimum EBITDA and fixed charge coverage ratio. In addition, the credit facility contains restrictions on our ability to make capital expenditures, incur additional indebtedness and lease obligations, pay dividends and make other distributions to shareholders, acquire and retire common stock and make investments. With the significant repayment of debt from the IPO proceeds, we are in the process of substantially renegotiating the covenants under this facility.

   On December 1, 1995, we obtained financing under industrial development revenue bonds issued by California Statewide Communities Development Authority. Outstanding amounts under the bonds bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $0.4 million is payable annually each December 1. As of December 31, 2000 all available amounts have been utilized. As of December 31, 2000, we have an outstanding standby letter of credit for $2.3 million backing the development bonds. The reducing standby letter of credit bears an interest charge of 1.5% payable annually on each December 1.

   The repayment of outstanding amounts under our credit facility resulted in increased borrowing capacity. We do not intend to use this increased capacity. Our on-going credit needs will be to finance short-term working capital, in particular the seasonal fluctuations in coffee purchasing.

   In the next five years, we will use cash primarily for the following activities:

  .  Repayment of borrowings;

  .  Marketing and related expenditures;

  .  Selective opening of additional stores;

  .  Capital expenditures; and

  . Expenditures for general corporate purposes, including working capital needs.

   In addition, for 2001, we are committed to make lease payments of approximately $0.2 million with respect to two new stores, one in southern California and one in Massachusetts. Estimated related capital expenditures in respect of such new stores are approximately $1.0 million. We have no significant current commitments for marketing and related expenditures or for general corporate purposes. Because we cannot predict whether or not our business strategy will be successful or what the market conditions will be in the future, we are currently unable to provide a more accurate estimate of how much cash each of these activities will require.

   Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and store remodels and the requirements for infrastructure needs for both personnel and facilities. To date, we have primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. The cash flow generated from operations and our borrowing capacity under our line of credit were sufficient to meet our capital needs for fiscal 2000. Our current commitment for capital expenditures is approximately $1.2 million (including capital expenditures in connection with the opening of new stores). If additional capital is needed, we may raise such capital through public or private equity or debt financing, subject to limitations imposed by our loan agreement. However, there can be no assurance that additional capital will be available on satisfactory terms.

   We conduct some of our corporate and store operations from leased facilities and lease certain equipment under operating leases. Generally, these have initial lease periods of three to ten years, and contain provisions for renewal options of five to ten years.

Inflation

   California is currently experiencing an energy crisis. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. In addition, portions of California have been experiencing, and may continue to experience, rolling black-outs, which may cause disruptions to our business operations. We are unable to predict the extent and impact of any such price increases or disruptions.

   We do not believe that inflation has had a material impact on our results of operations in recent years. However, we cannot predict what effect inflation (including the potential increase in energy prices) may have on our results of operations in the future.

Seasonality

   Our business is subject to seasonal fluctuations. Significant portions of our net revenue and profits are realized during the fourth quarter of our fiscal year, which includes the December holiday season. In addition, the timing of opening of new stores and our growth may conceal the impact of other seasonal influences.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our revolving line of credit bears interest at either the Index rate (the higher of prime or 50 basis points over the average of rates for overnight federal funds transactions) plus 1.25% or a rate equal to LIBOR plus 3.00%. We elect the rate on a monthly basis for Index rate advances and at the end of the applicable LIBOR period for LIBOR rate advances. The interest cost of our bank debt is affected by changes in either prime, federal funds rates, or LIBOR. Such changes could adversely impact our operating results.

   The supply and price of coffee are subject to significant volatility and can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

   Our hedging strategy is intended to limit the cost exposure of the main commodity used in our business, green coffee beans. We use the following instruments to manage coffee supply and price risk:

  .  Fixed-price purchase commitments

  .  Coffee futures

  .  Coffee futures options

   We use coffee futures and coffee futures options to reduce the price risk of our coffee purchase requirements that we cannot make or have not made on a contractual basis. These coffee futures and coffee futures options are traded on the New York Coffee, Sugar & Cocoa Exchange. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. During 2000, approximately 38% our coffee requirements were hedged with coffee futures.

 Fixed-Price Purchase Commitments

   We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. We seek to maintain a supply of green coffee bean inventory adequate to satisfy our requirements for at least a three month period, which we determine based on historical requirements and recent growth trends. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of December 31, 2000, we had approximately $10.6 million in open fixed-priced purchase commitments. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

 Coffee Futures

   A coffee future is a contract to buy coffee at a contracted price, quantity and date. The price of coffee traded on the exchange is known as the New York "C" market price. We buy higher quality coffee that trades at premiums above the New York "C" market price. During 2000, the prices of approximately 72% of the Company's coffee purchases were based on the New York "C" market price plus a fixed premium, which for many types of coffee has been stable over time. Although this premium varies depending on the supply and demand at the time of purchase, generally, the price of the coffee we purchase tends to fluctuate with the New York "C" market price. This allows us to use coffee futures and coffee futures options to manage our exposure to price fluctuations.

   We use coffee futures to hedge the price of anticipated coffee purchases to achieve a target gross margin for roasted coffee. We convert this margin requirement into an equivalent New York "C" market price for green coffee beans (our "threshold").

   When the current New York "C" market price is below our threshold, we purchase coffee futures to fix the cost of our anticipated needs. Once we contract to purchase coffee from the supplier at a fixed price, we sell the related future. If market prices decline, we forego potential additional gross margin and incur potential cash margin calls. However, we are comfortable with this cost structure and enjoy the security of reduced risk.

 Coffee Futures Options

   When the current New York "C" market price is above our threshold, we purchase coffee futures options to limit the cost exposure for our anticipated needs.

   A coffee futures option is an option to buy a coffee future at a specific price, otherwise known as a trade price. The cost of the option is based on the relationship of the trade price to the current New York "C" market price.

   When we commit to purchase a specified quantity of green coffee beans and do not fix a price, we will hedge this "not-yet-priced" purchase commitment by purchasing a coffee futures option. This coffee futures option locks in a specific price for the not-yet-priced purchase commitment but does not obligate us to take delivery on the contract. If market prices rise, we realize gains on the coffee futures option, which offset the increase in price. If the market prices decline, we will set the contract price of the not-yet-priced purchase commitment at the market price and we will let the option expire, taking advantage of the declining market.

   We also use coffee futures options to hedge anticipated coffee purchases. When the current New York "C" market price is above our threshold, we purchase coffee futures options to limit the risk that coffee prices will continue to rise. If market prices rise, the higher prices of our future fixed-price coffee commitments will be offset by gains from the option. If market prices decline, our future fixed-price coffee commitments will be set at lower prices and the option will expire resulting in no further liability or obligation.

   The extent of our coffee futures and coffee futures option position at any given time depends on the amount of coffee we have contracted to purchase and general market conditions and trends. We anticipate continuing this hedging strategy in the foreseeable future.

   No coffee futures options existed as of December 31, 2000 and no coffee futures options were entered into during 2000.

   Our hedging positions are only placed by the Chief Financial Officer through one reputable brokerage firm.

   The following table reflects the outstanding coffee futures hedging positions as of December 31, 2000 and January 2, 2000.

   Number of                            Contract  Trade  Settlement
   Contracts                             Month    Price    Price    Gain/(Loss)
   ---------                            -------- ------- ---------- -----------
    35................................   Mar-01  $126.00   $65.55   $  (793,406)
    15................................   Mar-01   103.75    65.55      (214,875)
    10................................   May-01    94.25    68.50       (96,563)
    25................................   May-01    89.75    68.50       199,219
                                                                    -----------
   Unrealized Gain/(Loss) as of December 31, 2000.................. $(1,304,063)
                                                                    ===========
     5................................   May-00   108.00   128.40        38,250
     5................................   May-00   106.30   128.40        41,438
     5................................   May-00   123.75   128.40         8,719
    10................................   May-00   116.65   128.40        44,063
    10................................   May-00   105.05   128.40        87,563
     5................................   Jul-00   125.00   130.75        10,781
     5................................   Jul-00   117.55   130.75        24,750
     5................................   Jul-00   106.50   130.75        45,469
     5................................   Sep-00   107.50   132.65        47,156
    10................................   Sep-00    95.75   132.65       138,375
    10................................   Sep-00    96.10   132.65       137,063
                                                                    -----------
   Unrealized Gain as of January 2, 2000........................... $   623,627
                                                                    ===========

   These derivative instruments qualify for hedge accounting and the gains and losses are accounted for as inventory costs and are recorded as expenses or income when the related coffee is sold. We do not hold or issue derivative instruments for trading purposes.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded in the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The Company was required to adopt SFAS No. 133 on January 1, 2001. The initial adoption of these new accounting standards resulted in cumulative other comprehensive loss of $785,000, net of tax. This amount will be recorded as additional cost of sales as the related coffee is sold. The Company will meet the effectiveness tests for hedge accounting and the Company will begin hedge accounting in the second quarter of 2001. During the first quarter of 2001, the Company's derivative instruments (coffee futures) were marked to market through the income statement, and the impact is not expected to be material.

   The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, in December 1999. The Company adopted the requirements of SAB 101 as amended by SAB 101A and B in the fourth quarter of fiscal year ended December 31, 2000 retroactive to the first quarter of fiscal year 2000.

                                 RISK FACTORS

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

   Our business strategy emphasizes the expansion of our non-retail distribution channels (including specialty grocery and gourmet food stores, online and mail order, and office and restaurant accounts). This business strategy represents a shift from our historic business strategy, which largely emphasized the opening and operation of retail stores. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

  . Market our products on a national or international scale and over the internet;

  .  Increase our brand recognition on a national and international scale;

  . Enter into distribution and other strategic arrangements with third party retailers;

  .  Identify and lease strategic locations suitable for new stores; and

  . Manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

   Our revenues may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

If we fail to continue to develop and maintain our brand, our business could suffer.

   We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to our products. We intend to increase our marketing expenditures to create and maintain brand loyalty as well as increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future revenue or implement our business strategy.

   Our success in promoting and enhancing the Peet's brand will also depend on our ability to provide customers with high quality products and customer service. Although we take measures to ensure that we sell only fresh roasted whole bean coffee and our retail employees properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers. Accordingly, customers may prepare coffee from our whole bean coffee incorrectly, store our whole bean coffee for longer periods of time or resell our whole bean coffee without our consent, in each case, potentially affecting the quality of the coffee prepared from our products. If customers do not perceive our products and service to be of high quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

Because our business is centered on a single product, specialty coffee, if the demand for specialty coffee decreases, our business could suffer.

   Sales of specialty coffee constituted 82.0% of our 1999 operating revenue and 82.2% of our 2000 operating revenue. Demand for our products is affected by:

  .  Consumer tastes and preferences;

  .  National, regional and local economic conditions;

  .  Demographic trends;

  .  Consumer traffic trends at our individual retail stores; and

  .  The type, number and location of competing stores.

   Because we are highly dependent on a single product--specialty coffee, a decrease in consumer demand for coffee would harm our business more than if we had more diversified product offerings, as do many of our competitors. If customer demand for specialty coffee decreases, our sales would decrease accordingly.

Our roasting methods are not proprietary, and therefore, competitors may be able to duplicate them, which would harm our competitive position.

   We consider our roasting methods essential to the flavor and richness of our roasted whole bean coffee, and therefore, essential to our brand. Because we do not hold any patents for our roasting methods, it may be difficult for us to prevent competitors from copying our roasting methods. In addition, we trained the roasters at Quartermaine Coffee Roasters in Washington D.C., a small coffee roasting business previously owned by us. If our competitors copy our roasting methods or if Quartermaine Coffee Roasters begins to actively compete with us on a national scale, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

We depend on the expertise of key personnel. If these individuals leave, our operations could suffer.

   Our management is dependent to a large degree on the services of Christopher P. Mottern, Chief Executive Officer and President, and James A. Reynolds, Vice President, Coffee and Tea. In addition, we depend to a large degree on the expertise of our coffee roasters and purchasers. Our ability to source and purchase a sufficient supply of high quality coffee beans and roast coffee beans consistent with our quality standards could suffer if we lost the services of any of these individuals.

Because we are dependent on retail stores in California, a worsening of economic conditions, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease our revenue and may adversely impact our ability to implement our business strategy.

   Our California retail stores generated 79.6% of our 1999 revenue and 74.0% of our 2000 revenue. We expect that our California retail operations will continue to generate a substantial portion of our revenue. In addition, our retail stores provide us with a means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

Rising energy costs in California may result in increased operating expenses and reduced net income.

   California is currently experiencing an energy crisis. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. Because our coffee roasting facility and most of our stores are located in California, our operating expenses will increase if this trend continues. If we cannot pass along these costs to our customers, our margins will suffer and our net income could decrease. In addition, portions of California have been experiencing, and may continue to experience, rolling black-outs, which may cause disruptions to our business operations.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

   All of our 59 retail locations are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail locations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand-building strategy.

We may not be able to hire or retain additional management and other personnel as our business grows and our recruiting and training costs may increase as a result of turn-over, both of which may increase our costs and reduce our profits and may adversely impact our ability to implement our business strategy.

   The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel, including technical personnel and retail employees. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy may suffer if:

  . We are unable to recruit or retain a sufficient number of qualified employees;

  .  The costs of employee compensation or benefits increase substantially;
     or

  . The costs of outsourcing certain tasks to third party providers increase substantially.

   In addition, we expend significant resources in training our retail managers and employees. During the past few years, retail employee turnover has increased to approximately 75% per year. If turnover continues to increase, we may incur additional recruiting and training costs.

Because we rely heavily on common carriers to ship our coffee on a daily basis, any disruption in their services or increase in shipping costs could adversely affect our business.

   We rely on a number of common carriers to deliver coffee to our customers and retail stores. We consider roasted coffee a perishable product and we rely on these common carriers to deliver fresh roasted coffee on a daily basis. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes and other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

  . Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;

  . Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and

  . Require us to contract with alternative, and possibly more expensive, common carriers.

   Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

Because we are headquartered, and most of our stores are located, near major earthquake faults, we face potential disruption from earthquakes.

   Our only coffee roasting and distribution facility and most of our stores are located near major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business process. We are uninsured for business disruptions caused by an earthquake.

Increases in the cost of high quality Arabica coffee beans could reduce our gross margin and profit.

   Coffee is a trade commodity and, in general, its price can fluctuate depending on:

  .  Weather patterns in coffee-producing countries;

  .  Economic and political conditions affecting coffee-producing countries;

  .  Foreign currency fluctuations; and

  .  The ability of coffee-producing countries to agree to export quotas.

   If the cost of our green coffee beans increases due to any of these factors, we may not be able to pass along those costs to our customers because of the competitive nature of the specialty coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and our profitability will suffer accordingly.

Decreased availability of high quality Arabica coffee beans could result in a decrease in revenue and jeopardize our ability to expand our business.

   Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. If our relationships with coffee brokers, exporters and growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans. In such case, we may not be able to fulfill the demand of our existing customers, supply new retail stores or expand other channels of distribution. A raw material shortage could result in decreased revenues or could impair our ability to expand our business.

Political instability in coffee growing regions could result in a decrease in the availability of high quality Arabica coffee beans needed for the continued operation and growth of our business and an increase in our operating costs.

   We roast Arabica coffee beans from many different regions to produce 33 types and blends of coffee. The political situation in many of those regions, including Africa, Indonesia and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. Frequent substitutions and changes in our coffee product lines may lead to cost increases, customer alienation and fluctuations in our gross margins. Furthermore, a worldwide supply shortage of the high quality Arabica coffee beans we purchase could have a material adverse effect on our business.

Competition in the specialty coffee market is intense and could affect our profitability.

   The whole bean specialty coffee category is highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia, Green Mountain, Illy Cafe, Millstone, Seattle's Best and Starbucks. There are an estimated 500 smaller and regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position will be weakened.

   Despite competing in a fragmented product category whole bean specialty coffee brands are being established across multiple distribution channels. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores, through online and mail order and in office and restaurant locations. We have only recently begun to penetrate these channels. Other competitors may have an advantage over us based on their earlier entry into these distribution channels.

   Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Many of these new market entrants may have substantially greater financial, marketing and operating resources than us. In addition, many of our existing competitors have substantially greater financial, marketing and operating resources than us.

Adverse public or medical opinion about caffeine may harm our business.

   Our specialty coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits.

Our directors, executive officers and significant shareholders have considerable control over the Company, which may lead to conflicts with other shareholders over corporate governance.

   Our directors, executive officers and significant shareholders may exert their considerable control over Peet's to advance their interests at the expense of other shareholders. Our directors, executive officers and current holders of 5% or more of our outstanding common stock will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. Following the completion of the IPO, these shareholders beneficially own approximately 19.2% of our outstanding common stock and Gerald Baldwin, our current chairman, beneficially owns approximately 12.8% of our outstanding common stock. These shareholders, acting together, and Mr. Baldwin, acting alone, will be able to significantly influence all matters requiring shareholder approval, and they may exercise this ability in a manner that advances their best interests and not necessarily those of other shareholders.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

   Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Washington law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

  . Establishing a classified board of directors requiring that members of the board be elected in different years;

  . Authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

  . Prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates;

  . Limiting the ability of shareholders to call special meetings of shareholders;

  . Prohibiting shareholder action by written consent and requiring all shareholder actions to be taken at a meeting of our shareholders; and

  . Establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

   In addition, Chapter 23B.19 of the Washington Business Corporation Act and the terms of our incentive stock plans may discourage, delay or prevent a change in control.

There may be sales of substantial amounts of our common stock, which could cause our stock price to fall.

   Our current shareholders hold a substantial number of shares, which they are able to sell in the public market. Sales of a substantial number of shares of our common stock within a short period of time after the IPO could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Item 8. Financial Statements and Supplementary Data

   All information required by this item is included on pages F-1 to F-    in
Item 14 of this Report and is incorporated to this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table sets forth information with respect to our directors and executive officers:

             Name           Age                     Position
             ----           ---                     --------
   Christopher P. Mottern..  57 Chief Executive Officer, President and Director
                                Chief Financial Officer, Vice President and
   Mark N. Rudolph.........  42 Assistant Secretary
                                Vice President, Business Development and
   Peter B. Mehrberg.......  42 General Counsel
   James A. Reynolds.......  62 Vice President, Coffee and Tea, and Secretary
   Deborah McGraw..........  59 Vice President, Retail Operations
   William M. Lilla........  45 Executive Vice President
   Bruce A. MacLaren.......  54 Vice President, Direct Delivery
                                Chief Information Officer and Vice President,
   Michael J. Cloutier.....  46 Information Systems
   Gerald Baldwin..........  58 Director
   Gordon A. Bowker........  58 Director
   H. William Jesse, Jr. ..  49 Chairman of the Board
   Laurence B. Mindel......  63 Director

   Christopher P. Mottern has served as President and Chief Executive Officer and as a director since May 1997. From 1992 to 1996, Mr. Mottern served as President of The Heublein Wines Group, a manufacturer and marketer of wines and now a subsidiary of United Distillers & Vintners Ltd. From 1986 through 1991, he served as President and Chief Executive Officer of Capri Sun, Inc., one of the largest single-service juice drink manufacturers in the United States. Mr. Mottern currently serves as a director, member of the compensation committee and chairman of the audit committee of Valley Media, Inc. He has also served on the board of Coen, Inc. since 1990.

   Mark N. Rudolph has served as Chief Financial Officer since September 1988. He was appointed Vice President and Assistant Secretary in September 1994.

   Peter B. Mehrberg has served as Vice President, Business Development since October 1999 and as General Counsel since September 1994. Mr. Mehrberg served as Vice President, Real Estate from June 1997 to 1999 and as Director of Real Estate from July 1994 to June 1997.

   James A. Reynolds has served as Vice President, Coffee and Tea since February 1994, and as Secretary since February 1988. He also served as a director from 1985 to 1997. He joined Peet's in 1984.

   Deborah McGraw has served as Vice President, Retail Operations since October 1995. She has worked for Peet's in various capacities since 1983. Ms. McGraw became a store manager in 1989 and was promoted to District Manager in March 1989, to Regional Director in January 1994, and to Director of Retail Operations in September 1994.

   William M. Lilla has served as Executive Vice President since December 2000. He served as Vice President, Marketing and Strategy from April 1998 to December 2000. Before joining Peet's, Mr. Lilla was employed by The Heublein Wines Group as Vice President of Strategy from October 1997 to April 1998, Vice President of Marketing from September 1994 to October 1997, and Director of Marketing from September 1993 to September 1994.

   Bruce A. MacLaren has served as Vice President, Direct Delivery since July 1999. From 1993 until February 1999, he served as Director of Information Systems for The Heublein Wines Group.

   Michael J. Cloutier has served as Vice President, Information Systems since August 1999. He was a Systems Manager for Peet's from August 1999 to December 1999. Between October 1997 and August 1999,

Mr. Cloutier founded and ran two computer consulting businesses, 121 Solutions and Pleasanton Partners, Inc. From April 1996 to October 1997, Mr. Cloutier served as Vice President, Operations of M1 Software, Inc., a software development company. From 1993 to April 1996, Mr. Cloutier was the Deputy Business and Strategic Planning Officer at the Mare Island Naval Shipyard.

   Gerald Baldwin has served as a director of the Company since 1971 and as Chairman of the Board from 1994 to January 2001. From 1971 until 1994, Mr. Baldwin was President and Chief Executive Officer of the Company, which he co-founded in 1971.

   Gordon A. Bowker has served as a director of the Company from 1971 to 1987 and from September 1994 to the present. Since 1986, Mr. Bowker has been a principal and investor of Apanage Inc., a real estate development company. Mr. Bowker has 20 years of experience in growing publicly traded and private companies as an investor, founder, director and marketing advisor. He co-founded Starbuck's Coffee Company, Redhook Ale Brewery, Incorporated and Seattle Weekly.

   H. William Jesse, Jr. has served as Chairman of the Board since January 2001 and as a director of the Company since August 1998. Mr. Jesse is chairman of Jesse.Hansen&Co, strategic and financial advisors to high-growth consumer companies. He founded the firm in 1986, and served as its President and Chief Executive Officer through March 1998. Since 1988, Mr. Jesse has served as Chairman and Chief Executive Officer of Vineyard Properties Corporation, a developer of wine grape vineyards. In 1998, he also served as interim Chairman and Chief Executive Officer of Food.com, Inc. Mr. Jesse currently serves as a director of the 3DO Company.

   Laurence B. Mindel has been a director of the Company since August 1997. Mr. Mindel has been Chairman of the Board of Il Fornaio (America) Corporation, an Italian restaurant and bakery chain with locations throughout the United States, since 1987. He served as its President from 1987 until 1995 and as its Chief Executive Officer from 1987 until 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

   Incorporated by reference from the information under the caption "Executive Compensation" in our definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2001.

Item 13. Certain Relationships and Related Transactions

   Incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   The following documents are filed as part of this Form 10-K.

   (a)(1) Index to Consolidated Financial Statements.

   The following Consolidated Financial Statements of Peet's Coffee & Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:

                                                                           Page
                                                                           ----
   Report of Deloitte & Touche LLP, Independent Auditors.................  F-2

   Consolidated Balance Sheets as of January 3, 1999, January 2, 2000 and
    December 31, 2000....................................................  F-3

   Consolidated Statements of Operations for the Years Ended January 3,
    1999, January 2, 2000 and December 31, 2000..........................  F-4

   Consolidated Statements of Shareholders' Equity for the Years Ended
    January 3, 1999, January 2, 2000 and December 31, 2000...............  F-5

   Consolidated Statements of Cash Flows for the Years Ended January 3,
    1999, January 2, 2000 and December 31, 2000..........................  F-6

   Notes to Consolidated Financial Statements............................  F-7

   (a)(2) Index to Financial Statement Schedule.

   Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

   (a)(3) Listing of Exhibits

 Exhibit                               Description
 -------                               -----------
  3.1    Amended and Restated Articles of Incorporation.*

  3.2    Amended and Restated Bylaws.*

  4.1    Form of common stock certificate.*

 10.1 Credit Agreement, dated as of September 1, 2000, among Peet's Coffee and Tea, Inc., Peet's Companies, Inc., Peet's Trademark Company and
          General Electric Capital Corporation.*

 10.2    Letter Agreement dated October 11, 2000 among Peet's Coffee and Tea,
          Inc., Peet's Companies, Inc., Peet's Trademark Company and General
          Electric Capital Corporation.*

 10.3    First Amendment to Credit Agreement dated as of January 19, 2001 among
          Peet's Operating Company, Inc. (formerly Peet's Coffee and Tea,
          Inc.), Peet's Coffee & Tea, Inc. (formerly Peet's Companies, Inc.),
          Peet's Trademark Company and General Electric Capital Corporation.*

 10.4 Loan Agreement, dated as of December 1, 1995, by and between California Statewide Communities Development Authority and Peet's
          Coffee and Tea, Inc.*

 10.5    Amended and Restated 1993 Stock Option Plan.(1)*

 10.6    1994 California Stock Option Plan.(1)*

 10.7    1997 Equity Incentive Plan and form of Stock Option Agreement.(1)*

 10.8    Peet's Operating Company, Inc. Savings and Retirement Plan.(1)*

 10.9    2000 Equity Incentive Plan and form of Stock Option Agreement.(1)*


 Exhibit                              Description
 -------                              -----------
 10.10   2000 Non-Employee Director Plan and form of Stock Option
          Agreement.(1)*

 10.11   2000 Employee Stock Purchase Plan and form of Offering.(1)*

 10.12   Peet's Operating Company, Inc. Key Employee Severance Benefit
          Plan.(2)*

 10.13   Change of Control Option Acceleration Plan.(1)*

 10.14 Warrant to Purchase 100,000 Shares of Common Stock of Registrant issued by Registrant to Jesse.Hansen&Co (formerly HWJesse & Co.)
          dated May 23, 1997 (covering 200,000 shares after giving effect to the two-for-one stock split).*

 10.15   Advisory Engagement Letter dated December 9, 1996, between Peet's
          Operating Company, Inc. and Jesse.Hansen&Co.*

 10.16 Peet's Operating Company, Inc. Key Employment Agreement for Chairman dated as of January 4, 1999.(2)*

 10.17   Peet's Operating Company, Inc. Key Employment Agreement for Chief
          Executive Officer dated as of May 9, 2000.(2)*

 10.18   Peet's Operating Company, Inc. Key Employment Agreement for Vice
          President, Coffee dated as of June 6, 2000.(2)*

 10.19   Peet's Operating Company, Inc. Key Employment Agreement for Chief
          Financial Officer dated as of January 4, 1999.(2)*

 10.20   Peet's Operating Company, Inc. Key Employment Agreement for Vice
          President, Marketing dated as of January 4, 1999.(2)*

 10.21 Form of Indemnity Agreement between the registrant and each of its directors and officers.(2)

 21.1    Subsidiaries of the registrant.*

 23.1    Consent of Deloitte & Touche LLP.

--------
 * Incorporated by reference. Previously filed as an exhibit to the Registrant's Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.

(1) Compensatory plan or arrangement.

(2) Management contract.

   (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  F-2

Consolidated Balance Sheets as of January 2, 2000 and December 31, 2000...  F-3

Consolidated Statements of Operations for the Years Ended January 3, 1999,
 January 2, 2000 and December 31, 2000 ...................................  F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
 January 3, 1999, January 2, 2000 and December 31, 2000 ..................  F-5

Consolidated Statements of Cash Flows for the Years Ended January 3, 1999,
 January 2, 2000 and December 31, 2000 ...................................  F-6

Notes to Consolidated Financial Statements................................  F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
 Peet's Coffee & Tea, Inc.

   We have audited the accompanying consolidated balance sheets of Peet's Coffee & Tea, Inc. and subsidiaries as of January 2, 2000 and December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Peet's Coffee & Tea, Inc. and subsidiaries as of January 2, 2000 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 28, 2001

                           PEET'S COFFEE & TEA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                        January 2, December 31,
                                                           2000        2000
                                                        ---------- ------------
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents............................  $ 1,074     $ 1,598
  Accounts receivable (net of allowance of $61 and
   $69)................................................      740         954
  Inventories (Note 3).................................    7,211       8,940
  Deferred income taxes................................      170          92
  Prepaid expenses and other...........................      998         883
                                                         -------     -------
    Total current assets...............................   10,193      12,467
Property and equipment, net (Note 4)...................   21,780      22,595
Deferred income taxes..................................      955       1,505
Intangible and other assets, net.......................    1,722       3,046
                                                         -------     -------
    Total assets.......................................  $34,650     $39,613
                                                         =======     =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.....................................  $ 4,353     $ 5,158
  Accrued compensation and benefits....................    1,914       2,054
  Other accrued liabilities............................      996       1,825
  Short-term borrowings................................    5,600       4,246
  Current portion of long-term borrowings..............    2,816       2,037
                                                         -------     -------
    Total current liabilities..........................   15,679      15,320
Long-term borrowings, less current portion.............    7,240      14,544
Deferred lease credits.................................      540         582
                                                         -------     -------
    Total liabilities..................................   23,459      30,446
                                                         -------     -------
Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred stock, no par value; authorized 10,000,000
   shares; issued and outstanding 471,000 of Series A,
   liquidation preference of $4,828....................    4,537       4,537
  Common stock, no par value; authorized 50,000,000
   shares; issued and outstanding: 4,514,000 and
   4,516,000 shares....................................    7,966       8,217
  Accumulated deficit..................................   (1,312)     (3,587)
                                                         -------     -------
    Total shareholders' equity.........................   11,191       9,167
                                                         -------     -------
    Total liabilities and shareholders' equity.........  $34,650     $39,613
                                                         =======     =======

                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       1998    1999     2000
                                                      ------- -------  -------
Net sales...........................................  $59,787 $69,059  $84,302
                                                      ------- -------  -------
Operating expenses:
  Cost of sales and related occupancy expenses......   29,851  33,175   40,194
  Operating expenses................................   17,969  21,902   27,776
  Marketing and advertising.........................    2,176   3,491    6,069
  Depreciation and amortization.....................    2,711   3,404    4,576
  General and administrative expenses...............    5,961   6,230    6,651
                                                      ------- -------  -------
    Total operating costs and expenses..............   58,668  68,202   85,266
                                                      ------- -------  -------
Income (loss) from operations.......................    1,119     857     (964)
Interest expense, net...............................      709     985    1,907
                                                      ------- -------  -------
Income (loss) before income taxes...................      410    (128)  (2,871)
Income tax provision (benefit)......................      242      16     (596)
                                                      ------- -------  -------
Net income (loss)...................................  $   168 $  (144) $(2,275)
                                                      ======= =======  =======
Basic net income (loss) per share...................  $  0.04 $ (0.03) $ (0.50)
                                                      ======= =======  =======
Diluted net income (loss) per share.................  $  0.03 $ (0.03) $ (0.50)
                                                      ======= =======  =======
Shares used in calculating basic net income (loss)
 per share..........................................    4,397   4,489    4,515
                                                      ======= =======  =======
Shares used in calculating diluted net income (loss)
 per share..........................................    5,710   4,489    4,515
                                                      ======= =======  =======


                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                               Series A
                           Preferred Stock      Common Stock
                          ------------------ ------------------                 Total
                            Shares             Shares           Accumulated Shareholders'
                          Outstanding Amount Outstanding Amount   Deficit      Equity
                          ----------- ------ ----------- ------ ----------- -------------
Balance at December 28,
 1997...................      471     $4,537    4,382    $7,303   $(1,522)     $10,318
Stock options exercised,
 including tax benefit..                           26       119                    119
Tax benefit of purchase
 discount warrants......                                              186          186
Net income..............                                              168          168
                              ---     ------    -----    ------   -------      -------
Balance at January 3,
 1999...................      471      4,537    4,408     7,422    (1,168)      10,791
Stock options exercised,
 including tax benefit..                          106       531                    531
Amortization of stock
 compensation...........                                     13                     13
Net loss................                                             (144)        (144)
                              ---     ------    -----    ------   -------      -------
Balance at January 2,
 2000...................      471      4,537    4,514     7,966    (1,312)      11,191
Stock options
 exercised..............                            2        13                     13
Amortization of stock
 compensation...........                                    238                    238
Net loss................                                           (2,275)      (2,275)
                              ---     ------    -----    ------   -------      -------
Balance at December 31,
 2000...................      471     $4,537    4,516    $8,217   $(3,587)     $ 9,167
                              ===     ======    =====    ======   =======      =======


                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    1998      1999      2000
                                                   -------  --------  --------
Cash flows from operating activities:
  Net income (loss)............................... $   168  $   (144) $ (2,275)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization.................   3,260     3,958     5,210
    Tax benefit of purchase discount warrants.....     186
    Tax benefit from exercise of stock options....      16       102
    Amortization of discounted stock options......                13       238
    Deferred income taxes.........................     142      (191)     (472)
    Loss on disposition of assets.................     220       496       188
  Changes in other assets and liabilities:
    Accounts receivable...........................     232      (309)     (214)
    Inventories...................................  (2,504)    1,797    (1,730)
    Prepaid expenses and other....................    (179)     (327)      115
    Other assets..................................      33                (207)
    Accounts payable, accrued liabilities and
     other liabilities............................   1,285       865     1,816
                                                   -------  --------  --------
      Net cash provided by operating activities...   2,859     6,260     2,669
                                                   -------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment.............  (5,440)   (9,665)   (5,518)
  Proceeds from sales of property and equipment...      15         2         4
  Additions to intangible assets..................    (753)     (416)     (276)
                                                   -------  --------  --------
      Net cash used in investing activities.......  (6,178)  (10,079)   (5,790)
                                                   -------  --------  --------
Cash flows from financing activities:
  Proceeds from borrowings........................  10,334     4,031    46,258
  Repayments of debt..............................  (7,133)     (440)  (41,544)
  Payments of stock offering costs (completed in
   January 2001)..................................                      (1,082)
  Proceeds from issuance of common stock..........     103       429        13
                                                   -------  --------  --------
      Net cash provided by financing activities...   3,304     4,020     3,645
                                                   -------  --------  --------
Change in cash and cash equivalents...............     (15)      201       524
Cash and cash equivalents, beginning of period....     888       873     1,074
                                                   -------  --------  --------
Cash and cash equivalents, end of period.......... $   873  $  1,074  $  1,598
                                                   =======  ========  ========
Supplemental cash flow disclosures:
  Cash paid (received) for:
    Interest...................................... $   813  $  1,054  $  1,668
    Income taxes..................................    (114)      (77)      108
NON CASH FINANCING ACTIVITY--
  Property acquired under capital lease...........                    $    476

                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. History and Organization

   Peet's Coffee & Tea, Inc., the ("Company") (formerly Peet's Companies, Inc.) sells fresh roasted coffee, hand selected tea and related items in several distribution channels, including specialty grocery and gourmet food stores, online and mail order, office and restaurant accounts and company-owned retail stores. At January 2, 2000 and December 31, 2000, the Company had 53 and 58 retail stores, respectively, in California, Illinois, Oregon, and Massachusetts.

   On November 1, 2000, the Board of Directors of the Company approved a two-for-one stock split of the Company's outstanding common stock which was effective January 22, 2001. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

2. Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

   Year End--The Company's year end is the Sunday closest to December 31. The years 2000 and 1999 included 52 weeks. The year 1998 included 53 weeks.

   Cash and Cash Equivalents--The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

   Inventories--Raw materials consist primarily of green bean coffee and finished goods which include roasted coffee, tea, accessory products, spices, packaged foods, and packaging. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost.

   Property and equipment are stated at cost. Depreciation and amortization are recorded on the straight-line method over the estimated useful lives of the property and equipment, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, which range from 3 to 10 years.

   Intangible and other assets primarily includes lease rights, deposits, trademarks, deferred financing costs and prepaid stock offering costs of $1,082,000 at December 31, 2000 (see Note 15). Lease rights represent payments made to lessors and others to secure retail locations and are amortized over the life of the related lease. Lease rights, net of amortization, were $877,000 and $796,000 at January 2, 2000 and December 31, 2000, respectively. Intangible assets are amortized on the straight-line method over the estimated useful lives ranging from 10 to 15 years. Accumulated amortization was $1,178,000 and $1,398,000 at January 2, 2000 and December 31, 2000,
respectively. Amortization expense was $192,000, $205,000 and $220,000 in 1998, 1999, and 2000, respectively.

   Impairment of Long-Lived Assets--The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

   If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. In 1998, 1999 and 2000, impairment losses of $162,000, $436,000 and $129,000, respectively, were recorded as general and administrative expense to write off property related to closed stores.

                           PEET'S COFFEE & TEA, INC.

   Store Closure--The Company accrues an estimate for the costs associated with closing under-performing stores in the period in which the store is identified and approved by management under a plan of termination. The plan includes the method of disposition and the expected date of completion. Costs, which are considered to have no future economic benefit, include direct costs to terminate a lease or sublease a property and the difference between the book value and estimated recovery of fixed assets. Significant changes to the plan are unlikely. The operating costs, including depreciation, of stores or other facilities to be sold or closed are expensed during the period they remain in use.

   The Company recorded expenses of $220,000, $482,000 and $456,000 representing the write off of leasehold improvements, fixed assets and estimated future rental payments for store closures during the periods 1998, 1999 and 2000, respectively. The Company had an accrual of $48,000 and $301,000 representing estimated future rental payments at January 2, 2000 and December 31, 2000, respectively. A summary of the accrual activity is as follows (excluding write-off of assets) (amounts in thousands):

                                     Balance at Additions              Balance
                                     Beginning  Charges to             at End
                                     of Period   Expense   Deductions of Period
                                     ---------- ---------- ---------- ---------
Accrual related to store closures:
  Year ended January 3, 1999........               $ 35                 $ 35
  Year ended January 2, 2000........    $35          48       $(35)       48
  Year ended December 31, 2000......     48         327        (74)      301

   Revenue Recognition--Net sales are recorded based on purchases by customers at retail locations or when merchandise is shipped from the warehouse for direct-to-customer sales. Sales returns are insignificant. The Company establishes an allowance for estimated doubtful accounts which management believes are appropriate. A summary of the allowance is as follows (amounts in thousands):

                                     Balance at Additions              Balance
                                     Beginning  Charges to             at End
                                     of Period   Expense   Deductions of Period
                                     ---------- ---------- ---------- ---------
Allowance for doubtful accounts:
  Year ended January 3, 1999........    $125                  $(75)      $50
  Year ended January 2, 2000........      50       $47        $(36)       61
  Year ended December 31, 2000......      61        23         (15)       69

   Preopening costs or costs associated with the opening or remodeling of stores, such as payroll and rent, are charged to expense as incurred.

   Hedging Activities--The Company uses coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting and the gains and losses are accounted for as inventory costs and are recorded as expense or income when the related coffee is sold. The Company does not hold or issue derivative instruments for trading purposes.

   Fair Value of Financial Instruments--The carrying value of cash and equivalents, receivables and accounts payable approximates fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt. The fair value of futures contracts is the amount at which they could be

                           PEET'S COFFEE & TEA, INC.

settled, based on estimates obtained from dealers. Net unrealized gains (losses) on such contracts, reflected in inventory, were $41,000 at January 3, 1999, $624,000, at January 2, 2000 and ($1,304,000) at December 31, 2000.

   Cost of sales and related occupancy expenses consist primarily of coffee and other product costs. It also includes plant manufacturing (including depreciation), freight and distribution costs. Occupancy expenses include rent and related expenses such as utilities.

   Advertising costs are expensed as incurred. Advertising expense was $1,496,000, $2,472,000 and $5,158,000 in 1998, 1999, and 2000, respectively.

   Shipping Revenue--Beginning in 2000, the Company recorded shipping revenue in net sales, previously recorded net of shipping expenses in cost of goods sold. Prior year amounts have been reclassified to conform to current year presentation. The Company recorded shipping revenue of $1,102,000, $1,252,000 and $1,371,000 related to online and mail order and specialty sales in 1998, 1999 and 2000, respectively.

   Deferred Lease Credits--Certain of the Company's lease agreements provide for scheduled rent increases during the term of the lease. Rent is expensed on a straight-line basis over the term of the lease.

   Income Taxes--Income taxes are accounted for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates currently in effect.

   Stock-Based Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. The disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 9.

   Net Income (Loss) per Share--Basic net income per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issued through stock options, warrants and the conversion of preferred stock. Diluted net loss per share for the year ended January 2, 2000 and December 31, 2000 does not include the common shares issued through stock options, warrants and the conversion of preferred stock because they are anti-dilutive.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications--Certain reclassifications have been made to prior years' financial statements in order to conform with the current year's presentation.

   Comprehensive income(loss) equals net income(loss) for all periods presented.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded in the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow

                           PEET'S COFFEE & TEA, INC.

hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The Company is required to adopt SFAS No. 133 on January 1, 2001. The initial adoption of these new accounting standards resulted in cumulative other comprehensive loss of $785,000, net of tax. This amount will be recorded as additional cost of sales as the related coffee is sold. The Company will meet the effectiveness tests for hedge accounting and the Company will begin hedge accounting in the second quarter of 2001. During the first quarter of 2001, the Company's derivative instruments (coffee futures) were marked to market through the income statement, and the impact is not expected to be material.

   The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, in December 1999. The Company adopted the requirements of SAB 101 as amended by SAB 101A and B in the fourth quarter of 2000 retroactive to the first quarter of 2000. The implementation of SAB 101 was not material to the financial statements.

3. Inventories

   The Company's inventories consist of (in thousands):

                                                                    1999   2000
                                                                   ------ ------
     Raw materials................................................ $4,350 $5,795
     Finished goods...............................................  2,861  3,145
                                                                   ------ ------
       Total...................................................... $7,211 $8,940
                                                                   ====== ======

4. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                               1999      2000
                                                             --------  --------
   Leasehold improvements................................... $ 17,434  $ 20,006
   Furniture and fixtures...................................   15,296    18,012
   Equipment and vehicles...................................    3,347     3,876
   Construction in progress.................................    2,252     2,096
                                                             --------  --------
     Total..................................................   38,329    43,990
   Less accumulated depreciation............................  (16,549)  (21,395)
                                                             --------  --------
     Total.................................................. $ 21,780  $ 22,595
                                                             ========  ========

   Depreciation expense was $3,068,000 in 1998, $3,771,000 in 1999, and
$4,990,000 in 2000, respectively. The Company capitalized interest on construction in progress of $100,000 in 1999 and $58,000 in 2000.

5. Borrowings

   At December 31, 2000, the Company had a $30,000,000 credit facility with General Electric Capital Corporation, which replaced a previous credit facility of $21,000,000. The current facility has a five-year term and provides for a line of credit up to $15,000,000, a Term A Loan for $7,000,000 amortized over five years and a Term B Loan for $8,000,000 interest only for eighteen months with principal due on February 28, 2002. The

                           PEET'S COFFEE & TEA, INC.

revolving line of credit also provides for the issuance of up to $3,000,000 in letters of credit. Total availability under this facility is determined by subtracting the Company's funded debt (less the outstanding balance on its Term B Loan) from the Company's trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period after September 1, 2001 and before September 1, 2002, and 3.25 thereafter. At December 31, 2000, $4,246,000 was outstanding under the line of credit. The Term A and Term B loans were repaid in February 2001 with the proceeds from the Company's stock offering (see Note 15).

   Borrowings under the credit facility are secured by substantially all of the Company's assets. The credit facility contains monthly, quarterly and annual financial covenants which require the Company to maintain a minimum EBITDA and fixed charge coverage ratio. In addition, the credit facility contains restrictions on the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, pay dividends and make other distributions to shareholders, acquire and retire common stock and make investments. The credit facility prohibits the Company from forming or acquiring subsidiaries, merging with or into other companies or selling all or substantially all of its assets. The credit facility also limits the number of retail stores the Company is allowed to open. These limitations were reduced after repayment of the Term B Loan in January 2001. The Company anticipates amending the remaining restrictions and covenants during 2001.

   Prior to September 1, 2000, the Company had a $21,000,000 credit facility with another bank. The facility provided for a revolving line of credit of $12,000,000, a term loan facility that provided advances up to $7,500,000 maximum and a standby letter of credit of $2,268,000. The Company elected certain interest rate options based on various indices and with differing margins based on the Company's leverage ratio at various points in time.

   In 1995, the Company obtained financing under industrial development revenue bonds issued California Statewide Communities Development Authority. Borrowings bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $440,000 is payable annually each December 1. As of December 31, 2000 all available amounts have been utilized. As of December 31, 2000, the Company has an outstanding standby letter of credit for $1,810,000 backing the development bonds. The reducing standby letter of credit bears an annual interest charge of 1.5% payable monthly.

   Long-term borrowings consist of the following (amounts in thousands):

                                                               1999     2000
                                                              -------  -------
   Term loan, payable to financial institution, interest
    payable monthly at a rate of 9.77% at December 31, 2000
    (rate is calculated at the LIBOR rate plus 3.00%),
    principal payable monthly through August 31, 2005.......           $ 6,533
   Term loan, payable to financial institution, interest
    payable monthly at a rate of 13.77% at December 31, 2000
    (rate is calculated at the LIBOR rate plus 7.00%),
    principal due on February 28, 2002......................             8,000
   Industrial development revenue bond, interest at a weekly
    floating rate until maturity in 2006 (5.00% at December
    31, 2000). Interest payable weekly and principal of
    $440,000 payable annually beginning December 1, 1997....  $ 2,180    1,740
   Term loans, payable to bank, interest payable monthly at
    a rate of 7.8125% at January 2, 2000....................    7,876      --
   Capital lease obligations (see Note 10)..................      --       308
                                                              -------  -------
     Total..................................................   10,056   16,581
   Less current portion.....................................   (2,816)  (2,037)
                                                              -------  -------
     Total..................................................  $ 7,240  $14,544
                                                              =======  =======

                           PEET'S COFFEE & TEA, INC.

   Scheduled maturities of the Company's borrowings at December 31, 2000 (excluding capital lease obligation, see Note 10) are as follows (amounts in thousands):

     Year:
       2001............................................................. $ 1,840
       2002.............................................................   9,840
       2003.............................................................   1,840
       2004.............................................................   1,540
       2005.............................................................   1,073
       Thereafter.......................................................     140
                                                                         -------
         Total.......................................................... $16,273
                                                                         =======

6. Income Taxes

   The income tax provision (benefit) consists of the following (amounts in thousands):

                                                              1998 1999   2000
                                                              ---- -----  -----
     Current:
       Federal............................................... $ 36 $ 169  $ (66)
       State.................................................   64    39    (58)
                                                              ---- -----  -----
         Total...............................................  100   208   (124)
                                                              ---- -----  -----
     Deferred:
       Federal...............................................  120  (165)  (569)
       State.................................................   22   (27)    97
                                                              ---- -----  -----
         Total...............................................  142  (192)  (472)
                                                              ---- -----  -----
         Total............................................... $242 $  16  $(596)
                                                              ==== =====  =====

   The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

                                                          1998  1999    2000
                                                          ----  -----   -----
     Statutory Federal rate.............................. 34.0%  34.0%   34.0%
     State income taxes less federal benefit.............  5.8    5.8     5.8
     Restriction on federal charitable contributions
      carryforward....................................... 12.5    0.0   (14.8)
     Non-deductible items................................  2.0  (20.3)   (0.6)
     California net operating loss limitation............  8.8  (36.0)   (3.6)
     California Manufacturer Investment Credit........... (4.1)  (4.0)    0.0
                                                          ----  -----   -----
       Total............................................. 59.0% (12.5)%  20.8%
                                                          ====  =====   =====

                           PEET'S COFFEE & TEA, INC.

   Deferred tax assets (liabilities) consist of the following (amounts in thousands):

                                                                 1999    2000
                                                                ------  -------
     Net operating loss carryforwards.......................... $  852  $ 1,763
     Charitable contribution carryforwards.....................    372      424
     Credit carryforwards......................................    560      493
     Scheduled rent............................................    180      190
     Accrued reserves..........................................     70      216
     Accrued compensation......................................    198      241
                                                                ------  -------
       Gross deferred tax assets...............................  2,232    3,327
                                                                ------  -------
     Property and equipment....................................   (451)    (554)
     State taxes...............................................    (31)      (5)
     Other.....................................................   (350)    (747)
                                                                ------  -------
       Gross deferred tax liabilities..........................   (832)  (1,306)
                                                                ------  -------
     Valuation allowance.......................................   (275)    (424)
                                                                ------  -------
       Net deferred tax assets................................. $1,125  $ 1,597
                                                                ======  =======

   The Company has federal net operating loss carryforwards of $4,080,000, which expire between 2012 and 2020 and state net operating loss carryforwards of $4,200,000, which expire between 2002 and 2005. Certain restrictions apply on the use of loss carryforwards, charitable contribution carryforwards and certain tax credits. Section 382 of the Internal Revenue Code and similar provisions with state agencies place limitations on the ability to utilize net operating loss carryforwards in a change of control of the Company. A valuation allowance has been recorded to reduce specific tax attribute carryovers to amounts that are more likely than not to be realized.

7. Employee Benefit Plan

   The Company's 401(k) plan covers substantially all employees. Employees may contribute up to 15% of their annual salary up to a maximum of $10,500. The Company matches 50% of amounts contributed by its employees. Profit sharing plan expense was $149,000, $194,000 and $347,000 in 1998, 1999 and 2000,
respectively.

8. Shareholders' Equity

   Prior to the Company's initial public offering in January 2001, the Company was authorized to issue 10,000,000 shares of preferred stock without par value, of which 1,000,000 and 98,000 shares have been designated for issuance as Series A and Series B preferred stock (preferred stock), respectively. The holders of preferred stock have the same voting privileges as holders of the Company's common stock. The preferred stock can be converted at any time, at the option of the holder, into common stock at an initial conversion rate of one preferred share into one common share (one-to-one), subject to adjustment for future stock dividends and stock splits. In the event of an initial public offering that raises at least $7.5 million with a per share price of at least $8.00 per share (adjusted for stock splits), the preferred stock automatically converts into common at a conversion rate of one-to-one. A two-for-one common stock split was effective on January 22, 2001. Accordingly, in connection with the Company's initial public offering in January 2001 (see Note 15), the preferred stock converted into common stock at a conversion rate of one-to-two as adjusted for the stock split. On January 30, 2001, the Company amended and restated its articles of incorporation, pursuant to which the Company's authorized capital stock consists of 50,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. None of the preferred stock has been issued or designated as of March 2001.

                           PEET'S COFFEE & TEA, INC.

   In connection with the Series A preferred stock offering, the Company issued to the placement agent warrants to purchase 3% of the Series A preferred stock issue, or 14,139 shares, exercisable at $10.25 per share. These warrants were deemed to have a nominal value and expired unexercised on March 31, 2000.

   In May of 1997, the Company issued warrants to a consultant to purchase 200,000 shares of common stock at $7.50 per share. These warrants, which are exercisable at the option of the holder, expire on December 31, 2001 and had not been exercised as of December 31, 2000. At the time of issuance, these warrants were deemed to have a nominal value.

9. Stock Option Plans

   In 1994, the Company established two stock option plans, of which one is inclusive of California residents only, both of which provide for incentive and nonqualified stock options for the purchase of 831,600 shares of common stock of the Company. During 1999, the Board of Directors approved a reduction of 208,914 shares available under these plans. Incentive stock options may be granted to employees of the Company. Nonqualified stock options may be granted to employees, directors, officers, agents, consultants or advisors of the Company. The purchase price of the common stock issuable under the stock option plan is determined by the Board of Directors and may not be less than the fair market value of the common stock at the grant date for incentive stock options and not less than 85% of the fair market value of the common stock at the grant date for nonqualified stock options. The term of a granted stock option is 10 years from the grant date. Stock options granted through December 30, 1994 vest 20% on each anniversary of the employee's date of hire and, accordingly, are fully vested and exercisable after five years of employment. Stock options granted subsequent to December 30, 1994 generally vest over three to four years.

   In 1997, the Company adopted a successor equity incentive plan to the Company's existing stock option plans, which provides a means by which selected employees, directors, and consultants of the Company may benefit from increased stock value through the granting of incentive and nonstatutory stock options. The Company has reserved 760,000 shares of common stock for issuance pursuant to the plan. In 1999, the Company authorized an additional 520,000 shares of common stock for issuance under the plan. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date.

   In 2000, the Company adopted a new stock option plan (effective January 24, 2001). The Company has reserved 700,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the least of (i) three percent (3%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. All stock options vest at a minimum rate of 20% per year.

                           PEET'S COFFEE & TEA, INC.

   As of December 31, 2000, there were 1,781 shares available for grant under 1997 stock option plan. Changes in stock options were as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                    Outstanding    Per Share
                                                    ----------- ----------------
     Outstanding at December 28, 1997..............  1,200,422       $5.23
     Granted.......................................    304,360        6.29
     Canceled......................................    (70,830)       5.67
     Exercised.....................................    (24,824)       4.67
                                                     ---------

     Outstanding at January 3, 1999................  1,409,128        5.44
     Granted.......................................    241,000        6.38
     Canceled......................................   (197,910)       5.68
     Exercised.....................................   (104,288)       4.12
                                                     ---------

     Outstanding at January 2, 2000................  1,347,930        5.68
     Granted.......................................    280,750        7.27
     Canceled......................................    (37,600)       5.75
     Exercised.....................................     (2,872)       4.64
                                                     ---------
     Outstanding at December 31, 2000..............  1,588,208       $5.96
                                                     =========

   At January 2, 2000 and December 31, 2000, 879,566 and 1,202,493 options, respectively, were exercisable with a weighted average exercise price of $5.32 and $5.54, respectively. The options outstanding at December 31, 2000 had exercise prices ranging from $3.85 to $10.20 and a weighted average remaining contractual life of 6.21 years.

   The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. During 1999 and 2000, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The Company has recorded compensation expense of $13,000 in 1999 and $238,000 in 2000. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                                        1998    1999    2000
                                                       ------  ------  -------
     Net income--as reported.........................  $  168  $ (144) $(2,275)
     Net income (loss)--pro forma....................  $ (234) $ (594) $(2,965)

     Basic net income (loss) per share--as reported..  $ 0.04  $(0.03) $ (0.50)
     Basic net income (loss) per share--pro forma....  $(0.05) $(0.13) $ (0.66)

     Diluted net income (loss) per share--as
      reported.......................................  $(0.03) $(0.03) $ (0.50)
     Diluted net income (loss) per share--pro forma..  $(0.05) $(0.13) $ (0.66)

                           PEET'S COFFEE & TEA, INC.

   The weighted average fair value of the stock options granted during 1998, 1999 and 2000 was $2.63, $3.34, and $2.91, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               1998  1999  2000
                                                               ----  ----  ----
     Expected dividend rate...................................    0%    0%    0%
     Expected volatility......................................    0%    0%    0%
     Risk-free interest rate.................................. 5.46% 6.19% 6.33%
     Expected lives (years)...................................    7     7     5

10. Commitments and Contingencies

   Leases--The Company leases its Emeryville, California coffee roasting plant, distribution center and administrative offices, warehouse, its retail stores and certain equipment under operating leases that expire from 2001 through 2009. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

   Future minimum lease payments required under non-cancelable capital and operating leases subsequent to December 31, 2000 are as follows (amounts in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
     Years:
       2001...................................................  $ 209   $ 5,101
       2002...................................................     94     4,540
       2003...................................................     27     3,879
       2004...................................................      3     2,957
       2005...................................................    --      2,511
       Thereafter.............................................    --      5,761
                                                                -----   -------
         Total minimum lease payments.........................    333   $24,749
                                                                        =======
     Less amounts representing interest.......................    (25)
                                                                -----
     Present value of net minimum lease payments..............    308
      less current obligations................................   (197)
                                                                -----
         Long-term obligations................................  $ 111
                                                                =====

   Rent expense was $2,740,000, $3,490,000 and $4,329,000 for 1998, 1999, and
2000, respectively, including contingent rents of $106,000, $121,000 and $129,000.

   Purchase Commitments--As of December 31, 2000, the Company had approximately $10,614,000 of outstanding coffee purchase commitments for 2001 with fixed prices.

   Employment Agreements--The Company has agreements with certain officers to provide severance benefits in the event their employment is terminated under certain defined circumstances resulting in a contingent liability at December 31, 2000.

                           PEET'S COFFEE & TEA, INC.

11. Related Party Transactions

   During fiscal year 1998, the Company had sales of $962,000 to an over-the-counter food service operator who was also the owner of Series B preferred stock. On November 15, 1996, the Company had provided the food service operator a contractual three year termination notice. In October 1997, the Company repurchased the Series B preferred stock from the food service operator allowing for early termination of the coffee supply agreement during 1998.

   A member of the compensation committee, is the Chairman of Jesse.Hansen&Co, a strategic and financial advisor to the Company pursuant to an engagement letter dated as of December 9, 1996 between Jesse.Hansen&Co and the Company. The Company paid Jesse.Hansen&Co $60,000 ($5,000 per month) in fiscal 1999 and 2000 for advisory services rendered.

   A member of the compensation committee, is also the chairman of Il Fornaio (America) Corporation, from which the Company purchased $333,000 and $262,000 of pastries and other food products in 1999 and 2000 respectively.

12. Net Income (Loss) Per Share

   The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):

                                                              1998  1999  2000
                                                              ----- ----- -----
     Basic weighted average shares outstanding..............  4,397 4,489 4,515
     Incremental shares from assumed exercise of stock
      options and warrants..................................    371
     Incremental shares from assumed conversion of preferred
      stock.................................................    942
                                                              ----- ----- -----
       Diluted weighted average shares outstanding..........  5,710 4,489 4,515
                                                              ===== ===== =====

   The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

                           PEET'S COFFEE & TEA, INC.

13. Segment Information

   The Company operates in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through company-operated retail stores. Online and mail order operations consists primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consist of whole bean coffee sales through grocery, wholesale and coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment, income before taxes excludes unallocated general and administrative expenses, marketing expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

                                        Online
                                          and
                                         Mail
                                Retail   Order  Specialty Unallocated  Total
                                ------- ------- --------- ----------- -------
     1998
     Net sales................. $49,389 $ 8,245  $2,153               $59,787
     Depreciation and
      amortization.............   2,284      47      75     $   305     2,711
     Segment operating income
      (loss)...................   6,145   3,079     337      (8,442)    1,119
     Interest expense, net.....                                (709)     (709)
     Income before income
      taxes....................                                           410
     Total assets..............  13,004     106     373      16,381    29,864
     Capital expenditures......   3,442       9               1,989     5,440

     1999
     Net sales................. $57,164 $ 9,405  $2,490               $69,059
     Depreciation and
      amortization.............   2,766     182      83     $   373     3,404
     Segment operating income
      (loss)...................   6,421   3,809     721     (10,094)      857
     Interest expense, net.....                                (985)     (985)
     Income (loss) before
      income taxes.............                                          (128)
     Total assets..............  17,206     975     422      16,047    34,650
     Capital expenditures......   7,032   1,079      60       1,494     9,665

     2000
     Net sales................. $68,322 $11,083  $4,897               $84,302
     Depreciation and
      amortization.............   3,556     384     113     $   523     4,576
     Segment operating income
      (loss)...................   6,225     454     577      (8,220)     (964)
     Interest expense, net.....                              (1,907)   (1,907)
     Income (loss) before
      income taxes.............                                        (2,871)
     Total assets..............  18,547   1,228     403      19,435    39,613
     Capital expenditures......   3,578     750     224         966     5,518

   Revenues from external customers for the two major product lines are as follows:

                                                         1998    1999    2000
                                                        ------- ------- -------
     Whole bean coffee and related products............ $37,218 $41,811 $50,290
     Beverages and pastries............................  22,569  27,248  34,012
                                                        ------- ------- -------
       Total........................................... $59,787 $69,059 $84,302
                                                        ======= ======= =======

                           PEET'S COFFEE & TEA, INC.

14. Quarterly Financial Information (Unaudited)

                                                   Quarter Ended
                                      -----------------------------------------
                                       April   July 2,  October 1, December 31,
                                      2, 2000   2000       2000        2000
                                      -------  -------  ---------- ------------
                                          (in thousands, except per share
                                                     amounts)
     Net sales......................  $19,583  $20,196   $20,515     $24,008
     Income (loss) from operations..     (509)  (1,895)      274       1,166
     Net income (loss)..............     (645)  (1,833)     (231)        434
     Basic income (loss) per share..  $ (0.14) $ (0.41)  $ (0.05)    $  0.10
     Diluted income (loss) per
      share.........................  $ (0.14) $ (0.41)  $ (0.05)    $  0.08

                                                   Quarter Ended
                                      -----------------------------------------
                                       April   July 4,  October 3,  January 2,
                                      4, 1999   1999       1999        2000
                                      -------  -------  ---------- ------------
     Net sales......................  $15,701  $16,070   $16,857     $20,431
     Income (loss) from operations..      349      337       177          (6)
     Net income (loss)..............       80       61       (75)       (210)
     Basic income (loss) per share..  $  0.02  $  0.01   $ (0.02)    $ (0.05)
     Diluted income (loss) per
      share.........................  $  0.01  $  0.01   $ (0.02)    $ (0.05)

15. Subsequent Event

   On January 25, 2001, the Company issued 2,500,000 million shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $18.7 million. In February 2001, the underwriters exercised their over allotment option and the Company sold an additional 182,623 shares for net proceeds of $1.4 million. Upon the closing of the initial public offering, each of the outstanding shares of preferred stock converted into two shares of common stock.

                                  * * * * * *

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEET'S COFFEE & TEA, INC.

                                               /s/ Christopher P. Mottern
                                          By: _________________________________
                                                   Christopher P. Mottern
March 30, 2001                                 President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher P. Mottern and Mark N. Rudolph and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date
              ---------                        -----                 ----
    /s/ Christopher P. Mottern        President, Chief         March 30, 2001
 ____________________________________  Executive Officer and
        Christopher P. Mottern         Director (Principal
                                       Executive Officer)
       /s/ Mark N. Rudolph            Vice President, Chief    March 30, 2001
 ____________________________________  Financial Officer and
           Mark N. Rudolph             Assistant Secretary
                                       (Principal Financial
                                       and Accounting
                                       Officer)
        /s/ Gerald Baldwin                                     March 30, 2001
 ____________________________________
            Gerald Baldwin            Director
       /s/ Gordon A. Bowker                                    March 30, 2001
 ____________________________________
           Gordon A. Bowker           Director
    /s/ H. William Jesse, Jr.                                  March 30, 2001
 ____________________________________
        H. William Jesse, Jr.         Director
      /s/ Laurence B. Mindel                                   March 30, 2001
 ____________________________________
          Laurence B. Mindel          Director