Form 10-Q
period 2001-04-01
PEETS COFFEE & TEA INC
filed 2001-05-16
CIK 917968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 0-32233

                           PEET'S COFFEE & TEA, INC.
             (Exact name of Registrant as specified in its charter)

          Washington                                         91-08063396
          ----------                                         -----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                               1400 Park Avenue
                       Emeryville, California 94608-3520
                       ---------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (510) 594-2100
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value                        8,162,579
     --------------------------              -----------------------------
              (Class)                        (Outstanding at May 15, 2001)

                            PEET'S COFFEE & TEA, INC.

                                     INDEX


PART I    FINANCIAL INFORMATION                                                1

Item 1.   Financial Statements                                                 1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk           9

PART II   OTHER INFORMATION                                                   10

Item 1.   Legal Proceedings                                                   10

Item 2.   Change in Securities and Use of Proceeds                            10

Item 3.   Defaults Upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 5.   Other Information                                                   10

Item 6.   Exhibits and Reports on Form 8-K                                    10

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PEET'S COFFEE & TEA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except share amounts)

                                                                                    April 1,       December 31,
                                                                                     2000             2000
                                                                                     ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 2,578          $ 1,598
  Accounts receivable (net of allowance of $81 and $69)                                924              954
  Inventories                                                                        6,627            8,940
  Deferred income taxes                                                                 92               92
  Prepaid expenses and other                                                         1,188              883
                                                                                   -------          -------
           Total current assets                                                     11,409           12,467

Property and equipment, net                                                         22,279           22,595

Deferred income taxes                                                                2,225            1,505

Intangible and other assets, net                                                     2,268            3,046
                                                                                   -------          -------
Total assets                                                                       $38,181          $39,613
                                                                                   =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $ 2,271          $ 2,170
  Accrued compensation and benefits                                                  1,719            2,054
  Other accrued liabilities                                                          4,639            4,813
  Short-term borrowings                                                                867            4,246
  Current portion of long-term borrowings                                              611            2,037
                                                                                   -------          -------
           Total current liabilities                                                10,107           15,320

Long-term borrowings, less current portion                                           1,389           14,544

Deferred lease credits                                                                 638              582
                                                                                   -------          -------
Total liabilities                                                                   12,134           30,446
                                                                                   -------          -------
Shareholders' equity:
  Preferred stock, no par value; authorized 10,000,000 shares; issued and
    outstanding 471,000 of Series A                                                                   4,537
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  8,148,000 and 4,516,000 shares                                    30,722            8,217
  Other comprehensive loss, net of tax                                                (785)
  Accumulated deficit                                                               (3,890)          (3,587)
                                                                                   -------          -------
           Total shareholders' equity                                               26,047            9,167
                                                                                   -------          -------
Total liabilities and shareholders' equity                                         $38,181          $39,613
                                                                                   =======          =======

The accompanying notes are an integral part of these financial statements.

                           PEET'S COFFEE & TEA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                                       Thirteen weeks ended
                                                                     -------------------------
                                                                      April 1,        April 2,
                                                                        2001            2000
                                                                     ---------       ---------
Net sales                                                            $  22,568       $  19,583
                                                                     ---------       ---------

Operating expenses:
  Cost of sales and related occupancy expenses                          10,786           9,376
  Operating expenses                                                     7,407           6,407
  Marketing and advertising                                              1,552           1,543
  Depreciation and amortization                                          1,234           1,057
  General and administrative expenses                                    1,897           1,709
                                                                     ---------       ---------

           Total operating costs and expenses                           22,876          20,092
                                                                     ---------       ---------

Loss from operations                                                      (308)           (509)

Interest expense, net                                                      197             305
                                                                     ---------       ---------

Loss before income taxes                                                  (505)           (814)

Income tax benefit                                                        (201)           (169)
                                                                     ---------       ---------

Net loss                                                             $    (304)      $    (645)
                                                                     =========       =========

Basic and diluted net loss per share                                 $   (0.04)      $   (0.14)
                                                                     =========       =========

Shares used in calculating basic and diluted net loss per share          7,116           4,514
                                                                     =========       =========

The accompanying notes are an integral part of these financial statements.

                           PEET'S COFFEE & TEA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                           Thirteen weeks ended
                                                                                          ----------------------
                                                                                          April 1,      April 2,
                                                                                            2001          2000
                                                                                          --------      --------
Cash flows from operating activities:
  Net loss                                                                                $    (304)     $    (645)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                             1,414          1,217
    Tax benefit from exercise of stock options                                                    0            (13)
    Amortization of discounted stock options                                                     83
    Deferred income taxes                                                                      (201)            94
    Loss on disposition of assets                                                                 0              2
  Changes in other assets and liabilities:
    Accounts receivable                                                                          29            172
    Inventories                                                                               1,009          1,051
    Prepaid expenses and other                                                                 (305)            59
    Other assets                                                                               (310)          (146)
    Accounts payable, accrued liabilities and other liabilities                                (350)        (1,033)
                                                                                          ---------      ---------

           Net cash provided by operating activities                                          1,065            758
                                                                                          ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                        (1,035)        (1,052)
  Additions to intangible assets                                                                (57)          (343)
                                                                                          ---------      ---------

           Net cash used in investing activities                                             (1,092)        (1,395)
                                                                                          ---------      ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                                                   2,061
  Repayments of debt                                                                        (17,961)          (594)
  Net proceeds from issuance of common stock                                                 18,968              7
                                                                                          ---------      ---------

           Net cash provided by financing activities                                          1,007          1,474
                                                                                          ---------      ---------

Change in cash and cash equivalents                                                             980            837

Cash and cash equivalents, beginning of period                                                1,598          1,074
                                                                                          ---------      ---------

Cash and cash equivalents, end of period                                                  $   2,578      $   1,911
                                                                                          =========      =========

NON CASH INVESTING AND FINANCING ACTIVITIES -
  Conversion of preferred stock to common stock upon IPO                                  $   4,537
  IPO fees accrued at December 31, 2000 applied to proceeds in 2001                           1,082
  FAS 133 Transition Adjustment - Coffee Hedging:
     Inventory                                                                               (1,304)
     Deferred Taxes                                                                             519
     Other Comprehensive Loss                                                                   785

The accompanying notes are an integral part of these financial statements.

                           PEET'S COFFEE & TEA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

     In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the thirteen-week period ended April 1, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. The balance sheet information as of December 31, 2000 has been derived from the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 ("Annual Report on Form 10-K").

     For further information, refer to the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-K.

     Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.   INVENTORIES

     The Company's inventories consist of (in thousands):

                                April 1,      December 31,      April 2,
                                  2001           2000             2000
                                --------      ------------      --------
     Raw materials               $3,777         $5,795           $3,391
     Finished goods               2,850          3,145            2,768
                                 ------         ------           ------

     Total                       $6,627         $8,940           $6,159
                                 ======         ======           ======

3.   BORROWINGS

     At December 31, 2000, the Company had a $30,000,000 credit facility with General Electric Capital Corporation. The facility has a five year term and provides for a line of credit up to $15,000,000, a Term A Loan for $7,000,000 amortized over five years and a Term B Loan for $8,000,000 interest only for eighteen months with principal due on February 28, 2002. The Term A and Term B loans were repaid in February 2001 with the proceeds from the Company's initial public offering of its common stock. As of April 1, 2001, $867,000 was outstanding under its line of credit.

     Long term borrowings consist of the following (amounts in thousands):

                                                                                           April 1, 2001          December 31, 2000
                                                                                           -------------          -----------------
Term loan, payable to financial institution, interest payable monthly
  at a rate of 9.77% at December 31, 2000, repaid in January 2001.                                                     $ 6,533

Term loan, payable to financial institution, interest payable
  at a rate of 13.77% at December 31, 2000, repaid in January 2001.                                                      8,000

Industrial development revenue bond, interest at a weekly floating rate until maturity in 2006 (5.00% at December 31, 2000). Interest payable weekly and principal of $440,000 payable annually
  beginning December 1, 1997.                                                                $ 1,740                     1,740

Capital lease obligations                                                                        260                       308
                                                                                             -------                   -------
           Total                                                                               2,000                    10,048

Less current portion                                                                            (611)                   (2,037)
                                                                                             -------                   -------
Total                                                                                        $ 1,389                   $14,544
                                                                                             =======                   =======

4.   HEDGING ACTIVITIES

     The Company uses coffee futures and options to hedge price increases in price-to-be fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting and the gains and losses are accounted for as inventory costs and are recorded as expense or income when the related coffee is sold. The Company does not hold or issue derivative instruments for trading purposes.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded in the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in earnings. The Company is exposed to price risk related to anticipated coffee purchases. To mitigate this risk, the Company designates coffee futures contracts as cash-flow hedges of its forecasted coffee purchases.

     The Company was required to adopt SFAS No. 133 on January 1, 2001. The initial adoption of these new accounting standards resulted in a liability of $1,304,000 representing the fair value of the open futures at January 1, 2001, a deferred tax asset of $519,000 and cumulative other comprehensive loss of $785,000, net of tax. The Company met the effectiveness tests for hedge accounting and the Company will begin hedge accounting in the second quarter of 2001. At April 1, 2001, the fair value of the Company's open futures contracts was a pre-tax loss of $257,000 and is reflected in other liabilities. Because the Company did not apply hedge accounting during the first quarter of 2001, realized losses of $68,000 and unrealized losses of $161,000 representing changes in the fair value of the futures contracts are included in cost of sales. During the first quarter of 2001, the Company settled certain futures contracts. A loss on these settled contracts associated with a pre-SFAS No. 133 hedging strategy remains of $1,208,000 (pre-tax) in other comprehensive income. Such losses will be reclassified into cost of goods sold within the next twelve months.

5.   INITIAL PUBLIC OFFERING

     On January 25, 2001, the Company issued 2,500,000 shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $18.7 million. In February 2001, the underwriters exercised their over allotment option and the Company sold an additional 182,623 shares for net proceeds of $1.4 million. A two-for-one common stock split was effective on January 22, 2001. Upon the closing of the initial public offering, all of the outstanding shares of preferred stock converted into shares of common stock at a conversion rate of one to two. On January 30, 2001, the Company amended and restated its articles of incorporation, pursuant to which the Company's authorized capital stock consists of 50,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. No preferred stock has been issued or designated as of March 2001.

     In 2000, the Company adopted a new stock option plan (effective January 24, 2001). The Company has reserved 700,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three percent (3%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or (iii) a number of shares determined by the Board prior to such date, provided such number is less than (i) and (ii) above. The purchase price of the common stock issuable under this plan is determined by the Board of Directors; however, it may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. All stock options vest at a minimum rate of 20% per year.

6.   COMPREHENSIVE LOSS

     Comprehensive loss was $1,089,000 and $645,000 for the thirteen weeks ended April 1, 2001 and April 2, 2000, respectively. For the thirteen weeks ended April 1, 2001, comprehensive loss consists of net loss and the effects of accounting for hedges under SFAS 133. See note 4.

7.   SEGMENT INFORMATION

     The Company operates in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Online and mail order operations consist primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consist of whole bean coffee sales through grocery, wholesale and coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excluded unallocated general and administrative expenses, marketing expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

                                                                  Online and
                                                       Retail     Mail Order    Speciality    Unallocated       Total
                                                      -------     ----------    ----------    -----------      -------
Thirteen weeks ended April 1, 2001
  Net sales                                           $18,128         $2,840        $1,600                     $22,568
  Depreciation and amortization                           923            132            37        $   142        1,234
  Segment operating income (loss)                       2,050            850           383         (3,591)        (308)
  Interest expense, net                                                                               197          197
  Loss before income taxes                                                                                        (505)
  Total assets                                         18,458          1,229         1,274         17,220       38,181
  Capital expenditures                                    757            122            13            143        1,035

Thirteen weeks ended April 2, 2000
  Net sales                                           $16,175         $2,453        $  955                     $19,583
  Depreciation and amortization                           835             96            22        $   104        1,057
  Segment operating income (loss)                       1,876            813           158         (3,356)        (509)
  Interest expense, net                                                                               305          305
  Loss before income taxes                                                                                        (814)
  Total assets                                         17,780          1,692           389         14,630       34,491
  Capital expenditures                                    297            316             8            431        1,052

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in the Company's Annual Report on Form 10-K.

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

     Our coffee and related items are sold through multiple distribution channels which are considered segments under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and
Related Information." These channels are selected in order to provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We sell coffee beans and related items through three reportable segments: our company owned retail outlets, online and mail order and specialty sales, which consist of offices, restaurants, specialty grocery and gourmet food stores.

RESULTS OF OPERATIONS

     The following discussion on results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report.

QUARTERLY PERIOD ENDED APRIL 1, 2001 COMPARED WITH QUARTERLY PERIOD ENDED APRIL 2, 2000

General

     During the 13-week period ending April 1, 2001, the Company derived 20% of its net revenues from non-retail distribution channels. The remaining 80% of net revenues was derived from the Company's owned retail stores. The sale of whole bean coffee and related products was 59% of net revenues while the sale of beverages and pastries was 41% of net revenues.

Revenues

     Total revenue increased $3.0 million, or 15.2%, compared to the prior year period. Revenue from the sale of whole bean coffee and related products increased to $13.4 million from $11.5 million for the first quarter of 2000, or 16.2%, while sales of beverages and pastries increased to $9.2 million from $8.1 million, or 13.9%.

     Retail store revenue increased to $18.1 million from $16.2 million, or 12.1%. Whole bean coffee and related products sales increased by $0.8 million, or 10.2%. This increase in revenue primarily consisted of $0.2 million from the addition of new stores, and $0.6 million from additional sales of whole bean coffee through mature stores. Beverages and pastries sales increased by $1.1 million, or 13.9%. This increase in revenue primarily consisted of $0.3 million from the addition of new stores and $0.8 million from existing stores.

     Online and mail order revenue increased to $2.8 million from $2.5 million, or 15.8%. The revenue growth was primarily due to growth in our customer base resulting from increased direct mail and online marketing.

     Revenue from specialty sales increased to $1.6 million from $1.0 million, or 67.5%. The revenue growth was primarily due to new sales initiatives in this channel. The expansion of our office coffee program represented $0.3 million of the increase, wholesale and restaurant accounts represented $0.2 million, and grocery accounts represented $0.1 million.

Cost of sales and related occupancy expenses

     Primarily as a result of the addition of new stores and increased volume in whole bean coffee sales, cost of sales and related occupancy expenses increased $1.4 million, or 15.1%, as compared to the prior year period. Cost of sales and related occupancy expenses decreased as a percent of total revenue to 47.8% from 47.9%, due primarily to the reduction in our average green coffee bean cost by $0.10 per pound. These benefits were partially offset by higher occupancy and manufacturing costs related to higher energy costs.

Operating expenses

     Operating expenses increased $1.0 million, or 15.6%, and also increased as a percent of total revenue to 32.8% from 32.7% in the prior year period.

     Retail store operating expenses increased to $6.7 million from $5.8 million, an increase of 15.4%. Operating expenses as a percent of segment revenue increased to 36.7% from 35.7% in the prior year period. The increase in retail store operating expenses consisted of $0.1 million from the additional costs related to the point of sale system and $0.4 million from increased labor costs in California, with the remaining increase caused by the required support for revenue growth in retail operations.

     Operating expenses for online and mail order increased to $0.5 million from $0.4 million, or 15.1%. As a percent of segment revenue, operating expenses decreased to 17.7% from 17.9% in the prior year period. The decrease in operating expenses as a percent of segment revenue was primarily due to the higher volume of revenues received from online orders.

     Operating expenses for specialty sales increased to $0.3 million from $0.2 million, or 24.1%. As a percent of segment revenue, operating expenses decreased to 15.4% from 20.8% in the prior year period. The decrease in operating expenses as a percent of segment revenue was primarily due to higher revenue growth.

Marketing and advertising

     Marketing and advertising expenses were in line with the prior year period. Marketing and advertising expenses as a percent of total revenue decreased to 6.9% from 7.9% in the prior year period. The decrease in marketing and advertising expenses as a percentage of total revenue was the result of achieving our targeted spending plan for the quarterly period ended April 1, 2001.

General and administrative

     General and administrative expenses increased $0.2 million, or 11%, as a result of the hiring of additional administrative personnel. As a percent of total revenue, general and administrative expenses decreased to 8.4% from 8.7% in the prior year period. The decrease as a percent of revenue was primarily due to higher sales.

Depreciation and amortization

     Depreciation and amortization expenses increased $0.2 million, or 16.8%. Depreciation and amortization expenses as a percent of total revenue increased to 5.5% from 5.4% in the prior year period. The increase in depreciation and amortization was primarily the result of capital expenditures for new retail stores and system upgrades.

Interest expense, net, and other

     Net interest expense decreased $0.1 million, or 35.4%. The decrease was primarily due to the repayment of long-term debt using proceeds from the initial public offering of our common stock ("IPO").

Provision for income taxes

     The Company's effective tax rate for the 13 weeks ended April 1, 2001 was 39.8% compared to 20.8% in the prior year period. Management expects the tax rate to remain at 39.8% for the remainder of fiscal 2001 due to tax planning efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company ended the first quarter of 2001 with $2.6 million in total cash and short-term investments and working capital of $1.3 million. Net cash flow provided by operations was $2.5 million during the period. Operating cash flows have been impacted by fluctuations in net income (loss), exclusive of depreciation and changes in working capital, primarily inventory.

     Net cash used in investing activities was $1.1 million during the first quarter of 2001. Investing activities primarily consist of capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support store expansion, manufacturing plant capacity expansion and information technology support systems.

     Net cash provided by financing activities was $1.0 million during the first quarter of 2001. Financing activities during the period consisted primarily of proceeds from the issuance of common stock and the subsequent repayment of debt on our credit facility.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of April 1, 2001, we had approximately $11.0 million in open fixed-priced purchase commitments. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 31, 2000. Refer to our Annual Report on Form 10-K for the year ended December 31, 2000.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Company was required to adopt SFAS No. 133 (as defined in footnote 4 of the Notes to the Consolidated Financial Statements) on January 1, 2001. The initial adoption of these new accounting standards resulted in cumulative other comprehensive loss of $785,000, net of tax. The Company met the effectiveness tests for hedge accounting and the Company will begin hedge accounting in the second quarter of 2001. During the first quarter of 2001, the Company's derivative instruments (coffee futures) were marked to market through the income statement, and the impact was not material.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary course of business, we may from time to time become involved in certain legal proceedings. As of the date of this report, we are not a party to any pending material legal proceedings.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     We completed our initial public offering in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (the "Registration Statement") (File No. 333-47597). The managing underwriters of the public offering were W.R. Hambrecht + Co. and Pacific Growth Equities, Inc. In the offering, we sold an aggregate of 2,682,623 shares of our common stock at a price of $8.00 per share.

     The aggregate proceeds to us from the offering were $21.5 million. We paid expenses of approximately $3.6 million, of which approximately $1.4 million represented underwriting discounts and commissions and approximately $2.2 million represented expenses related to the offering. Net proceeds from the offering were $17.9 million. Of the net proceeds, as of April 1, 2001, approximately $16.0 million had been used for debt reduction. At April 1, 2001, the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated January 25, 2001, except that we used an additional $6.5 million of the net proceeds to repay our Term A Loan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-Q.

Exhibit                            Description
-------                            -----------

10.21 Letter Agreement dated May 1, 2001 between Peet's Coffee & Tea, Inc. and General Electric Capital Corporation.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended April 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 16, 2001                 PEET'S COFFEE & TEA, INC.

                                    By:  /s/  Christopher P. Mottern
                                         ---------------------------------------
                                              Christopher P. Mottern
                                         President and Chief Executive Officer


                                    By:  /s/  Mark N. Rudolph
                                         ---------------------------------------
                                                     Mark N. Rudolph
                                         Vice President, Chief Financial Officer
                                                 and Assistant Secretary

                               INDEX TO EXHIBITS


Exhibit                            Description
-------                            -----------

10.21 Letter Agreement dated May 1, 2001 between Peet's Coffee & Tea, Inc. and General Electric Capital Corporation.