Form 10-Q
period 2001-07-01
PEETS COFFEE & TEA INC
filed 2001-08-13
CIK 917968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   __________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 1, 2001

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                       Commission file number 000-32233

                           PEET'S COFFEE & TEA, INC.
            (Exact name of Registrant as specified in its charter)

                 Washington                           91-0863396
       (State of other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

                               1400 Park Avenue
                       Emeryville, California 94608-3520
                       ---------------------------------
              (Address of principal executive offices) (Zip Code)

                                (510) 594-2100
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [X]    No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value                      8,233,985
              (Class)                       (Outstanding at August 7, 2001)

                           PEET'S COFFEE & TEA, INC.

                                     INDEX

PART I - Financial Information                                                                     1

Item 1.    Financial Statements                                                                    1

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             12

PART II - Other Information                                                                       13

Item 1.    Legal Proceedings                                                                      13

Item 2.    Change in Securities and Use of Proceeds                                               13

Item 3.    Defaults Upon Senior Securities                                                        13

Item 4.    Submission of Matters to a Vote of Security Holders                                    13

Item 5.    Other Information                                                                      13

Item 6.    Exhibits and Reports on Form 8-K                                                       13

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PEET'S COFFEE & TEA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except share amounts)

                                                                                                 July 1,     December 31,
                                                                                                  2001          2000
                                                                                                 ------        ------
ASSETS

Current assets:
  Cash and cash equivalents                                                                      $ 2,121       $ 1,598
  Accounts receivable (net of allowance of $75 and $69)                                            1,081           954
  Inventories                                                                                      9,185         8,940
  Deferred income taxes                                                                               92            92
  Prepaid expenses and other                                                                       1,018           883
                                                                                                 -------       -------

           Total current assets                                                                   13,497        12,467

Property and equipment, net                                                                       22,176        22,595

Deferred income taxes                                                                              2,126         1,505

Intangible and other assets, net                                                                   2,259         3,046
                                                                                                 -------       -------

Total assets                                                                                     $40,058       $39,613
                                                                                                 =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                               $ 1,834       $ 2,170
  Accrued compensation and benefits                                                                1,233         2,054
  Other accrued liabilities                                                                        5,356         4,813
  Short-term borrowings                                                                            2,450         4,246
  Current portion of long-term borrowings                                                            579         2,037
                                                                                                 -------       -------

           Total current liabilities                                                              11,452        15,320

Long-term borrowings, less current portion                                                         1,371        14,544

Deferred lease credits                                                                               640           582
                                                                                                 -------       -------

Total liabilities                                                                                 13,463        30,446
                                                                                                 -------       -------

Shareholders' equity:
  Preferred stock, no par value; authorized 10,000,000 shares; issued and
    outstanding 471,000 of Series A                                                                              4,537
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  8,210,000 and 4,516,000 shares                                                  31,118         8,217
  Other comprehensive loss, net of tax                                                              (696)
  Accumulated deficit                                                                             (3,827)       (3,587)
                                                                                                 -------       -------

           Total shareholders' equity                                                             26,595         9,167
                                                                                                 -------       -------

Total liabilities and shareholders' equity                                                       $40,058       $39,613
                                                                                                 =======       =======

See notes to condensed consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                                      Thirteen weeks ended              Twenty-six weeks ended
                                                                  July 1, 2001     July 2, 2000      July 1, 2001      July 2, 2000
                                                                 --------------    -------------    ---------------    -------------
Net sales                                                            $22,727         $20,196             $45,295          $39,779
                                                                     -------         -------             -------          -------

Operating expenses:
  Cost of sales and related occupancy expenses                        10,729           9,620              21,515           18,996
  Operating expenses                                                   7,495           6,980              14,902           13,387
  Marketing and advertising                                            1,282           2,765               2,834            4,308
  Depreciation and amortization                                        1,263           1,086               2,497            2,143
  General and administrative expenses                                  1,800           1,640               3,697            3,349
                                                                     -------         -------             -------          -------

           Total operating costs and expenses                         22,569          22,091              45,445           42,183
                                                                     -------         -------             -------          -------

Income (loss) from operations                                            158          (1,895)               (150)          (2,404)

Interest expense, net                                                     52             421                 249              726
                                                                     -------         -------             -------          -------

Income (loss) before income taxes                                        106          (2,316)               (399)          (3,130)

Income tax provision (benefit)                                            42            (483)               (159)            (652)
                                                                     -------         -------             -------          -------

Net income (loss)                                                    $    64         $(1,833)            $  (240)         $(2,478)
                                                                     =======         =======             =======          =======

Basic and diluted net income (loss) per share                        $  0.01         $ (0.41)            $ (0.03)         $ (0.55)
                                                                     =======         =======             =======          =======

Shares used in calculating basic net income (loss) per share           8,164           4,515               7,640            4,515
                                                                     =======         =======             =======          =======

Shares used in calculating diluted net income (loss) per share         8,556           4,515               7,640            4,515
                                                                     =======         =======             =======          =======


See notes to condensed consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                                  Twenty-six weeks ended
                                                                                            July 1, 2001        July 2, 2000
                                                                                           --------------      --------------
Cash flows from operating activities:
  Net loss                                                                                      $   (240)            $(2,478)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                                  2,841               2,431
    Tax benefit from exercise of stock options and amortization of discounted stock
     options                                                                                         162                  95
    Deferred income taxes                                                                           (159)               (655)
    Loss on disposition of assets                                                                     (4)                 11
  Changes in other assets and liabilities:
    Accounts receivable                                                                             (127)                 62
    Inventories                                                                                   (1,549)               (816)
    Prepaid expenses and other                                                                      (135)                 10
    Other assets                                                                                    (253)                115
    Accounts payable, accrued liabilities and other liabilities                                     (411)              1,462
                                                                                                --------             -------

           Net cash provided by operating activities                                                 125                 237
                                                                                                --------             -------

Cash flows from investing activities:
  Purchases of property and equipment                                                             (2,307)             (2,041)
  Proceeds from sale of property and equipment                                                         5                   1
  Additions to intangible assets                                                                    (158)               (320)
                                                                                                --------             -------

           Net cash used in investing activities                                                  (2,460)             (2,360)
                                                                                                --------             -------

Cash flows from financing activities:
  Proceeds from borrowings                                                                                             2,256
  Repayments of debt                                                                             (16,427)
  Net proceeds from issuance of common stock                                                      19,285                   9
                                                                                                --------             -------

           Net cash provided by financing activities                                               2,858               2,265
                                                                                                --------             -------

Change in cash and cash equivalents                                                                  523                 142

Cash and cash equivalents, beginning of period                                                     1,598               1,074
                                                                                                --------             -------

Cash and cash equivalents, end of period                                                        $  2,121             $ 1,216
                                                                                                ========             =======


NON CASH INVESTING AND FINANCING ACTIVITIES -
  Conversion of preferred stock to common stock upon IPO                                        $  4,537
  IPO fees accrued at December 31, 2000 applied to proceeds in 2001                                1,082
  FAS 133 transition adjustment and coffee hedging activities:
     Inventory                                                                                  $ (1,304)
     Deferred taxes                                                                                  462
     Other comprehensive loss                                                                        696
     Other liabilities                                                                               144

See notes to condensed consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and subsidiaries (the "Company") for the 13 and 26 weeks ended July 1, 2001 and July 2, 2000 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report to Shareholders on Form 10-K.
The results of operations for the 13 and 26 weeks ended July 1, 2001 are not necessarily indicative of the results expected for the full year.

   Certain reclassifications of prior year balances have been made to conform to the current presentation.

2. INVENTORIES

   The Company's inventories consist of (in thousands):

                                         July 1, 2001        December 31, 2000
                                         ------------        -----------------
     Raw materials                             $ 6,153             $   5,795
     Finished goods                              3,032                 3,145
                                               -------             ---------

     Total                                     $ 9,185             $   8,940
                                               =======             =========

3.  BORROWINGS

     In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility has a five year term and provides for a revolving line of credit up to $15,000,000 and the issuance of up to $3.0 million in letters of credit. Total availability under this facility is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization multiplied by 3.5 for the period before September 1, 2001 and 3.25 thereafter. As of July 1, 2001, $2,450,000 was outstanding under its line of credit.

     Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. Effective as of April 30, 2001, the credit facility was amended to increase the Company's flexibility under the financial covenants and certain other negative covenants (including the relaxation of restrictions on the number of retail stores the Company may open per year.)

   Long term borrowings consist of the following (amounts in thousands):

                                                                                July 1, 2001            December 31, 2000
                                                                                ------------            -----------------
Term loan, payable to financial institution, interest at a monthly floating
  rate of 9.77% at December 31, 2000, repaid in January 2001.                                                 $ 6,533

Term loan, payable to financial institution, interest at a monthly floating
  rate of 13.77% at December 31, 2000, repaid in January 2001.                                                  8,000

Industrial development revenue bond, interest at a weekly floating
  rate of 5.00% at December 31, 2000 until maturity in 2006.                         $1,740                     1,740

Capital lease obligations                                                               210                       308
                                                                                     ------                   -------

          Total                                                                       1,950                    16,581

Less current portion                                                                   (579)                   (2,037)
                                                                                     ------                   -------

Total                                                                                $1,371                   $14,544
                                                                                     ======                   =======


4.  HEDGING ACTIVITIES

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the effective portions of changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in earnings when the hedge item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges are recognized in earnings.

   The Company is exposed to price risk related to price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company uses coffee futures and options to manage price increase and designates these derivative instruments as cash-flow hedges of its price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company does not hold or issue derivative instruments for trading purposes.

   The adoption of SFAS No. 133 resulted in a liability of $1,304,000 representing the fair value of the open futures at January 1, 2001, a deferred tax asset of $519,000 and accumulated other comprehensive loss of $785,000 net of tax. The fair value of the open futures contracts as of July 1, 2001, was a net loss of $248,900 and is reflected in other liabilities.

   In the second quarter of 2001, the effective portion of the cash-flow hedges amounted to a loss of $87,000 (net of $57,000 tax). This amount was recorded in other comprehensive income/loss and will be reclassified into cost of goods sold in the next twelve months as the related coffee inventory is sold. The ineffective portion of the hedges was recorded in net income and the amount was not material. During the six months ended July 1, 2001, $174,000 (net of $115,000 tax) of coffee futures losses included in other comprehensive loss was reclassified into cost of goods sold. Other comprehensive loss, net of tax, was $696,000 as of July 1, 2001.

5.  INITIAL PUBLIC OFFERING

   On January 25, 2001, the Company issued 2,500,000 shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $18.7 million. In February 2001, the underwriters exercised their over allotment option and the Company sold an additional 182,623 shares for net proceeds of $1.4 million. A two-for-one common stock split was effective on January 22, 2001. Upon the closing of the initial public offering, each of the outstanding shares of preferred stock converted into shares of common stock at a conversion rate of one to two. On January 30, 2001, the Company amended and restated its articles of incorporation, pursuant to which the Company's authorized capital stock consists of 50,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. None of the preferred stock has been issued or designated as of July 1, 2001.

   In November 2000, the Company adopted a new stock option plan (effective January 24, 2001). The Company has reserved 700,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the least of (i) three percent (3%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or
(iii) a number of shares determined by the Board prior to such date, provided such number is less than (i) and (ii) above. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however, it may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. All stock options vest at a minimum rate of 20% per year.

6.  COMPREHENSIVE LOSS

   Comprehensive loss was $936,000 and $2,478,000 for the periods ended July 1, 2001 and July 2, 2000, respectively. For the period ended July 1, 2001, comprehensive loss consists of net loss and the effect of accounting for hedges under SFAS 133. See note 4.

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

                                                           Online and
                                               Retail      Mail Order   Specialty    Unallocated       Total
                                            ------------  ------------  ----------  -------------  -------------

Twenty-six weeks ended July 1, 2001
  Net sales                                      $36,380        $5,637      $3,278                      $45,295
  Depreciation and amortization                    1,858           269          76       $   294          2,497
  Segment operating income (loss)                  4,204         1,809         662        (6,825)          (150)
  Interest expense, net                                                                      249            249
  Loss before income taxes                                                                                 (399)
  Total assets                                    18,375         1,436       1,232        19,015         40,058
  Capital expenditures                             1,533           165          82           527          2,307

Twenty-six weeks ended July 2, 2000
  Net sales                                      $32,648        $5,042      $2,089                      $39,779
  Depreciation and amortization                    1,696           195          45       $   207          2,143
  Segment operating income (loss)                  3,479         1,633         350        (7,866)        (2,404)
  Interest expense, net                                                                      726            726
  Loss before income taxes                                                                               (3,130)
  Total assets                                    17,597           883         347        17,155         35,982
  Capital expenditures                               831           413          24           773          2,041

8.  NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event that goodwill results from an acquisition subsequent to June 30, 2001, it will not be amortized.

   SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 in 2002. The Company is currently evaluating the provisions of SFAS No. 142 and does not expect that the adoption of the new standard will have a material impact on its financial statements.

   Emerging Issues Task Force ("EITF") Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" and 00-22, "Accounting for `Points' and Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" will become effective for the Company beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor rebates and sales incentives and discounts. The Company has not fully assessed the impact of these issues but does not believe they will have a material effect on the Company's financial statements.

9.  NET INCOME (LOSS) PER SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):

                                                         Thirteen weeks ended                   Twenty-six weeks ended
                                                    July 1, 2001       July 2, 2000         July 1, 2001       July 2, 2000
                                                   ---------------    ---------------      ---------------    ---------------
Basic weighted average shares outstanding                    8,164              4,515                7,640              4,515
Incremental shares from assumed exercise of
     stock options and warrants                                392                  0                    0                  0
Incremental shares from assumed conversion of
    preferred stock                                              0                  0                    0                  0
                                                   ---------------    ---------------      ---------------    ---------------
Diluted weighted average shares outstanding                  8,556              4,515                7,640              4,515
                                                   ===============    ===============      ===============    ===============


The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on or current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," " "continue, " expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in our Annual Report of Form 10-K.

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

     Our coffee and related items are sold through multiple distribution channels, which are considered segments under Statement of Financial Standards No. 131, "Disclosures About Segment of Enterprise and Related Information." These channels are selected in order to provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We sell coffee beans and related items through three reportable segments: our company owned retail outlets, online and mail order and specialty sales, which consists of offices, restaurants, specialty grocery and gourmet food stores.

RESULTS OF OPERATIONS

     The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report.

Quarterly Period Ended July 1, 2001 Compared with Quarterly Period Ended July 2, 2000

General

   During the thirteen week period ended July 1, 2001, the Company derived 20% of its net revenues from non-retail distribution channels. The remaining 80% of net revenues were derived from the Company's owned retail stores. The sale of whole bean coffee and related products comprised 58% of net revenues while the sale of beverages and pastries comprised 42% of net revenues.

Revenues

   Total revenue increased $2.5 million, or 12.5%, compared to the prior year period. Revenue from the sale of whole bean coffee and related products increased to $13.2 million from $11.7 million for the second quarter of 2000, or 12.2%, while sales of beverages and pastries increased to $9.6 million from $8.5 million, or 12.9%.

   Retail store revenue increased to $18.3 million from $16.5 million, or 10.8%. Whole bean coffee and related products sales increased to $8.7 million from $8.0 million or 8.5%. The increase in revenue primarily consisted of $0.1 million from the addition of new stores, and $0.5 million from additional sales of whole bean coffee through mature stores. Beverages and pastries sales increased to $9.6 million from $8.5 million or 12.9%. The increase in revenue primarily consisted of $0.3 million from the addition of new stores and $0.8 million from existing stores.

   Online and mail order revenue increased to $2.8 million from $2.6 million, or 8.0%. The revenue growth was primarily due to growth in our customer base resulting from our direct mail and online marketing efforts.

   Revenue from specialty sales increased to $1.7 million from $1.1 million, or 48.0%. The revenue growth was primarily due to new sales initiatives in this channel. The expansion of our office coffee program represented $0.2 million of the increase, wholesale and restaurant accounts represented $0.1 million, and grocery accounts represented $0.2 million.

Cost of sales and related occupancy expenses

   Primarily as a result of the addition of new stores and increased volume in whole bean coffee sales, cost of sales and related occupancy expenses increased $1.1 million, or 11.5%, as compared to the prior year period. Cost of sales and related occupancy expenses decreased as a percent of total revenue to 47.2% from 47.6% due primarily to lower coffee bean prices.

Operating expenses

   Operating expenses increased $0.5 million, or 7.4%, and decreased as a percent of total revenue to 33.0% from 34.6% in the prior year period.

   Retail store operating expenses increased to $6.7 million from $6.2 million, or 7.4%. Operating expenses as a percent of segment revenue decreased to 36.5% from 37.6% in the prior year period primarily as a result of improved operating leverage.

   Operating expenses for online and mail order were in line with the prior year period at $0.5 million. As a percent of segment revenue, operating expenses decreased to 17.9% from 21.0% in the prior year period primarily due to higher volume of revenues received from online orders.

   Operating expenses for specialty sales increased to $0.3 million from $0.2 million, or 41.8%. As a percent of segment revenue, operating expenses decreased to 20.0% from 20.9% in the prior year period primarily due to higher revenue growth.

Marketing and advertising

   Marketing and advertising expenses decreased to $1.3 million from $2.8 million in the prior year. Marketing and advertising expenses as a percent of total revenue decreased to 5.6% from 13.7% in the prior year period. Marketing and advertising expenses were higher for the prior year period due to aggressive marketing programs aimed at new channel development and customer acquisition in the online segment. The decrease in current period marketing expenditures reflect more streamlined and focused programs resulting from prior year marketing efforts.

General and administrative

   General and administrative expenses increased $0.2 million, or 9.8%. As a percent of total revenue, general and administrative expenses decreased to 7.9% from 8.1% in the prior year. The decrease as a percent of revenue was primarily due to higher sales.

Depreciation and amortization

   Depreciation and amortization expenses increased $0.2 million, or 16.3%. Depreciation and amortization expenses as a percent of total revenue increased to 5.6% from 5.4% in the prior year period. The increase in depreciation and amortization was primarily the result of capital expenditures for system upgrades.

Interest expense, net, and other

   Net interest expense decreased $0.4 million, or 88.0%. The decrease was primarily due to the repayment of long-term debt using proceeds from the initial public offering of our common stock.

Provision for income taxes

   The company's effective tax rate for the 26 weeks ended July 1, 2001 was 39.8% compared to 20.7% in the prior year period. Management expects the tax rate to remain at 39.8% for the remainder of fiscal 2001 due to tax planning efforts.

Twenty-six Week Period Ended July 1, 2001 Compared with Twenty-six Week Period Ended July 2, 2000

Revenues

   Total revenue increased $5.5 million, or 13.9%, compared to the prior year period. Revenue from the sale of whole bean coffee and related products increased to $26.5 million from $23.2 million for the first twenty-six weeks of 2000, or 14.2%, while sales of beverages and pastries increased to $18.8 million from $16.5 million, or 13.4%.

   Retail store revenue increased to $36.4 million from $32.6 million, or 11.4%. Whole bean coffee and related products sales increased to $17.6 million from $16.1 million or 9.4%. Beverages and pastries sales increased to $18.8 million from $16.5 million, or 13.4%.

   Online and mail order revenue increased to $5.6 million from $5.0 million, or 11.8%. The revenue growth was primarily due to new customer acquisition.

   Revenue from specialty sales increased to $3.3 million from $2.1 million, or 56.9%. The revenue growth was primarily due to the addition of new accounts.

Cost of sales and related occupancy expenses

   Cost of sales and related occupancy expenses increased $2.5 million, or 13.3%, as compared to the prior year period. Cost of sales and related occupancy expenses decreased as a percent of total revenue to 47.5% from 47.8% primarily due to lower coffee bean prices.

Operating expenses

   Operating expenses increased $1.5 million, or 11.3%, and decreased as a percent of total revenue to 32.9% from 33.6% in the prior year period.

   Retail store operating expenses increased to $13.3 million from $12.0 million, an increase of 11.3%. Retail operating expenses as a percent of segment revenue remained constant compared to the prior year period at 36.6%. Operating expenses for online and mail order were in line with the prior year period at $1.0 million. As a percent of segment revenue, mail order operating expenses decreased to 17.9% from 19.5% in the prior year due to an increase in sales. Specialty sales operating expenses increased to $0.6 million from $0.4 million, or 33.2%, primarily due to increased direct sales support staff. As a percent of segment revenue, specialty sales operating expenses decreased to 17.8% from 20.9% in the prior year period, primarily as a result of higher revenue growth.

Liquidity and Capital Resources

  The Company ended the second quarter of 2001 with $2.1 million in total cash and short-term investments and working capital of $2.0 million.

  Net cash flow provided by operations was $0.1 million during the first two quarters of 2001. Operating cash flows have been impacted by fluctuations in net income (loss), exclusive of depreciation and changes in working capital, primarily inventory.

  Net cash used in investing activities was $2.5 million during the first two quarters of 2001. Investing activities primarily consist of capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support store expansion, manufacturing plant capacity expansion and information technology support systems.

  Net cash provided by financing activities was $2.9 million during the first two quarters of 2001. Financing activities during the period consisted primarily of proceeds from the issuance of common stock and the subsequent substantial repayment of debt on our credit facility.

  The Company expects the cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for the remainder of fiscal 2001.

  In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility has a five year term and provides for a revolving line of credit up to $15.0 million and the issuance of up to $3.0 million in letters of credit. Total availability under this facility is determined by subtracting the funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization multiplied by 3.5 for the period before September 1, 2001 and 3.25 thereafter. As of July 1, 2001, $2.5 million was outstanding under its line of credit.

  Borrowings under the credit facility are secured by a lien on substantially all of our assets. The credit facility contains covenants restricting our ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of our assets and requiring us to meet certain financial tests. Effective as of April 30, 2001, the credit facility was amended to increase our flexibility under the financial covenants and certain other negative covenants (including the relaxation of restrictions on the number of retail stores we may open per year.)

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

     As of July 1, 2001, we had approximately $16.9 million in open fixed-priced purchase commitments. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 31, 2000. Refer to our Annual Report on Form 10-K for the year ended December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company was required to adopt SFAS No. 133 (as defined in footnote 4 of the Notes to Condensed Consolidated Financial Statements) on January 1, 2001. The Company met the effectiveness tests for hedge accounting and the Company began hedge accounting in the second quarter of 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event that goodwill results from an acquisition subsequent to June 30, 2001, it will not be amortized.

     SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 in 2002. The Company is currently evaluating the provisions of SFAS No. 142 and does not expect that the adoption of the new standard will have a material impact on its financial statements.

     Emerging Issues Task Force ("EITF") Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" and 00-22, "Accounting for `Points' and Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" will become effective for the Company beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor rebates and sales incentives and discounts. The Company has not fully assessed the impact of these issues but does not believe they will have a material effect on the Company's financial statements.

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

     The aggregate proceeds to us from the offering were $21.5 million. We paid expenses of approximately $3.6 million, of which approximately $1.4 million represented underwriting discounts and commissions and approximately $2.2 million represented expenses related to the offering. Net proceeds from the offering were $17.9 million. Of the net proceeds, as of July 1, 2001, approximately $16.0 million had been used for debt reduction. At July 1, 2001, the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company. The use of proceeds from the offering conformed to the intended use of the proceeds as described in our initial public offering prospectus dated January 25, 2001, except that we used an additional $6.5 million of the net proceeds to repay our Term A Loan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         -----------------------------------------------------------------------
          Exhibit                Description
          Number                 -----------
          ------
         -----------------------------------------------------------------------
          10.22                  Second Amendment to Credit Agreement dated as
                                 of June 29, 2001 among Peet's Operating
                                 Company, Inc., Peet's Trademark Company, and
                                 Peet's Coffee & Tea, Inc., and General Electric
                                 Capital Corporation*
         -----------------------------------------------------------------------

         ____________
         * Filed herewith

     b.  Reports on Form 8-K

         None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2001               PEET'S COFFEE & TEA, INC.
      ---------------               By: /s/ Christopher P. Mottern
                                       ----------------------------------------
                                            Christopher P. Mottern
                                    President and Chief Executive Officer


                                    By: /s/ Mark N. Rudolph
                                       ----------------------------------------
                                                Mark N. Rudolph
                                    Vice President, Chief Financial Officer,
                                    and Secretary