Form 10-Q
period 2001-09-30
PEETS COFFEE & TEA INC
filed 2001-11-09
CIK 917968

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  __________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                       Commission file number 000-32233

                           PEET'S COFFEE & TEA, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                         Washington                  91-0863396
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

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value                         8,246,944
            (Class)                          (Outstanding at November 5, 2001)

                           PEET'S COFFEE & TEA, INC.

                                     INDEX

PART I - Financial Information                                                                     3

Item 1.    Financial Statements                                                                    3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             14

PART II - Other Information                                                                       15

Item 1.    Legal Proceedings                                                                      15

Item 2.    Change in Securities and Use of Proceeds                                               15

Item 3.    Defaults Upon Senior Securities                                                        15

Item 4.    Submission of Matters to a Vote of Security Holders                                    15

Item 5.    Other Information                                                                      15

Item 6.    Exhibits and Reports on Form 8-K                                                       15

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PEET'S COFFEE & TEA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except share amounts)

                                                                                September 30,       December 31,
                                                                                    2001                2000
                                                                                    ----                ----
ASSETS
Current assets
  Cash and cash equivalents                                                     $      2,438        $    1 ,598
  Accounts receivable (net of allowance of $82 and $69)                                1,349              1,062
  Inventories                                                                         10,549              8,940
  Deferred income taxes                                                                   92                 92
  Prepaid expenses and other                                                           1,407                883
                                                                                ------------        -----------

           Total current assets                                                       15,835             12,575

Property and equipment, net                                                           21,967             22,595

Deferred income taxes                                                                  1,810              1,505

Intangible and other assets, net                                                       2,352              3,046
                                                                                ------------        -----------
Total assets                                                                    $     41,964        $    39,721
                                                                                ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $      5,148        $     5,158
  Accrued compensation and benefits                                                    1,713              2,054
  Other accrued liabilities                                                            2,318              1,933
  Short-term borrowings                                                                2,922              4,246
  Current portion of long-term borrowings                                                546              2,037
                                                                                ------------        -----------

           Total current liabilities                                                  12,647             15,428

Long-term borrowings, less current portion                                             1,353             14,544

Deferred lease credits                                                                   635                582
                                                                                ------------        -----------

Total liabilities                                                                     14,635             30,554
                                                                                ------------        -----------

Shareholders' equity:
  Preferred stock, no par value; authorized 10,000,000 shares; issued and
    outstanding 471,000 of Series A                                                                       4,537
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  8,246,000 and 4,516,000 shares                                      31,377              8,217
  Other comprehensive loss, net of tax                                                  (651)
  Accumulated deficit                                                                 (3,397)            (3,587)
                                                                                ------------        -----------

           Total shareholders' equity                                                 27,329              9,167
                                                                                ------------        -----------

Total liabilities and shareholders' equity                                      $     41,964        $    39,721
                                                                                ============        ===========

See notes to condensed consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                                  Thirteen weeks ended           Thirty-nine weeks ended
                                                                September 30,   October 1,     September 30,     October 1,
                                                                ------------    ---------      ------------      ---------
                                                                    2001           2000            2001             2000
                                                                    ----           ----            ----             ----
Net sales                                                       $   22,715      $   20,515     $  68,010         $  60,294
                                                                ----------      ----------     ---------         ---------
Operating expenses:
  Cost of sales and related occupancy expenses                      10,980           9,830        32,495            28,816
  Operating expenses                                                 7,501           6,903        22,403            20,288
  Marketing and advertising                                            721             581         3,555             4,889
  Depreciation and amortization                                      1,288           1,238         3,785             3,381
  General and administrative expenses                                1,403           1,689         5,100             5,050
                                                                ----------      ----------     ---------         ---------

           Total operating costs and expenses                       21,893          20,241        67,338            62,424
                                                                ----------      ----------     ---------         ---------

Income (loss) from operations                                          822             274           672            (2,130)

Interest expense, net                                                  108             564           357             1,290
                                                                ----------      ----------     ---------         ---------

Income (loss) before income taxes                                      714            (290)          315            (3,420)

Income tax provision (benefit)                                         284             (59)          125              (711)
                                                                ----------      ----------     ---------         ---------

Net income (loss)                                               $      430      $     (231)    $     190         $  (2,709)
                                                                ==========      ==========     =========         =========

Basic and diluted net income (loss) per share                   $     0.05      $    (0.05)    $    0.02         $   (0.60)
                                                                ==========      ==========     =========         =========

Shares used in calculating basic net income (loss) per share         8,234           4,515         7,823             4,520
                                                                ==========      ==========     =========         =========

Shares used in calculating diluted net income (loss) per share       8,480           4,515         8,082             4,520
                                                                ==========      ==========     =========         =========

See notes to condensed consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                                  Thirty-nine weeks ended
                                                                                           September 30, 2001    October 1, 2000
                                                                                           ------------------    ---------------
Cash flows from operating activities:
  Net income (loss)                                                                           $       190           $  (2,709)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                                   4,307               3,862
    Tax benefit from exercise of stock options and amortization of discounted stock options           234                 126
    Deferred income taxes                                                                             125                (720)
    Loss on disposition of assets                                                                      12                 172
  Changes in other assets and liabilities:
    Accounts receivable                                                                              (288)                (67)
    Inventories                                                                                    (2,913)             (2,673)
    Prepaid expenses and other                                                                       (524)                (10)
    Other assets                                                                                     (349)               (298)
    Accounts payable, accrued liabilities and other liabilities                                       311               1,068
                                                                                              -----------           ---------

           Net cash provided by (used in) operating activities                                      1,105              (1,249)
                                                                                              -----------           ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                              (3,520)             (3,423)
  Proceeds from sale of property and equipment                                                          5                   4
  Additions to intangible assets                                                                     (215)               (252)
                                                                                              -----------           ---------

           Net cash used in investing activities                                                   (3,730)             (3,671)
                                                                                              -----------           ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                                                             39,898
  Repayments of debt                                                                              (16,006)            (34,869)
  Net proceeds from issuance of common stock                                                       19,471                  13
                                                                                              -----------           ---------

           Net cash provided by financing activities                                                3,465               5,042
                                                                                              -----------           ---------

Change in cash and cash equivalents                                                                   840                 122

Cash and cash equivalents, beginning of period                                                      1,598               1,074
                                                                                              -----------           ---------

Cash and cash equivalents, end of period                                                      $     2,438           $   1,196
                                                                                              ===========           =========


NON CASH INVESTING AND FINANCING ACTIVITIES -
  Property acquired under capital lease                                                                             $     476
  Conversion of preferred stock to common stock upon IPO                                      $     4,537
  IPO fees accrued at December 31, 2000 applied to proceeds in 2001                                 1,082
  FAS 133 transition adjustment and coffee hedging activities:
     Inventory                                                                                $    (1,304)
     Deferred taxes                                                                                   430
     Other comprehensive loss                                                                         651
     Other liabilities                                                                                223

See notes to condensed consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

1.   BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and subsidiaries (the "Company") for the 13 and 39 weeks ended September 30, 2001 and October 1, 2000 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report to Stockholders. The results of operations for the 13 and 39 weeks ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.   INVENTORIES

     The Company's inventories consist of (in thousands):

                                September 30, 2001      December 31, 2000
                                ------------------      -----------------

     Raw materials                 $      6,803            $      5,795
     Finished goods                       3,746                   3,145
                                   ------------            ------------

     Total                         $     10,549            $      8,940
                                   ============            ============

3.   BORROWINGS

     In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility has a five year term and provides for a revolving line of credit up to $15,000,000 and the issuance of up to $3.0 million in letters of credit. Total availability under this facility is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization multiplied by 3.5 for the period before September 1, 2001 and 3.25 thereafter. As of September 30, 2001, $2,900,000 was outstanding and $12,100,000 was available under the Company's line of credit.

     Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. The credit facility was amended to increase the Company's flexibility under (a) the financial covenants effective as of April 30, 2001 and (b) certain other negative covenants (including the relaxation of restrictions on the number of retail stores the Company may open per year) effective as of June 29, 2001.

     Long term borrowings consist of the following (amounts in thousands):

                                                                                      September 30, 2001     December 31, 2000
                                                                                      ------------------     -----------------
     Term loan, payable to financial institution, interest at a monthly floating
       rate of 9.77% at December 31, 2000, repaid in January 2001.                                           $           6,533

     Term loan, payable to financial institution, interest at a monthly floating
       rate of 13.77% at December 31, 2000, repaid in January 2001.                                                      8,000

     Industrial development revenue bond, interest at a weekly floating
       rate of 5.00% at December 31, 2000, until maturity in 2006.                    $            1,740                 1,740

     Capital lease obligations                                                                       159                   308
                                                                                      ------------------     -----------------

               Total                                                                               1,899                16,581

     Less current portion                                                                           (546)               (2,037)
                                                                                      ------------------     -----------------

     Total                                                                            $            1,353     $          14,544
                                                                                      ==================     =================

4. STORE CLOSURE

   The Company accrues an estimate for the costs associated with closing under-performing stores during the period in which any such store closure is approved by management under a plan of termination. In November 1999, the Company closed the Naperville, Illinois location and at December 31, 2000 had an accrual of $301,000 representing estimated future rental payments.

   In August 2001, the Company assigned, with the consent of the landlord, the existing lease for the Naperville location to another entity. The Company remains liable for rent and other charges under the lease, which expires December 31, 2008. However, the assignee's parent company has guaranteed the payment by the assignee of rent and other charges under the lease assignment up to $313,000 (equivalent to approximately four years of rent due under the lease). The Company expects that the assignee will make all future rent payments required under the lease and has reduced its accrual for estimated future payments under the lease by $134,000. The remaining accrual of $83,000 represents the Company's remaining obligation for rental payments of up to ten additional months during the assignee's construction and rent abatement period.

5. HEDGING ACTIVITIES

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

   In the third quarter of 2001, the effective portion of the cash-flow hedges amounted to a loss of $186,000 (net of $123,000 tax) and was recorded in other comprehensive income/loss. The ineffective portion of the hedges was recorded in net income and the amount was not material. Other comprehensive loss, net of tax, was $651,000 as of September 30, 2001, all of which is expected to be reclassified into cost of goods sold over the next twelve months. During the three-month period ended September 30, 2001, $233,000 (net of $154,000 tax) of coffee futures losses included in other comprehensive loss were reclassified into cost of goods sold. The fair value of the open futures contracts as of September 30, 2001, was a net loss of $434,000 and is reflected in other liabilities.

6. INITIAL PUBLIC OFFERING

   On January 25, 2001, the Company issued 2,500,000 shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $18.7 million. In February 2001, the underwriters exercised their over allotment option and the Company sold an additional 182,623 shares for net proceeds of $1.4 million. A two-for-one common stock split was effective on January 22, 2001. Upon the closing of the initial public offering, each of the outstanding shares of preferred stock converted into shares of common stock at a conversion rate of one to two. On January 30, 2001, the Company amended and restated its articles of incorporation, pursuant to which the Company's authorized capital stock consists of 50,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. None of the preferred stock has been issued or designated as of September 30, 2001.

   In November 2000, the Company adopted a new stock option plan (effective January 24, 2001). The Company has reserved 700,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the least of (i) three percent (3%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or
(iii) a number of shares determined by the Board prior to such date, provided such number is less than (i) and (ii) above. The purchase price of the common stock issuable under this plan is determined by the Board of Directors; however, it may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is ten years from the grant date. All stock options vest at a minimum rate of 20% per year.

7. COMPREHENSIVE LOSS

   Comprehensive loss was $461,000 and $2,709,000 for the thirty-nine week period ended September 30, 2001 and October 1, 2000, respectively. For the thirty-nine week period ended September 30, 2001, comprehensive loss consists of net loss and the effect of accounting for hedges under SFAS 133. See note 5.

8. SEGMENT INFORMATION

   The Company operates in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Online and mail order operations consist primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consist of whole bean coffee sales through grocery, wholesale and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated general and administrative expenses, and marketing expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

                                                                Online and
                                                  Retail        Mail Order       Specialty        Unallocated          Total
                                                  ------        ----------       ---------        -----------          -----
Thirty-nine weeks ended September 30, 2001
  Net sales                                      $ 54,641        $ 8,198          $ 5,171                            $ 68,010
  Depreciation and amortization                     2,800            414              126             $ 445             3,785
  Segment operating income (loss)                   6,328          2,523              921            (9,100)              672
  Interest expense, net                                                                                 357               357
  Income before income taxes                                                                                              315
  Total assets                                     18,068          1,459            1,874            20,563            41,964
  Capital expenditures                              1,626            341              731               822             3,520


Thirty-nine weeks ended October 1, 2000
  Net sales                                      $ 49,305        $ 7,467          $ 3,522                            $ 60,294
  Depreciation and amortization                     2,673            285               79             $ 344             3,381
  Segment operating income (loss)                   4,950          2,420              783           (10,283)           (2,130)
  Interest expense, net                                                                               1,290             1,290
  Loss before income taxes                                                                                             (3,420)
  Total assets                                     18,003            680              413            19,548            38,644
  Capital expenditures                              2,293            265              201               664             3,423

9.  NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event that goodwill results from an acquisition subsequent to June 30, 2001, it will not be amortized.

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

    Emerging Issues Task Force ("EITF") Issue Nos. 00-14, "Accounting for Certain Sales Incentives," and 00-22, "Accounting for 'Points' and Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," will become effective for the Company beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor rebates and sales incentives and discounts. The Company has not fully assessed the impact of these issues but does not believe they will have a material effect on the Company's financial statements.

10. NET INCOME (LOSS) PER SHARE

    The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):

                                                                              Thirteen weeks ended        Thirty-nine weeks ended
                                                                          September 30,     October 1,   September 30,    October 1,
                                                                             2001              2000         2001             2000
                                                                             ----              ----         ----             ----
Basic weighted average shares outstanding                                   8,234             4,515       7,823             4,520
Incremental shares from assumed exercise of stock options and warrants        246                 0         259                 0
                                                                           ------             -----       -----             -----
Diluted weighted average shares outstanding                                 8,480             4,515       8,082             4,520
                                                                           ======             =====       =====             =====

The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," "continue, " expect," "anticipate," "future,"
"intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions and the September 11, 2001 tragedy's effect and its aftermath, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in our Annual Report of Form 10-K.

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

Quarterly Period Ended September 30, 2001 Compared with Quarterly Period Ended October 1, 2000

General

     During the thirteen week period ending September 30, 2001, the Company derived 19.6% of its net revenues from non-retail distribution channels. The remaining 80.4% of net revenues were derived from the Company's owned retail stores. The sale of whole bean coffee and related products comprised 56.8% of net revenues while the sale of beverages and pastries comprised 43.2% of net revenues.

Revenues

     Total revenue increased $2.2 million, or 10.7%, compared to the same prior year period. Revenue from the sale of whole bean coffee and related products increased 8.8% to $12.9 million from $11.9 million for the third quarter of 2001, while sales of beverages and pastries increased to $9.8 million from $8.7 million, or 13.3%.

     Retail store revenue increased to $18.3 million from $16.7 million, or 9.6%. Whole bean coffee and related products sales increased by 7.4%, to $8.6 million from $8.0 million. The increase in revenue primarily consisted of $0.1 million from the addition of new stores and $0.5 million from additional sales of whole bean coffee through mature stores. Beverages and pastries sales increased by 13.3%, to $9.8 million from $8.7 million. The increase in revenue primarily consisted of $0.3 million from the addition of new stores and $0.7 million from existing stores.

     Online and mail order revenue increased to $2.6 million from $2.4 million, or 5.7%. The revenue growth was due to growth in our customer base resulting from continued direct mail and online marketing efforts.

     Revenue from specialty sales, which includes sales through grocery, wholesale, and office coffee accounts, increased to $1.9 million from $1.4 million, or 32.0%. The wholesale and restaurant accounts represented $0.2 million and grocery accounts represented $0.4 million of growth due to the addition of new accounts and the opening of kiosks in Larry's Markets in Seattle, Washington. Revenue from the office coffee segment declined by $0.1 million, reflecting reduced demand for office coffee due to the soft economy.

Cost of Sales and Related Occupancy Expenses

     Primarily as a result of the addition of new stores during the year and increased volume in whole bean coffee sales, cost of sales and related occupancy expenses increased $1.2 million, or 11.7%, as compared to the prior year period. Cost of sales and related occupancy expenses increased as a percent of total revenue to 48.3% from 47.9% due primarily to the realization of coffee hedging losses during the quarter.

Operating Expenses

     Operating expenses increased $0.6 million, or 8.7%, and decreased as a percent of total revenue to 33.0% from 33.7% in the prior year period.

     Retail store operating expenses increased to $6.5 million from $6.3 million, an increase of 2.4%. Operating expenses as a percent of segment revenue decreased to 35.4% from 37.9% in the prior year period primarily as a result of improved operating leverage due to the implementation of the point of sale system and continued efforts to control expenses.

  Operating expenses for online and mail order increased $0.1 million from $0.4 million in the prior year period to $0.5 million. As a percent of segment revenue, operating expenses increased to 19.2% from 17.1% in the prior year period due to higher expenditures and lower revenue growth.

  Operating expenses for specialty sales increased to $0.5 million from $0.2 million, or 210.3%. As a percent of segment revenue, operating expenses increased to 28.5% from 12.1% in the prior year period primarily due to expenses related to the opening of kiosks at Larry's Markets in Seattle, Washington.

Marketing and Advertising

  Marketing and advertising expenses increased to $0.7 million from $0.6 million in the prior year period. Marketing and advertising expenses as a percent of
total revenue increased to 3.2% from 2.8% in the prior year period.   Marketing
and advertising expenses were higher for the current year period due to marketing programs aimed at developing the specialty sales segment.

General and Administrative Expenses

  General and administrative expenses decreased $0.3 million, or 16.9%. As a percent of total revenue, general and administrative expenses decreased to 6.2% from 8.2% in the prior year period. The decrease was primarily due to cost control efforts as well as the reversal of $0.1 million in reserve as a result of the lease assignment of the Naperville location.

Depreciation and Amortization

  Depreciation and amortization expenses increased $0.1 million, or 4.0%. Depreciation and amortization expenses as a percent of total revenue decreased to 5.7% from 6.0% in the prior year period. The decrease in depreciation and amortization as a percent of revenue was primarily the result of higher revenues generated and the fewer number of retail stores opened this year.

Interest Expense, Net, and Other

  Net interest expense decreased $0.5 million, or 81.0%. The decrease was primarily due to the repayment of long-term debt using proceeds from the initial public offering of our common stock.

Provision for Income Taxes

  The Company's effective tax rate for the thirteen weeks ended September 30, 2001 was 39.8% compared to 20.3% in the prior year period. Management expects the tax rate to remain at 39.8% for the remainder of fiscal 2001.

Thirty-nine Week Period Ended September 30, 2001 Compared with Thirty-nine Week Period Ended October 1, 2000

Revenues

  Total revenue increased $7.7 million, or 12.8%, compared to the prior year period. Revenue from the sale of whole bean coffee and related products increased to $39.4 million from $35.1 million for the first 39 weeks of 2000, or 12.4%, while sales of beverages and pastries increased to $28.6 million from $25.2 million, or 13.4%.

  Retail store revenue increased to $54.6 million from $49.3 million, or 10.8%. Whole bean coffee and related products sales increased by 8.7%, to $26.2 million from $24.1 million. Beverages and pastries sales increased by 13.4%, to $28.6 million from $25.2 million. The increase in sales is primarily due to continued growth in existing stores as well as the opening of four stores since the prior year period.

  Online and mail order revenue increased to $8.2 million from $7.5 million, or 9.8%. The revenue growth was due to new customer acquisition.

  Revenue from specialty sales increased to $5.0 million from $3.5 million, or 42.8%. The revenue growth was primarily due to the addition of new accounts.

Cost of Sales and Related Occupancy Expenses

  Cost of sales and related occupancy expenses increased $3.7 million, or 12.8%, as compared to the same prior year period. Cost of sales and related occupancy expenses remained constant compared to the prior year period at 47.8% as a percent of total revenue.

Operating Expenses

  Operating expenses increased $2.1 million, or 10.4%, and decreased as a percent of total revenue to 32.9% from 33.6% in the prior year period.

  Retail store operating expenses increased to $19.8 million from $18.3 million, an increase of 8.2%. Retail operating expenses as a percent of segment revenue decreased to 36.2% from 37.1% in the same prior year period due to operating leverage gained through the implementation of the point of sale system. Operating expenses for online and mail order increased 7.2%, to $1.5 million from $1.4 million in the prior year period. As a percent of segment revenue, mail order operating expenses decreased to 18.3% from 18.7% in the prior year period due to an increase in sales. Specialty sales operating expenses increased to $1.1 million from $0.6 million, or 83.6%, primarily due to increased direct sales support and sales efforts outside California. As a percent of segment revenue, specialty sales operating expenses increased to 21.7% from 17.3% in the prior year period, primarily as a result of higher revenue growth.

Liquidity and Capital Resources

  The Company ended the third quarter of 2001 with $2.4 million in total cash and short-term investments and working capital of $3.2 million.

  Net cash flow provided by operations was $1.1 million during the first three quarters of 2001. Operating cash flows have been impacted by fluctuations in net income (loss), exclusive of depreciation and changes in working capital, primarily inventory.

  Net cash used in investing activities was $3.7 million during the first three quarters of 2001. Investing activities primarily consist of capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support store expansion, manufacturing plant equipment to improve efficiencies and information technology support systems.

  Net cash provided by financing activities was $3.5 million during the first three quarters of 2001. Financing activities during the period consisted primarily of proceeds from the issuance of common stock and the subsequent substantial repayment of debt on our credit facility.

  The Company expects the cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for the remainder of fiscal 2001.

  In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility has a five year term and provides for a revolving line of credit up to $15.0 million and the issuance of up to $3.0 million in letters of credit. Total availability under this facility is determined by subtracting the funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization multiplied by 3.5 for the period before September 1, 2001 and 3.25 thereafter. As of September 30, 2001, $2.9 million was outstanding under its line of credit.

  Borrowings under the credit facility are secured by a lien on substantially all of our assets. The credit facility contains covenants restricting our ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring us to meet certain financial tests. The credit facility was amended to increase our flexibility under (a) the financial covenants effective as of April 30, 2001 and (b) certain other negative covenants (including the relaxation of restrictions on the number of retail stores the company may open per year) effective as of June 29, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company was required to adopt SFAS No. 133 (as defined in footnote 4 of the Notes to Condensed Consolidated Financial Statements) on January 1, 2001. The Company met the effectiveness tests for hedge accounting and the Company began hedge accounting in the third quarter of 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event that goodwill results from an acquisition subsequent to June 30, 2001, it will not be amortized.

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

     Emerging Issues Task Force ("EITF") Issue Nos. 00-14, "Accounting for Certain Sales Incentives," and 00-22, "Accounting for 'Points' and Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," will become effective for the Company beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor rebates and sales incentives and discounts. The Company has not fully assessed the impact of these issues but does not believe they will have a material effect on the Company's financial statements.

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

     As of September 30, 2001, we had approximately $18.9 million in open fixed-priced purchase commitments. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 31, 2000. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In the ordinary course of business, we may from time to time become involved in certain legal proceedings. As of the date of this report, we are not a party to any pending material legal proceedings.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

     We completed our initial public offering of 3,300,000 shares of our common stock in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (the "Registration Statement") (File No. 333-47597), and declared effective on January 24, 2001. The managing underwriters of the public offering were W.R. Hambrecht + Co. and Pacific Growth Equities, Inc. In the offering, we sold an aggregate of 2,682,623 shares of our common stock, and the selling shareholders sold an aggregate of 1,112,377 shares of our common stock, at a price of $8.00 per share.

     The aggregate price of the offering amount registered was approximately $27.9 million. The aggregate proceeds to us from the offering were $21.5 million. We paid expenses of approximately $3.6 million, of which approximately $1.4 million represented underwriting discounts and commissions and approximately $2.2 million represented expenses related to the offering. Net proceeds from the offering were $17.9 million. Of the net proceeds, as of September 30, 2001, approximately $16.0 million had been used for debt reduction. At September 30, 2001, the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company. The use of proceeds from the offering conformed to the intended use of the proceeds as described in our initial public offering prospectus dated January 25, 2001, except that we used an additional $6.5 million of the net proceeds to repay our Term A Loan.

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


Date: November 9, 2001                  PEET'S COFFEE & TEA, INC.
      ----------------
                                        By: /s/ Christopher P. Mottern
                                            --------------------------
                                            Christopher P. Mottern
                                            President and Chief Executive
                                            Officer

                                        By: /s/ Mark N. Rudolph
                                            -------------------
                                            Mark N. Rudolph
                                            Vice President, Chief Financial
                                            Officer, and Secretary