Form 10-K
period 2001-12-30
PEETS COFFEE & TEA INC
filed 2002-03-28
CIK 917968

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   for the fiscal year ended December 30, 2001

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

                               1400 Park Avenue
                       Emeryville, California 94608-3520
              (Address of Principal Executive Offices)(Zip Code)

                                (510) 594-2100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock on $14.79 as reported by the Nasdaq National Market, as of February 28, 2002 was $80,537,525. Shares of Common Stock held by each officer and director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2002, 8,486,204 shares of registrant's Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                                PART I

Item 1.  Business.................................................................................  1

Item 2.  Properties...............................................................................  6

Item 3.  Legal Proceedings........................................................................  6

Item 4.  Submission of Matters to a Vote of Security Holders......................................  6

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................  7

Item 6.  Selected Financial Data..................................................................  7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  9

Item 7A. Quantitative and Qualitative Disclosure About Market Risk................................ 18

Item 8.  Financial Statements and Supplementary Data.............................................. 26

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..... 26

                                               PART III

Item 10. Directors and Executive Officers of the Registrant....................................... 27

Item 11. Executive Compensation................................................................... 29

Item 12. Security Ownership of Certain Beneficial Owners and Management........................... 33

Item 13. Certain Relationships and Related Transactions........................................... 35

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................... 36

   Some of the matters discussed under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Business" and elsewhere in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

   .  Implementing our business strategy;

   .  Attracting and retaining new customers;

   .  Obtaining and expanding our market presence in new geographic regions;

   .  The availability and cost of high quality Arabica coffee beans;

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

                                    PART I

Item 1.  Business

   Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold under strict freshness standards. We sell our fresh roasted coffee, hand selected tea and related items in multiple channels of distribution including specialty grocery and gourmet food stores, online and mail order, office, restaurant and food service accounts and 60 company-operated stores in four states.

   We believe that roasted coffee is a perishable product and we pursue distribution channels that are consistent with our strict freshness standards. For instance, our distribution to specialty grocery and gourmet food accounts emphasizes the use of an existing network of distributors who deliver fresh goods to our targeted accounts. Our online and mail order customers are shipped coffee directly from our facility and we roast to order. This method ensures that customers receive coffee within days of roasting.

   We are expanding Peet's from a regional retailer that operates its own outlets into a national coffee brand available through multiple channels of distribution. We extended our retail presence to Southern California in 1997, Chicago and Portland in 1998 and Boston in 1999. We signed our first office coffee distribution agreement in 1997 and have since added a number of restaurant and office coffee distributors in select markets. We added online ordering capability to our website in 1997 to complement our existing mail order business and have since invested in marketing programs designed to support our online and mail order channel. In 1998, we initiated a strategic expansion into specialty grocery and gourmet food stores and we expanded this program significantly in 2000. Since 1999, we have expanded our distribution to food service accounts. In 2001, we continued to expand our reach into specialty groceries and gourmet food stores by increasing the number of stores from 25 to over 130 and we entered into an agreement to distribute our coffee in Japan. Our expansion strategy emphasizes disciplined growth and enhancement of our brand's image and quality reputation.

   We believe that the combination of our established brand, a differentiated product positioning based on our quality and freshness standards and our strategic expansion into select channels of distribution creates significant opportunities for growth.

History

   Alfred Peet opened the first Peet's Coffee store in 1966. The original store on Vine Street is still one of our most popular and successful locations. Mr. Peet opened his first store with a simple business plan: he would roast coffee in the store every day, use a deep-roasting process that he learned in his travels and from his family, who were in the coffee business, and give customers of his freshly roasted beans a free small cup of coffee with their purchase. Peet's soon became the coffee of choice among the food conscious residents of the Berkeley "gourmet ghetto." As customers left the San Francisco Bay Area, they would often ask for Peet's coffee to be mailed to them in cities throughout the United States and the world.

   We started as Starbuck's Coffee Company, a Washington corporation, in 1971. By the 1980s, we owned and operated several retail stores and a coffee roasting plant in Seattle. In 1984, we purchased Peet's Coffee and Tea, Inc., the successor to Alfred Peet's business, from Sal Bonavita, who purchased the business from Alfred Peet in 1979. To consolidate our operations in the San Francisco Bay Area, we sold our Seattle-based assets, including the Starbuck's brand, the roasting plant and several retail stores, to Il Giornale Coffee Company in 1987 and shifted our focus to Peet's.

Our Coffee

  Coffee Beans

   Only high quality Arabica coffee beans can produce the flavor and richness of Peet's coffee. With our reputation that has been built over 35 years, we have gained access to some of the highest quality green coffee beans from the finest estates and growing regions around the world. We have built long term relationships with growers and brokers to ensure a steady supply of green coffee beans. In 2001, we purchased over half of our green coffee beans through one broker.

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

   At Peet's, we sample every lot of coffee before and after we make a purchase. This process protects our quality standard, and provides our buyers with the knowledge to ensure that every coffee and blend can have a consistent flavor. We are occasionally presented with opportunities to purchase unique and special coffees based on our relationships and reputation.

   We generally turn our inventory of green coffee beans two to three times per year. Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally carry approximately $4 million to $8 million worth of green coffee beans in our inventory. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. From time to time, we mitigate the risks associated by fluctuations in coffee prices by entering into fixed price commitments and hedging agreements for a portion of our green coffee bean requirements.

  Our Roasting Method

   Our roasting method was first developed by Alfred Peet and perfected by our talented and skilled roasting personnel. We roast by hand in small batches, and we rely on the skills and training of each roaster to maximize the flavor and potential in our beans. Our roasters undergo a two year apprenticeship program to learn our roasting method and to gain the skills necessary to roast coffee at Peet's.

  Coffee Types and Blends

   Beyond sourcing and roasting, Peet's has developed a reputation for expert coffee blending. Our blends, such as Major Dickason's Blend, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 32 types of coffee as regular menu items. Included in this figure are approximately 21 blends with the balance being single origin coffees from countries such as Colombia, Guatemala and Kenya. In 2001, we introduced a line of high-end reserve coffees, such as Kona, Jamaica Blue Mountain, Aged Moka Java, and JR Reserve Blend. Peet's is active in seeking out, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year.

Sales and Distributor Relationships

   Peet's has developed a staff of nine sales professionals to support our specialty sales business. These sales and account managers make sales calls to potential and existing accounts and manage our distributor network. Additionally, we have established relationships with office, restaurant and food service distributors to expand our account base in select markets. These distributors have their own sales and account management resources. We expect to hire additional employees within the sales and account manager group as we continue to grow this segment of our business.

Customers and Marketing

   Peet's marketing and distribution strategies are designed to appeal to a customer base that falls within one of the more economically attractive demographic groups in the United States. Based on customer surveys we conducted, we believe our customers tend to be over 35 years in age and well-educated with an average household income of over $50,000 per year. We have a regional skew to our customer base that mimics the geographic development of the specialty coffee industry as well as our brand development. Our customers are concentrated on the west and east coasts and in select metropolitan areas in the central United States.

Tea, Food and Merchandise

   Peet's offers a line of hand selected whole leaf and bagged tea. Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Emeryville. We offer a limited line of specialty food items, such as jellies, jams and candies. These products are carefully selected for quality and uniqueness.

   Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware. We do not emphasize these items, but we carry them in retail stores and offer them through online and mail order as a means to reinforce our authenticity in coffee and tea.

Competitive Positioning

   The specialty coffee market can be characterized as highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffe, Millstone (Procter & Gamble), Seattle's Best (AFC Enterprises) and Starbucks. There are numerous smaller, regional brands that also compete in this category. We also compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee.

   In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, numerous convenience stores, restaurants, coffee shops and street vendors.

   Despite competing in a fragmented category, increased consumer demand has resulted in specialty coffee brands being established across multiple distribution channels. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores, and in office, restaurant and food service locations. We have only recently begun to penetrate these channels.

   We believe that our customers choose among specialty coffee brands based upon quality, variety, convenience, and to a lesser extent, price. Although consumers may differentiate coffee brands based on freshness (as an element of coffee quality), to our knowledge, few significant competitors focus on product freshness and roast-dating in the same manner as Peet's. It is a common industry practice to use a "sell by" date for pre-packaged beans and to store roasted beans in open-air bulk bins. Therefore, the key benefit of freshness and the perishable nature of coffee is being largely overlooked. We believe that our market share in the specialty category is based on a solidly differentiated position built on our freshness standards and artisan-roasting style. Because of the fragmented nature of the specialty coffee market, we cannot accurately estimate our market share. However, many of our existing competitors have significantly greater financial, marketing and operating resources than us.

   Our roasted coffee is priced in tiers. Our regular menu coffees are priced within a range of $8.95 to $17.95 per pound. Our line of high-end reserve coffees, which we introduced in 2001, is priced between $49.90 and $79.90 per pound. We believe our higher quality and freshness standards allow us to charge a higher price for our coffee products.

Seasonality

   Our business is subject to seasonal fluctuations. Significant portions of our profits are realized during the fourth quarter of our fiscal year, which includes the December holiday season.

Intellectual Property

   We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet's, Peet's Coffee & Tea, peets.com, Blend 101, Pride of the Port, Maduro Blend, Top Blend, Major Dickason's Blend, Sierra Dorada Blend and Garuda Blend. We also have registered trademarks on our stylized logo. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks, including JR Reserve Blend, Gaia Organic Blend, and Pumphrey's Blend.

   We own registered trademarks for our name and logo in Australia, Canada, Chile, China, the European Community, Hong Kong, Japan, Paraguay, Singapore, South Korea, Taiwan, and Thailand. We have filed additional applications for trademark protection in Argentina, Brazil, and the Philippines. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet's and our roasting process.

   In addition to registered and pending trademarks, we consider the packaging for our coffee beans (consisting of dark brown coloring with African-style motif and lettering with a white band running around the lower quarter of the bag) and the design of the interior of our stores (consisting of dark wood fixtures, classic lighting, granite countertops and understated color) to be strong identifiers of our brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

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

Information Systems

   The information systems installed at Peet's are used to manage our operations and increase the productivity of our workforce. We have recently implemented an advanced point-of-sale system to increase store productivity, provide a higher level of service to our customers and maintain timely information for performance evaluation. Our new registers have touch screen components and full point-of-sale capability. We also operate a Peet's debit card system in most retail stores. These cards carry cash balances and may be used in lieu of cash at our retail locations. In addition, we are currently in the process of installing a new human resource and payroll system.

   Our online and mail order system has been customized to allow us to respond and adapt quickly to customer and marketing demands. We have installed several new software tools to help us analyze customer information.

   Our website is hosted at AboveNet in San Jose, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our site is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and United States Postal Service. Our peets.com site contains several customer-centered functions such as Express Buy (which stores customer-specific lists of favorite coffee and items), multiple ''ship-to'' capability on a single bill and extensive coffee search and product matching. Website and call center system functionality are designed to accommodate the need for customers to place repeat orders or automatic orders delivered on a pre-set schedule. We designed our website to provide fast, easy and effective operation when navigating and shopping on our site. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

Employees

   As of March 1, 2002, Peet's employed a workforce of 1,455 people, approximately 191 of whom are considered full-time employees. None of our employees are represented by a labor union. Peet's considers its relationship with its employees to be good. Since 1979, Peet's has provided full benefits to all employees who work at least 21 hours per week. We continue to offer competitive benefits packages to attract and retain valuable employees.

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

Item 2.  Properties

   Peet's headquarters are located in Emeryville, California, where we lease approximately 66,000 square feet of office, production and storage space, including roasting and direct delivery fulfillment facilities. Within these facilities, we have 15,000 square feet devoted to general corporate and retail overhead and a call center for the direct delivery business. Our lease expires in 2005 and we have an option to extend the lease for an additional ten years.

   We operate 60 retail stores in four states. Our retail locations are all company operated in leased facilities. Our store size averages 1,500 square feet. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and high-traffic streets.

   The following table lists the number of retail stores we have in each location as of March 1, 2002:

                                Markets               Stores
                                -------               ------
                   San Francisco Bay Area, California   33
                   San Jose, California..............    3
                   Sacramento, California............    2
                   Santa Cruz, California............    1
                   Santa Barbara, California.........    1
                   Greater Los Angeles, California...    7
                   San Diego, California.............    2
                   Orange County, California.........    1
                   Chicago, Illinois.................    2
                   Portland, Oregon..................    2
                   Boston, Massachusetts.............    6
                                                        --
                      Total..........................   60
                                                        ==

Item 3.  Legal Proceedings

   In the ordinary course of business, we may from time to time become involved in certain legal proceedings. As of the date of this report, we are not a party to any pending material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our security holders during the quarter ended December 30, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market for the Registrant's Stock

   The Company's common stock commenced regular trading on the Nasdaq National Market under the symbol "PEET" on January 25, 2001. Prior to that time, there was no public market for the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market since January 25, 2001.

                                                          High    Low
                                                         ------- ------
         Fiscal Year Ended December 30, 2001
            First Quarter (commencing January 25, 2001). $16.125 $6.125
            Second Quarter.............................. $10.000 $7.250
            Third Quarter............................... $ 9.060 $6.180
            Fourth Quarter.............................. $11.500 $7.350

   As of March 26, 2002, there were approximately 213 registered holders of record of the Company's common stock. On March 26, 2002, the last sale price reported on the Nasdaq National Market System for the common stock was $12.77 per share.

Dividend Policy

   We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our current credit facility restricts our ability to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for additional information concerning our credit facility.

Use of Proceeds from Sales of Registered Securities

   We completed our initial public offering of our common stock in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000 (File No. 333-47597), as subsequently amended (the "Registration Statement"). As of March 1, 2002, $17.4 million of the net proceeds from the offering had been used for debt reduction, and the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities.

Item 6.  Selected Consolidated Financial Data

   The table below shows selected consolidated financial data for our last five years. Our fiscal year is based on a 52 or 53 week year and ends on the Sunday closest to the last day in December. Historical results are not necessarily indicative of future results.

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                                              Year
                                                           -------------------------------------------
                                                            1997     1998     1999     2000     2001
                                                           -------  -------  -------  -------  -------
Statement of Operations Data:
Net revenue............................................... $51,720  $59,787  $69,059  $84,302  $94,400
Cost of sales and related occupancy expenses..............  27,518   29,851   33,175   40,173   44,935
Operating expenses........................................  14,767   17,969   21,902   27,853   30,437
Marketing and advertising expenses........................   2,278    2,176    3,491    6,069    4,812
General and administrative expenses.......................   3,961    5,961    6,230    6,595    6,845
Depreciation and amortization expenses....................   2,210    2,711    3,404    4,576    5,038
                                                           -------  -------  -------  -------  -------
Income (loss) from operations.............................     986    1,119      857     (964)   2,333
Interest expense, net.....................................     396      709      985    1,907      429
                                                           -------  -------  -------  -------  -------
Income (loss) before income taxes.........................     590      410     (128)  (2,871)   1,904
Income tax provision (benefit)............................     249      242       16     (596)     749
                                                           -------  -------  -------  -------  -------
   Net income (loss)...................................... $   341  $   168  $  (144) $(2,275) $ 1,155
                                                           =======  =======  =======  =======  =======
Net income (loss) per share:
   Basic.................................................. $  0.08  $  0.04  $ (0.03) $ (0.50) $  0.15
                                                           =======  =======  =======  =======  =======
   Diluted................................................ $  0.06  $  0.03  $ (0.03) $ (0.50) $  0.14
                                                           =======  =======  =======  =======  =======
Shares used in calculation of net income (loss) per share:
   Basic..................................................   4,348    4,397    4,489    4,515    7,941
                                                           =======  =======  =======  =======  =======
   Diluted................................................   5,448    5,710    4,489    4,515    8,212
                                                           =======  =======  =======  =======  =======

Balance Sheet Data:
Cash and cash equivalents................................. $   888  $   873  $ 1,074  $ 1,598  $ 2,718
Working capital (deficit).................................  (2,301)  (1,333)  (5,486)  (2,853)   3,315
Total assets..............................................  25,724   29,864   34,650   39,721   41,409
Borrowings under line of credit...........................   2,871    4,472    5,600    4,246    1,968
Current portion of long-term borrowings...................   3,470    1,701    2,816    2,037      513
Long-term borrowings, less current portion................   3,412    5,962    7,240   14,544      895
Total shareholders' equity................................  10,318   10,791   11,191    9,167   28,770

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

   .  Implementing our business strategy;

   .  Attracting and retaining new customers;

   .  Obtaining and expanding our market presence in new geographic regions;

   .  The availability and cost of high quality Arabica coffee beans;

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

Company Overview and Industry Outlook

   Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect revenue in our other distribution channels, namely specialty grocery and gourmet food stores, online and mail order and office, restaurant and food service accounts, to increase as a percent of our revenue. We are also expanding internationally through strategic relationships.

   We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products.

   Our operations are vertically integrated. We purchase Arabica coffee beans from countries around the world, apply our artisan-roasting techniques and ship fresh coffee daily to our stores and customers within 24 hours of roasting. Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective and enhances our margins and profit potential.

Critical Accounting Policies and Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

   We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

   Our accounting policies are more fully described in Note 2 in the "Notes to the Consolidated Financial Statements," included elsewhere in this report. We have identified the following critical accounting policies:

   . Inventory. Raw materials consist primarily of green bean coffee and finished goods include roasted coffee, tea, accessory products, spices, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

   . Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived asset and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

   . Income taxes. We have significant federal and state net operating loss carryforwards and charitable contribution carryforwards. The utilization of these carryforwards is dependent on future income. We have established a valuation allowance for the portion of the carryforwards that we do not expect to utilize. Although we believe the valuation allowance is appropriate, if future taxable income were to differ significantly from the amounts estimated, the valuation allowance would need to be adjusted.

   . Hedge accounting. We use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and Note 11 in the "Notes to Consolidated Financial Statements," included elsewhere in this report.

   We have also chosen certain accounting policies when options are available, including the intrinsic value method or APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option awards. These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using the alternative of SFAS No. 123, "Accounting for Stock-Based Compensation," is included in Note 9 of the "Notes to Consolidated Financial Statements," included elsewhere in this report.

Business Segments

   Our coffee and related items are sold through multiple channels of distribution that are considered separate segments under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." These channels provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We sell coffee beans and related items through three reportable segments:

   .  Our retail stores;

   .  Online and mail order; and

   . Specialty sales, which consist of sales to specialty grocery and gourmet food stores, restaurant and food service companies, and office accounts.

   We intend to increase sales by focusing on expansion in specialty sales, as well as through continued growth of our online and mail order channel. Although our expansion into new distribution channels is accelerating, we believe it is disciplined and focused, only penetrating new markets and channels that we believe can support the sale of specialty coffee. We also intend to open a limited number of new stores in strategic locations that meet our demographic profile, and explore potential opportunities for franchising and licensing in international markets. Our focus on specialty sales and online and mail order is driven by the higher net margins and lower capital expense in those segments. In 2001, we derived approximately 21% of our revenue from specialty sales and online and mail order segments. Our long term objective is to generate approximately half of our revenue from the specialty sales and online and mail order channels.

Business Categories

   In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

   .  Whole bean coffee and related products; and

   .  Beverages and pastries.

   We believe these business categories are useful in understanding our results of operations for the periods presented because we operate our stores and record sales through these two categories. Our stores are primarily designed to facilitate the sale of whole bean coffee. The format of our stores replicates that of a specialty grocer. Beans are scooped from under the counter bins, weighed on counter top scales and hand packed into branded bags. In addition, each store has a beverage bar that is dedicated to the sale of prepared beverages and pastries.

   In addition, our two business categories within a store mature at different rates. When we open a store, the initial sales are primarily beverage and pastry related. The distance a consumer will travel, or trade area, for beverages and pastries is short (usually one to three miles), representing a convenience purchase. Consequently, the beverage and pastry business matures rapidly. The trade area for whole bean coffee is much larger (usually three to five miles), representing destination shopping. Consequently, whole bean sales from stores mature more slowly (typically three to five years). Therefore, sales at newer stores have a much higher beverage and pastry component and shift to a higher whole bean percentage as the store matures. The dynamics of opening many new stores over the past few years have resulted in a higher beverage and pastry percentage within our net revenue.

   The following chart demonstrates our business category mix for retail store sales in 2001, expressed as a percent of retail revenue.

                                             Open less than Open 2 to 5  Open more
                                                2 years        years    than 5 years
                                             -------------- ----------- ------------
Whole bean coffee and related products......      38.6%        43.4%        53.5%
Beverages and pastries......................      61.4%        56.6%        46.5%

Results of Operations

   The following discussion on results of operations should be read in conjunction with "Item 6. Selected Consolidated Financial Data," the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report. Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December.

   The following table sets forth certain financial data for the periods indicated.

                                                                   Year
                                                          ---------------------
                                                          1999    2000    2001
                                                          -----   -----   -----
Statement of operations data as a percent of net revenue:
Net revenue.............................................. 100.0 % 100.0 % 100.0%
Cost of sales and related occupancy expenses.............  48.0    47.7    47.6
Operating expenses.......................................  31.7    33.0    32.2
Marketing and advertising expenses.......................   5.1     7.2     5.1
General and administrative expenses......................   9.0     7.8     7.3
Depreciation and amortization expenses...................   5.0     5.4     5.3
                                                          -----   -----   -----
Income (loss) from operations............................   1.2    (1.1)    2.5
Interest expense, net....................................   1.4     2.3     0.5
                                                          -----   -----   -----
Income (loss) before income taxes........................  (0.2)   (3.4)    2.0
Income tax provision (benefit)...........................   0.0    (0.7)    0.8
                                                          -----   -----   -----
Net Income (loss)........................................  (0.2)%  (2.7)%   1.2%
                                                          =====   =====   =====

Percent of net revenue by business segment:
Retail stores............................................  82.8 %  81.0 %  79.5%
Online and mail order....................................  13.6    12.5    12.4
Specialty sales..........................................   3.6     6.5     8.1

Percent of net revenue by business category:
Whole bean coffee and related products...................  60.5 %  59.7 %  59.3%
Beverages and pastries...................................  39.5    40.3    40.7

Operating expenses as a percent of segment revenue:
Retail stores............................................  35.7 %  36.5 %  35.3%
Online and mail order....................................  13.5    19.8    18.1
Specialty sales..........................................   9.1    15.3    23.9

Percent increase (decrease) from prior year:
Net revenue..............................................          22.1 %  12.0%
   Retail stores.........................................          19.5     9.9
   Online and mail order.................................          11.8    11.0
   Specialty sales.......................................         119.4    40.5
Cost of sales and related occupancy expenses.............          21.1    11.9
Operating expenses.......................................          27.2     9.3
Marketing and advertising expenses.......................          73.8   (20.7)
General and administrative expenses......................           5.9     3.8
Depreciation and amortization expenses...................          34.4    10.1

Selected operating data:
Number of retail stores in operation:
   Beginning of the period...............................    43      53      58
   Store openings........................................    11       5       2
   Store closure.........................................     1       0       0
   End of the period.....................................    53      58      60
Pounds of whole bean coffee sold (in thousands).......... 3,546   4,213   4,541

2001 Compared with 2000

  Net revenue

   Net revenue for 2001 increased for all three segments and both business categories as compared to 2000. During 2001, we continued our strategy of selling through multiple channels of distribution. A key element of our strategy involves increasing the percentage of revenue from sales of whole bean coffee and related products, which have a higher net margin than beverages and pastries. We expect that an increase in the percentage of whole bean and related product revenue will occur over the long-term due to the slow maturation of whole bean coffee sales at newer retail stores and the growth of online and mail order and specialty sales segments. Thus, revenue derived from the sale of whole bean coffee and related products as a percent of net revenue actually decreased slightly in 2001 from 59.7% to 59.3%, primarily as a result of the opening of 18 retail stores over the past three years.

   In the retail segment, we continued to increase revenue primarily as a result of increased sales in existing stores, price increases on whole bean coffee and beverages and pastries effective in December 2000, the opening of new retail stores and the introduction of a line of high-end reserve coffees. During 2001, we opened two new stores compared to five stores opened in 2000. One was in Studio City, Southern California, and the other was in Wellesley, Massachusetts. We opened fewer new stores in 2001 because the cost and availability of real estate was less attractive during 2000 and the first half of 2001.

   The following table sets forth the sources of revenue increases in 2001 by business category for the retail segment (in millions).

         Increased volume and change in mix of whole bean coffee. $1.5
         Price increase in December 2000.........................  0.8
                                                                  ----
            Total existing stores................................  2.3
            Total new stores.....................................  0.4
                                                                  ----
                Total whole bean coffee and related products..... $2.7
                                                                  ====

         Increased volume of beverages and pastries.............. $2.2
         Price increase in December 2000.........................  1.3
                                                                  ----
            Total existing stores................................  3.5
            Total new stores.....................................  0.5
                                                                  ----
                Total beverages and pastries..................... $4.0
                                                                  ====

   In the online and mail order segment, revenue increased primarily as a result of selected customer acquisition efforts and customer retention programs. During 2001, our active customers, or those who had ordered at least once during the year, increased 13.2% to 86,000 from 76,000 in 2000.

   During 2001, we continued our sales initiatives in the specialty sales segment and increased revenue for that segment by 40.5%. The $2.2 million increase consisted of $1.5 million in incremental sales to specialty groceries and gourmet food stores, a $0.6 million increase in sales to restaurants and food service companies, and $0.1 million in additional sales to office accounts. We increased the number of specialty grocery and gourmet food stores from 25 in 2000 to over 130 in 2001, including multi-location chains such as Von's Pavilion, Beverages & more! and Larry's Markets. In the restaurant and food service area, we entered into agreements with companies such as The Wolfgang Puck Fine Dining and Catering Group and Anton Airfoods.

  Cost of sales and related occupancy expenses

   Cost of sales and related occupancy expenses consist of product costs, including hedging costs, manufacturing costs, rent and other occupancy costs. Primarily as a result of increased net revenue and the addition of two new stores, cost of sales increased by 11.9% in 2001. The lower cost of green bean coffee was partially offset by higher hedging costs. Cost of sales actually decreased as a percent of net revenue mainly because of:

   . The December 2000 price increase, which resulted in a higher average sale at our retail store beverage bars and a higher price per pound of whole bean coffee purchased at our retail stores and by online and mail order customers;

   . Sales of high-end reserve coffees, which have a higher margin than regular menu coffees; and

   .  Fewer new stores being opened during 2001.

   These benefits were partially offset by the increase in revenue from the specialty sales segment, which has a lower price point than retail and a higher shipping cost.

  Operating expenses

   Operating expenses for 2001 increased as compared to 2000 as we grew our business; however, operating expenses as a percent of net revenue decreased primarily due to the increase in our net revenue and a payroll reduction initiative affecting our retail stores. This initiative involved a reduction in store hours and pay rates and we believe was primarily responsible for the decrease in operating expenses as a percent of retail revenue.

   In addition, we held expenses constant for the online and mail order segment while growing revenue. The decrease in online and mail order operating expenses as a percent of segment revenue consisted of decreases from outside service expense, payroll expense, and order processing expense.

   Our focus on growing the specialty sales segment led to an increase in specialty sales operating expenses as a percent of segment revenue. The factors contributing to the increase included the payroll expense of new sales staff for the grocery segment expansion, their travel and related expenses, the expenses related to distribution, and the pre-opening and startup costs related to the opening of kiosks in Larry's Markets stores in Seattle.

  Marketing and advertising expenses

   The decrease in marketing and advertising expenses in 2001 as compared to 2000 is attributable to the leverage gained from marketing across multiple channels of distribution, a shift from customer acquisition to customer retention, which is generally more cost effective, and fewer new store openings in 2001.

  General and administrative expenses

   We were able to reduce our general and administrative expenses as a percent of net revenue in 2001 as compared to 2000 primarily by maintaining prior year employee base levels and lowering recruiting expenses in a less-competitive job market. Our efforts to reduce general and administrative expenses were partially offset by higher outside services expenses related to stock plan administration and public relations activities associated with being a publicly held company.

  Depreciation and amortization expenses

   Depreciation and amortization expenses increased in 2001 as compared to 2000 due to the openings of new stores and kiosks and investments in manufacturing and systems. However, as a percent of net revenue, these expenses decreased compared to the prior year primarily due to fewer stores being opened as well as the increase in revenue from the less capital-intensive specialty sales channel.

  Interest expense, net

   Net interest expense decreased in 2001 as compared to 2000 as a result of repayment of debt using the net proceeds from our initial public offering in January 2001.

  Income tax provision (benefit)

   Taxes on net income in 2001 were $0.7 million, reflecting an effective tax rate of 39.3%. The increase in the effective rate over the prior year is attributable to the increase in income and the change in the valuation allowance of charitable contributions carryforwards.

2000 Compared with 1999

  Net revenue

   Net revenue in 2000 increased for all three segments and both business categories as compared to 1999 net revenue. In 2000, we initiated our strategy of selling through multiple channels of distribution. Because of the 16 retail stores we opened in 2000 and 1999, revenue derived from the sale of whole bean coffee and related products as a percent of net revenue decreased slightly in 2000 due to the slower maturation of whole bean coffee sales compared to beverage and pastry sales. The multi-channel strategy resulted in the increase in the specialty sales segment as a percent of revenue from 3.6% to 6.5% and led to the lower percent of net revenue from both the retail segment and the online and mail order segment.

   In the retail segment, we continued to increase revenue primarily as a result of increased sales in existing stores, price increases on whole bean coffee and beverages and pastries effective in August 1999 and the opening of new retail stores. During 2000, we opened five new stores compared to 11 stores opened in 1999.

   The following table sets forth the sources of revenue increases by business category for the retail segment (in millions).

         Increased volume of whole bean coffee................... $0.6
         Price increase in August 1999...........................  1.0
                                                                  ----
            Total existing stores................................  1.6
            Total new stores.....................................  2.8
                                                                  ----
                Total whole bean coffee and related products..... $4.4
                                                                  ====

         Increased volume of beverages and pastries.............. $1.6
         Price increase in August 1999...........................  1.0
                                                                  ----
            Total existing stores................................  2.6
            Total new stores.....................................  4.2
                                                                  ----
                Total beverages and pastries..................... $6.8
                                                                  ====

   In the online and mail order segment, revenue increased primarily due to the growth of our customer base as a result of increased direct mail and online marketing efforts and the August 1999 price increase.

   In the specialty sales segment, we launched a new sales initiative, which resulted in the $3.0 million increase in revenue for this segment. The expansion of our office coffee program represented $1.8 million of the increase while restaurant and food service accounts represented $1.2 million.

  Cost of sales and related occupancy expenses

   Cost of sales and related occupancy expenses increased in 2000 as compared to 1999 primarily as a result of the addition of five new stores and increased volume of 20.3% in whole bean coffee sales. As a percent of revenue, cost of sales and related occupancy expenses decreased to 47.7% from 48.0%, mainly because of the August 1999 price increase and the reduction in our average green coffee bean cost by $0.29 per pound. These benefits were partially offset by higher occupancy costs for new stores opened in Boston.

  Operating expenses

   Operating expenses increased $5.9 million in 2000 as compared to 1999 and also increased as a percent of net revenue to 33.0% in 2000 from 31.7% in 1999. The majority of this increase was the result of an increase in retail store operating expenses, both in absolute terms and as a percent of segment revenue. The increased retail store operating expenses were mainly due to the increased costs of entering into new markets, the additional expense incurred for the implementation of a new store-wide electronic point of sale system and increased labor costs in California.

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

   In the online and mail order segment, our operating expenses increased mainly because of increased spending on information systems necessary to support higher volume and online presence.

   In the specialty sales segment, the increase in operating expenses resulted from the hiring of new sales staff and the cost of the expanded sales program for office, restaurant and food service accounts.

  Marketing and advertising expenses

   Marketing and advertising expenses increased significantly in 2000 over the prior year due to new store additions in Boston, Chicago and Portland and increased online and mail order programs, as well as increased marketing efforts for office and restaurant accounts.

  General and administrative expenses

   General and administrative expenses increased slightly in 2000 as compared to 1999 as a result of the hiring of additional administrative personnel but decreased slightly as a percent of net revenue primarily due to higher sales.

  Depreciation and amortization expenses

   The increase in depreciation and amortization in 2000 as compared to 1999 was primarily the result of capital expenditures for new retail stores and system upgrades.

  Interest expense, net

   The increase in net interest expense in 2000 as compared to 1999 was primarily due to the additional borrowings under our credit facility to fund and support expansion and additional working capital needs.

  Income tax provision (benefit)

   Taxes on income for 2000 reflect a benefit of $0.6 million resulting from recognition of the future tax benefit of the fiscal year loss. The effective tax rate of 20.8% reflects the establishment of a valuation allowance on charitable contribution carryforwards and the California disallowance of 50% of the current year tax net operating loss carryforward.

Liquidity and Capital Resources

   At December 30, 2001, we had $2.7 million in cash and cash equivalents. Our capital requirements in 2001 were funded primarily through cash flows from operations, borrowings under our line of credit, and proceeds from the initial public offering of our common stock in January 2001.

   Net cash provided by operations was $5.8 million in 2001. Operating cash flows were positively impacted by increased net income, adjusted for deprecation and amortization. The increase was partially offset by an increase in green coffee bean inventory as we increased our purchases in response to historically low coffee prices.

   Net cash used in investing activities was $6.8 million in 2001. Investing activities primarily consisted of $6.5 million in capital expenditures for property, plant and equipment, including:

   . $2.5 million used for the purchase of equipment that was previously leased;

   . $1.4 million used for the opening of two new stores in Southern California and Massachusetts and six new kiosks in Larry's Markets in Washington state;

   . $1.1 million used for information technology support systems and website development;

   .  $0.9 million used for existing store upgrades; and

   .  $0.6 million used for manufacturing plant capacity and machinery upgrades.

   Net cash provided by financing activities was $2.2 million in 2001. Financing activities in 2001 consisted primarily of $19.6 million in net proceeds received from our initial public offering and exercise of stock options, partially offset by repayments of $17.5 million of outstanding debt.

   We have a credit facility with General Electric Capital Corporation, that provides for a revolving line of credit of $15.0 million and provided for a Term A Loan for $7.0 million payable over five years and a Term B Loan for $8.0 million with principal due in February 2002. Upon the closing of our initial public offering, both the Term A and Term B Loans were repaid. At December 30, 2001, we had $11.6 million available under the revolving line of credit after borrowings of $2.0 million and other senior funded debt of $1.4 million.

   Due to the significant repayment of debt from the net proceeds of our initial public offering, we amended our existing credit facility in June 2001 and March 2002 (effective December 24, 2001) to reflect our updated cash and capital requirements. The March 2002 amendment includes an increase in the capital expenditure limit and an increase of the limit on the number of new stores per year. In addition, interest rates on the revolving line of credit have been reduced.

   Our 2002 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, and the upgrade of our merchandise ordering and fulfillment system. Our 2002 capital expenditures are expected to be approximately $6.5 million. Approximately $4.0 million is expected to be used for the opening of five to eight new retail stores. The remaining $2.5 million in capital expenditures is expected to be used for the remodeling of existing stores, the upgrade of our ordering and fulfillment system and the upgrade of other plant and office facilities.

   The following table set forth below reflects our contractual cash obligations and our other commercial commitments as of December 30, 2001.

                                                       Payments Due by Period
                                                           (in thousands)
                                             -------------------------------------------
                                                      Less
                                                      than                        After
Contractual Obligations                       Total  1 year  1-3 years 4-5 years 5 years
-----------------------                      ------- ------- --------- --------- -------
Line of credit.............................. $ 1,968 $ 1,968
Long-term borrowings........................   1,300     440  $   720   $  140
Capital lease obligations...................     114      83       31
Retail store operating leases...............  21,816   4,464   10,626    4,190   $2,536
Fixed-price coffee purchase commitments.....  19,711   9,200   10,223      288
                                             ------- -------  -------   ------   ------
   Total contractual cash obligations....... $44,909 $16,155  $21,600   $4,618   $2,536
                                             ======= =======  =======   ======   ======

   In addition, as of December 30, 2001, we have an outstanding standby letter of credit of $1.4 million backing the long-term borrowings.

   We expect cash flows from operations and borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or for competitive reasons, and may seek to raise such additional funds through public or private debt or equity financings. We cannot assure you that additional financing will be available on satisfactory terms, if at all. Our future liquidity and cash requirements will depend on numerous factors, including the implementation and success of our business strategy, competitive conditions in the specialty coffee market, and general economic conditions. Please see "Risk Factors" below for a discussion of the risks that may affect our revenue and operations.

   We conduct our corporate and store operations from leased facilities. Generally, these have initial lease periods of three to ten years, and contain provisions for renewal options of five to ten years.

Inflation

   We do not believe that inflation has had a material impact on our results of operation in recent years. However, we cannot predict what effect inflation may have on our results of operation in the future.

Seasonality

   Our business is subject to seasonal fluctuations. Significant portions of our profits are realized during the fourth quarter of our fiscal year, which includes the December holiday season.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our revolving line of credit bears interest at certain applicable margin levels contingent upon our leverage ratio on a quarterly basis. The interest rate, which is either the Index rate (the higher of prime or 50 basis points over the average of rates for overnight federal funds transactions) plus a range from 0.00% to 0.25% or a rate equal to LIBOR plus a range from 2.00% to 2.50%, increases as our leverage ratio increases. Adjustments to the applicable margin level are implemented quarterly on a prospective basis. The interest cost of our bank debt is affected by changes in either prime, federal funds rates, or LIBOR. Such changes could adversely impact our cost of borrowing.

   The supply and price of coffee are subject to significant volatility and can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide.

   Our hedging strategy is intended to limit the cost exposure of the main commodity used in our business, green coffee beans. We use the following instruments to manage coffee supply and price risk:

   .  Fixed-price purchase commitments;

   .  Coffee futures; and

   .  Coffee futures options.

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

  Fixed-Price Purchase Commitments

   We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of December 30, 2001, we had approximately $19.7 million in open fixed-priced purchase commitments with delivery dates ranging from January 2002 through November 2006. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

  Coffee Futures

   A coffee future is a contract to buy 37,500 pounds of green coffee beans at a contracted price and date. The price of coffee traded on the exchange is known as the New York "C" market price. We buy higher-quality coffee that trades at premiums to the New York "C" market price. Although this premium varies depending on the supply and demand at the time of purchase, generally, the price of the coffee we purchase tends to fluctuate with the New York "C" market price. This allows us to use coffee futures and coffee futures options to manage our exposure to price fluctuations.

   We use coffee futures to hedge the price of anticipated coffee purchases to achieve a target gross margin for roasted coffee. We convert this margin requirement into an equivalent New York "C" market price for green coffee beans, which we call our "threshold."

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

   A coffee futures option is an option to buy a coffee future at a specific price, known as a "trade price." The cost of the option is based on the relationship of the trade price to the current New York "C" market price.

   When we commit to purchase a specified quantity of green coffee beans and do not fix a price, we will hedge this ''not-yet-priced'' purchase commitment by purchasing a coffee futures option. This coffee futures option locks in a specific price for the not-yet-priced purchase commitment but does not obligate us to take delivery on the contract. If market prices rise, we realize gains on the coffee futures option, which offset the increase in price we have to pay for the coffee beans. If the market prices decline, we will set the contract price of the not-yet-priced purchase commitment at the market price and we will let the option expire, taking advantage of the declining market.

   We also use coffee futures options to hedge anticipated coffee purchases. When the current New York ''C'' market price is above our threshold, we purchase coffee futures options to limit the risk that coffee prices will continue to rise. If market prices rise, the higher prices of our future fixed-price coffee commitments will be offset by gains from the option. If market prices decline, our future fixed-price coffee commitments will be set at lower prices and the option will expire resulting in no further liability or obligation.

   The extent of our coffee futures and coffee futures options positions at any given time depends on the amount of coffee we have contracted to purchase and general market conditions and trends. We anticipate continuing this hedging strategy for the foreseeable future.

   We held no coffee futures options as of December 30, 2001 and we did not enter into any coffee futures options during 2001 or 2000.

   Our hedging positions are only placed by the Chief Financial Officer through one brokerage firm that we believe to be reputable.

   The following table reflects the outstanding coffee futures hedging positions as of December 30, 2001 and December 31, 2000.

                                  Contract   Trade   Settlement
         Number of Contracts       Month     Price     Price    Gain (Loss)
         -------------------      --------  -------  ---------- -----------
                 25                May-02  $ 60.10     $48.15   $  (112,031)
                                                                -----------
                 Unrealized Gain/(Loss) as of December 30, 2001 $  (112,031)
                                                                ===========

                 35                Mar-01  $126.00     $65.55   $  (793,406)
                 15                Mar-01   103.75      65.55      (214,875)
                 10                May-01    94.25      68.50       (96,563)
                 25                May-01    89.75      68.50      (199,219)
                                                                -----------
                 Unrealized Gain/(Loss) as of December 31, 2000 $(1,304,063)
                                                                ===========

   These derivative instruments qualify for hedge accounting. The effective portion of the gains and losses are accounted for as inventory costs and are recorded as an expense or income when the related coffee is sold. The ineffective portion is recorded as an expense or income immediately. We do not hold or issue derivative instruments for trading purposes.

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

   SFAS No. 142 specifies that goodwill and certain intangible assets will not be amortized but will instead be subject to periodic impairment testing. We adopted SFAS No. 142 on December 31, 2001. The adoption of this new standard did not have a material impact on our financial statements.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. SFAS No. 144 became effective for us on December 31, 2001. Adoption of this standard did not have a material effect on our financial position or results of operations.

                                 RISK FACTORS

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

   Our business strategy emphasizes the expansion of our non-retail distribution channels--including specialty grocery and gourmet food stores, online and mail order, and office, restaurant and food service accounts. This business strategy represents a shift from our historic business strategy, which largely emphasized opening and operating retail stores. Despite the change in our strategy, our retail stores, which generated nearly 80% of our 2001 net revenue, continue to be an important element of our business. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

   . Market our products on a national or international scale and over the internet;

   . Enter into distribution and other strategic arrangements with third party retailers and other potential distributors of our coffee;

   .  Increase our brand recognition on a national and international scale;

   .  Identify and lease strategic locations suitable for new stores; and

   . Manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

   Our revenue may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Because our business is centered on a single product, specialty coffee, if the demand for specialty coffee decreases, our business could suffer.

   Sales of specialty coffee constituted nearly 83% of our 2001 net revenue. Demand for specialty coffee is affected by many factors, including:

   .  Consumer tastes and preferences;

   .  National, regional and local economic conditions; and

   .  Demographic trends.

   Because we are highly dependent on consumer demand for specialty coffee, a shift in consumer preferences away from specialty coffee would harm our business more than if we had more diversified product offerings. If customer demand for specialty coffee decreases, our sales would decrease accordingly.

If we fail to continue to develop and maintain our brand, our business could suffer.

   We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours. Because the majority of our retail stores are located on the west coast, primarily in California, our brand recognition remains largely regional. Our brand building initiative involves increasing the availability of our products, increasing marketing expenditures and opening new stores in flagship locations to increase awareness of our brand and create and maintain brand loyalty. If our brand building initiative is unsuccessful, we may never recover the expenses incurred in connection with these efforts and we may be unable to increase our future revenue or implement our business strategy.

   Our success in promoting and enhancing the Peet's brand will also depend on our ability to provide customers with high quality products and customer service. Although we take measures to ensure that we sell only fresh roasted whole bean coffee and our retail employees properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers. Accordingly, customers may prepare coffee from our whole bean coffee inconsistent with our standards, store our whole bean coffee for long periods of time or resell our whole bean coffee without our consent, which, in each case, potentially affects the quality of the coffee prepared from our products. If customers do not perceive our products and service to be of high quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

We depend on the expertise of key personnel. If these individuals leave or change their role within our company without effective replacements, our operations may suffer.

   The success of our business is dependent to a large degree on our management, including Christopher P. Mottern, Chief Executive Officer and President. If he were to leave Peet's without an effective replacement, our revenue, operations, profits and growth may suffer. As part of our management continuity plan, our Board of Directors is in the process of searching for an additional senior executive to take on the roles of chief executive officer and president, with Mr. Mottern assuming a more strategic role as Chairman of the Board. This search is focusing on individuals with extensive experience with consumer brands and the expertise necessary to continue the implementation of our multi-channel distribution strategy. We cannot guarantee that we will find a suitable candidate or that the person we hire will be able to successfully implement our business strategy. If we hire someone who fails to successfully implement our business strategy, our revenue, operations, profits and growth may suffer. See "Item 10. Directors and Executive Officers of the Registrant--Management Continuity Plan."

   In addition, we depend to a large degree on the expertise of our coffee roasters and purchasers. Our ability to source and purchase a sufficient supply of high quality coffee beans and roast coffee beans consistent with our quality standards could suffer if we lost the services of any of these individuals.

Our roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

   We consider our roasting methods essential to the flavor and richness of our roasted whole bean coffee and, therefore, essential to our brand. Because we do not hold any patents for our roasting methods, it may be difficult for us to prevent competitors from copying our roasting methods. If our competitors copy our roasting methods, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

Because our business is based primarily in California, a worsening of economic conditions, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease our revenue and may adversely impact our ability to implement our business strategy.

   Our California retail stores generated 72% of our 2001 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with a means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

   All of our 60 retail locations are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

We may not be able to hire or retain additional management and other personnel and our recruiting and training costs may increase as a result of turnover, both of which may increase our costs and reduce our profits and may adversely impact our ability to implement our business strategy.

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

   We rely on a number of common carriers to deliver coffee to our customers and retail stores. We consider roasted coffee a perishable product and we rely on these common carriers to deliver fresh roasted coffee on a daily basis. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

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

Because we have only one roasting facility, a significant interruption in the operation of this facility could potentially disrupt our operations.

   We have only one coffee roasting and distribution facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business process. Our earthquake insurance does not cover revenue lost as a result of earthquakes.

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

   Coffee prices are currently near historical lows and we believe they are likely to increase in the future. If the cost of our green coffee beans increases due to any of these or other factors, we may not be able to pass along those costs to our customers because of the competitive nature of the specialty coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and our profitability will suffer accordingly. In addition, our hedging policy may not be effective in controlling our coffee costs and the brokers with whom we have fixed price coffee purchase commitments may not deliver under those commitments. In either case, our coffee costs may increase and our profitability may suffer.

Decreased availability of high quality Arabica coffee beans could result in a decrease in revenue and jeopardize our ability to expand our business.

   Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. In 2001, we purchased over half of our green coffee beans through one broker. If our relationships with coffee brokers, exporters and growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans. In such case, we may not be able to fulfill the demand of our existing customers, supply new retail stores or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to expand our business.

Political instability in coffee growing regions could result in a decrease in the availability of high quality Arabica coffee beans needed for the continued operation and growth of our business and an increase in our operating costs.

   We roast Arabica coffee beans from many different regions to produce 32 types and blends of coffee. The political situation in many of those regions, including Africa, Indonesia and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. Frequent substitutions and changes in our coffee product lines may lead to cost increases, customer alienation and fluctuations in our gross margins. Furthermore, a worldwide supply shortage of the high quality Arabica coffee beans we purchase could have a material adverse effect on our business.

Competition in the specialty coffee market is intense and could affect our profitability.

   The specialty coffee market is highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Cafe, Millstone (Procter & Gamble), Seattle's Best (AFC Enterprises) and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee. In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, numerous convenience stores, restaurants, coffee shops and street vendors. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position will be weakened.

   Despite competing in a fragmented product category, whole bean specialty coffee brands are being established across multiple distribution channels. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores, through online and mail order and in office, restaurant and food service locations. We have only recently begun to penetrate these channels. Other competitors may have an advantage over us based on their earlier entry into these distribution channels.

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

Adverse publicity regarding customer complaints may harm our business.

   We may be the subject of complaints or litigation from customers alleging beverage and food-related illness, injuries suffered on the premises or other quality, health or operation concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable.

Item 8.  Financial Statements and Supplementary Data

   All information required by this item is included on pages F-1 to F-19 in
Item 14 of this Report and is incorporated in this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

   The following table sets forth information with respect to our directors and executive officers:

         Name          Age                             Position
         ----          ---                             --------
Christopher P. Mottern 58  Chief Executive Officer, President and Director
William M. Lilla...... 46  Executive Vice President
Mark N. Rudolph....... 43  Chief Financial Officer, Vice President, Treasurer and Secretary
Peter B. Mehrberg..... 43  Vice President, Business Development and General Counsel
James A. Reynolds..... 63  Vice President, Coffee and Tea
Deborah McGraw........ 60  Vice President, Retail Operations
Michael J. Cloutier... 47  Chief Information Officer and Vice President, Information Systems
Gerald Baldwin........ 59  Director
Hilary Billings....... 38  Director
Gordon A. Bowker...... 59  Director
H. William Jesse, Jr.. 50  Director and Chairman
Jean-Michel Valette... 41  Director

   Christopher P. Mottern has served as Chief Executive Officer since May 1997 and President and as a director since August 1997. From 1992 to 1996, Mr. Mottern served as President of The Heublein Wines Group, a manufacturer and marketer of wines and now a subsidiary of United Distillers & Vintners Ltd.
From 1986 through 1991, he served as President and Chief Executive Officer of Capri Sun, Inc., one of the largest single-service juice drink manufacturers in the United States. Mr. Mottern has served on the board of Coen, Inc. since 1990.

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

   Mark N. Rudolph has served as Chief Financial Officer since September 1988. He was appointed Vice President in September 1994 and Treasurer and Secretary in May 2001. Mr. Rudolph served as Assistant Secretary from September 1994 to May 2001.

   Peter B. Mehrberg has served as Vice President, Business Development since October 1999 and as General Counsel since September 1994. Mr. Mehrberg served as Vice President, Real Estate from June 1997 to 1999 and as Director of Real Estate from July 1994 to June 1997.

   James A. Reynolds has served as Vice President, Coffee and Tea since February 1994, and served as Secretary from February 1988 to May 2001. He also served as a director from 1985 to 1997. He joined Peet's in 1984.

   Deborah McGraw has served as Vice President, Retail Operations since October 1995. She has worked for Peet's in various capacities since 1983. Ms. McGraw became a store manager in 1989 and was promoted to District Manager in March 1989, to Regional Director in January 1994, and to Director of Retail Operations in September 1994.

   Michael J. Cloutier has served as Vice President, Information Systems since August 1999. He was a Systems Manager for Peet's from August 1999 to December 1999. Between October 1997 and August 1999, Mr. Cloutier founded two computer consulting businesses, 1.2.1 Solutions and Pleasanton Partners, Inc. From April 1996 to October 1997, Mr. Cloutier served as Vice President, Operations of M1 Software, Inc., a software development company. From 1993 to April 1996, Mr. Cloutier was the Deputy Business and Strategic Planning Officer at the Mare Island Naval Shipyard.

   Gerald Baldwin has served as one of our directors since 1971 and as Chairman of the Board from 1994 to January 2001. From 1971 until 1994, Mr. Baldwin was our President and Chief Executive Officer. He co-founded our company in 1971.

   Hilary Billings has served as one of our directors since January 2002. Currently, Ms. Billings is the Chairman and Chief Marketing Officer of RedEnvelope Inc., a multi-channel gift company which she joined in May 1999. From July 1997 to May 1999, Ms. Billings was Senior Vice President of Brand Development and Design with Starwood Hotels and Resorts, where she helped develop the W Hotels. Before joining Starwood, she was a vice president with Pottery Barn catalog and retail group from 1995 to 1997.

   Gordon A. Bowker has served as one of our directors from 1971 to 1987 and from September 1994 to the present. Since 1986, Mr. Bowker has been a principal and investor of Apanage Inc., a real estate development company. Mr. Bowker has 30 years of experience in growing publicly traded and private companies as an investor, founder, director and marketing advisor. He co-founded Starbucks Coffee Company, Redhook Ale Brewery, Incorporated and Seattle Weekly.

   H. William Jesse, Jr. has served as our Chairman since January 2001 and as one of our directors since August 1998. Mr. Jesse is chairman of Jesse.Hansen&Co, strategic and financial advisors to high-growth consumer companies. He founded the firm in 1986, and served as its President and Chief Executive Officer through March 1998. Since 1988, Mr. Jesse has served as Chairman and Chief Executive Officer of Vineyard Properties Corporation, a developer of wine grape vineyards. In 1998, he also served as interim Chairman and Chief Executive Officer of Food.com, Inc. Mr. Jesse currently serves as a director of The 3DO Company.

   Jean-Michel Valette has served as one of our directors since July 2001. Currently, Mr. Valette is an independent advisor to select branded consumer companies. From August 1998 to May 2000, Mr. Valette was President and Chief Executive Officer of Franciscan Estates, a premium wine company. From 1987 to 1998, Mr. Valette held various positions, including managing director, at Hambrecht & Quist LLC, a San Francisco-based investment bank and venture capital firm. In 1984, Mr. Valette co-founded Procede Ltd., a London-based investment and consulting firm, and he served as its managing director from 1984 to 1986. Mr. Valette currently serves as a director of Select Comfort Corporation and Golden State Vintners, Inc.

Management Continuity Plan

   As part of our management continuity plan, our Board of Directors is in the process of searching for an additional senior executive to take on the roles of chief executive officer and president. This search is focusing on individuals with extensive experience with consumer brands and the expertise necessary to continue the implementation of our multi-channel distribution strategy. The new president and chief executive officer will assume the duties of running our day-to-day operations with Mr. Mottern assuming a more strategic role as the Chairman of the Board. Mr. Jesse will step down as Chairman of the Board but remain a director. We may expand the number of seats on our Board of Directors to include the new chief executive officer and president. We cannot guarantee that we will find a suitable candidate or that the person we hire will be able to successfully implement our business strategy.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 30, 2001, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that an initial report of ownership was filed late for Jean-Michel Valette.

Item 11.  Executive Compensation

Compensation of Directors

   Each non-employee director of the Company receives a fee of $1,000 per meeting. In the year ended December 30, 2001, the total compensation paid to non-employee directors was $9,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

2000 Non-Employee Director Plan

   The Board adopted a 2000 Non-Employee Director Plan effective upon the completion of the Company's initial public offering of its Common Stock. The plan provides for the automatic grant of nonstatutory stock options to purchase shares of Common Stock to the Company's non-employee directors. The aggregate number of shares of Common Stock that may be issued pursuant to these options under the plan is 330,000 shares.

   The Board of Directors administers automatic option grants to non-employee directors. Options granted to non-employee directors will generally be subject to the following terms:

   . The exercise price of options granted will be equal to the fair market value of the Common Stock on the date of grant;

   . The options will have a term of no more than ten years from the date they are granted;

   . Options granted are not transferable other than by will or by the laws of descent and distribution and are exercisable during the life of the optionee only by the optionee;

   . An optionee may designate a beneficiary who may exercise the option following the optionee's death; and

   . An optionee whose service relationship with Peet's or any affiliate (whether as a non-employee director of Peet's or subsequently as an employee, director or consultant of either Peet's or an affiliate) ceases for any reason may exercise vested options for the term provided in the option agreement (12 months generally, 18 months in the event of death).

   Upon the completion of the Company's initial public offering, subject to certain exceptions, each non-employee director was automatically granted an option to purchase 25,000 shares of Common Stock, which options vest monthly over 36 months. Any individual who becomes a non-employee director for the first time also automatically receives an initial option grant to purchase 25,000 shares of Common Stock upon being elected to the Board of Directors. On the day following each annual meeting of Peet's shareholders, any person who is then a non-employee director is automatically granted an option to purchase 10,000 shares of Common Stock, provided that in the case of a non-employee director who has not served in that capacity for the entire period since the preceding annual meeting, the number of shares subject to the annual grant is reduced, pro rata, for each full quarter the person did not serve during the previous period. Initial grants and annual grants vest over a period of three years from their date of grant.

   Prior to the completion of the Company's initial public offering, the Company from time to time granted options to non-employee directors under its 1993 Stock Option Plan, 1994 California Stock Option Plan and/or 1997 Equity Incentive Plan. During 2001, in addition to the annual grant of options to the Company's non-employee directors and an initial option grant to Hilary Billings upon her election as a director, the Company granted an option to purchase 10,000 shares under the 2000 Equity Incentive Plan to Laurence Mindel, who resigned as a director in July 2001, at an exercise price of $8.28 per share. As of February 28, 2002, Mr. Mindel had exercised options to purchase an aggregate of 65,000 shares granted under the 1997 Equity Incentive Plan, 2000 Equity Incentive Plan and 2000 Non-Employee Director Plan. As of that date, no current non-employee directors had exercised any options granted under the Company's stock option plans.

   Mr. Jesse, a member of the compensation committee, is the Chairman of Jesse.Hansen&Co, a strategic and financial advisor to Peet's pursuant to an engagement letter dated as of December 9, 1996 between Jesse.Hansen&Co and Peet's. The Company paid Jesse.Hansen&Co $60,000 ($5,000 per month) in fiscal 2001 for advisory services rendered.

Compensation of Executive Officers

Summary of Compensation

   The following table shows for 1999, 2000 and 2001, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 30, 2001, referred to as the "named executive officers."

                          Summary Compensation Table

                                                                              Long Term
                                                         Annual Compensation Compensation
                                                         ------------------- ------------
                                                                              Securities     Other
                                                  Fiscal  Salary              Underlying  Compensation
           Name and Principal Position             Year   ($)(2)   Bonus ($)   Options       ($)(3)
           ---------------------------            ------ --------  --------- ------------ ------------
Christopher P. Mottern...........................  2001  $350,000        --    143,102       $5,250
 President and Chief Executive Officer             2000  $350,000        --         --       $5,250
                                                   1999  $257,742        --         --       $5,000
Gerald Baldwin...................................  2001  $149,038        --         --       $4,904
 Chairman of the Board(1)                          2000  $250,000        --         --       $5,000
                                                   1999  $250,000   $63,750         --       $5,000
William M. Lilla.................................  2001  $193,808   $15,000     43,812       $4,550
 Executive Vice President                          2000  $164,000        --     20,000       $4,550
                                                   1999  $160,712   $29,036         --       $3,635
Mark N. Rudolph..................................  2001  $161,731   $15,000     30,780       $5,250
 Chief Financial Officer, Treasurer and Secretary  2000  $155,000        --     20,000       $5,250
                                                   1999  $150,154   $27,418         --       $3,828
Peter B. Mehrberg................................  2001  $150,000        --     29,672       $5,250
 Vice President, Business Development and General  2000  $144,803        --     20,000       $5,250
 Counsel                                           1999  $136,692   $26,737         --       $  250

--------
(1) Mr. Baldwin resigned as Chairman of the Board in January 2000 but remains a director and remains employed in a reduced capacity by the Company.

(2) Includes amounts deferred at the election of the named executive officer pursuant to a plan established under Section 401(k) of the Internal Revenue Code.
(3) Amounts include matching 401(k) plan contributions. As permitted by rules promulgated by the SEC, with respect to certain "perquisites," where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

Stock Option Grants and Exercises

   Prior to the completion of the initial public offering, the Company granted options to its executive officers under its 1993 Stock Option Plan, 1994 California Stock Option Plan and 1997 Equity Incentive Plan. Effective upon the completion of the initial public offering, the Board adopted the 2000 Equity Incentive Plan. As of February 28, 2002, options to purchase a total of 2,058,924 shares were outstanding under all of the Company's plans and options to purchase 26,210 shares and 116,594 shares remain available for grant under the 1997 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively. Although no further options will be granted under the 1993 Stock Option Plan and 1994 California Stock Option Plan, options currently outstanding under those plans will continue in effect under the terms of those plans until such outstanding options are exercised or terminated in accordance with their terms.

   The following tables show for 2001, certain information regarding options granted to, and held at year end by, the named executive officers. No named executive officer exercised any stock options during 2001.

                       Option Grants in Last Fiscal Year

                                                                             Potential Realizable Value at Assumed
                                                                                  Annual Rates of Stock Price
                       Individual Grants(1)                                     Appreciation for Option Term(3)
                       --------------------                                  -------------------------------------
                       Number of  % of Total
                       Securities  Options
                       Underlying Granted to Exercise Fair Market
                        Options   Employees  or Base   Value on   Expiration
         Name           Granted    in 2001   Price(2) Grant Date     Date        0%          5%           10%
         ----          ---------- ---------- -------- ----------- ----------  --------    --------    ----------
Christopher P. Mottern   99,999      16.4%    $7.23      $8.50     02/25/11  $126,999    $661,554    $1,481,666
                         43,103       7.1      8.12       8.12     06/05/11        --     220,111       557,804
Gerald Baldwin........       --        --        --         --           --        --          --            --
                             --        --        --         --           --        --          --            --
William M. Lilla......   19,968       3.3      7.23       8.50     02/25/11    25,359     132,100       295,862
                         18,011       3.0      8.12       8.12     06/05/11        --      91,975       233,084
Mark N. Rudolph.......    9,984       1.6      7.23       8.50     02/25/11    12,680      66,050       147,931
                         14,963       2.5      8.12       8.12     06/05/11        --      76,410       193,639
Peter B. Mehrberg.....    9,984       1.6      7.23       8.50     02/25/11    12,680      66,050       147,931
                         13,855       2.3      8.12       8.12     06/05/11        --      70,752       179,300

--------
(1) All options granted to the named executive officers during 2001 were non-statutory stock options granted pursuant to the Company's 2000 Equity Incentive Plan. Messrs. Mottern, Lilla, Rudolph and Mehrberg each received options to purchase shares at an exercise price of $8.50 per share with twenty-five percent (25%) of the shares represented by each such grant vesting on the first anniversary of the grant date, and the remaining shares vesting monthly over the subsequent three years; provided the grantee continues to be employed by the Company. Messrs. Mottern, Lilla, Rudolph and Mehrberg also received bonus options, which are fully vested as of the date of this report, to purchase shares at an exercise price of $8.12 per share.
(2) The exercise price per share of each option was equal to at least 85% of the fair market value of the Common Stock on the date of grant as determined by the Board of Directors after consideration of a number of factors, including, but not limited to, the Company's financial performance, market conditions, the preferred rights and privileges of shares of equity securities sold to or purchased by outside investors, and third-party appraisals.

(3) The potential realizable value is calculated based on the terms of the option at its time of grant (10 years). It is calculated assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option is exercised and sold on the last day of its term for the appreciated stock price.

                         Fiscal Year End Option Values

                            Number of Securities      Value of Unexercised
                           Underlying Unexercised         In-the-Money
                                 Options at                Options at
                              December 30, 2001       December 30, 2001(1)
                          ------------------------- -------------------------
            Name          Exercisable Unexercisable Exercisable Unexercisable
            ----          ----------- ------------- ----------- -------------
   Christopher P. Mottern   310,000      143,102    $1,636,800    $541,201
   Gerald Baldwin........        --           --            --          --
   William M. Lilla......    74,167       43,812       386,217     166,368
   Mark N. Rudolph.......   114,379       30,780       695,662     116,302
   Peter B. Mehrberg.....    74,267       29,672       402,410     112,801

--------
(1) Value of unexercised in-the-money options is based on the per share deemed value at year end, determined after the date of grant solely for financial accounting purposes, less the exercise price payable for such shares.

Employment, Severance and Change of Control Arrangements

  Change of Control Option Acceleration Plan

   In November 1998, the Company established the Change in Control Option Acceleration Plan. The plan provides for the acceleration of vesting of shares covered by outstanding options held by all of the Company's employees in the event of a change in control of the Company. Employees shall have the right to exercise their options immediately before the change in control. If any surviving or acquiring corporation assumes or substitutes such options, then to the extent the options are not exercised before the change in control, such assumed or substituted options shall be fully vested on and after the change of control.

  Key Employee Severance Benefit Plan

   In November 1998, the Company adopted the Key Employee Severance Benefit Plan to provide for the payment of severance benefits to the Chairman of the Board (if employed by the Company) and Chief Executive Officer, all employees holding the position of vice president, and any other individual designated as an eligible employee under a key employee agreement. Under the plan, if the employee's employment is, within 12 months after a change of control, involuntary terminated without cause or voluntarily terminated for good reason (a "change of control termination"), or the employee's employment is involuntarily terminated without cause at any other time, the employee will receive severance payments determined based on the employee's position and terms of service:

   . Two years of pay for the Chairman of the Board and the Vice President of Coffee;

   . One year of pay plus up to an additional year of pay based on the term of the employee's employment with the Company (two years of pay in the event of a change of control termination) for the Chief Executive Officer; and

   . Six months of pay plus up to an additional 18 months of pay based on the term of the employee's employment with the Company (one year of pay in the event of a change of control termination) for each other vice president.

   In addition, the employee will receive an amount equal to the target bonus amount for the employee for the relevant period in which the employee's termination of employment occurs, prorated on a daily basis through the termination date. The Key Employee Severance Benefit Plan also provides for certain other benefits, including medical, disability and life insurance and participation in outplacement programs.

  Employment Agreements

   In 1999 and 2000, the Company entered into key employee agreements with each of the named executive officers. These agreements provide for an initial base salary of (i) $250,000 for Messrs. Baldwin and Mottern, (ii) $148,000 for the Mr. Rudolph, (iii) $155,000 for Mr. Lilla, and (iv) $134,000 for Mr. Mehrberg. These salary amounts are subject to annual adjustment at the discretion of the Compensation Committee of the Board of Directors. These agreements also provide for an annual performance bonus based on the achievement of certain performance objectives established by the Company, the amount of which bonus will be determined by the Board of Directors in its sole discretion.

   In addition, the agreements provide that if the executive is involuntarily terminated by the Company without cause or if the executive voluntarily terminates employment due to a "constructive termination," then the vesting of all of the executive's outstanding options to purchase Common Stock of the Company will accelerate and become fully exercisable upon the executive's termination of employment. Under the agreements, executives also are entitled to receive benefits to the extent provided under the Key Employee Severance Benefit Plan and the Change of Control Option Acceleration Plan.

Compensation Committee Interlocks And Insider Participation

   As noted above, the Compensation Committee consists of Messrs. Jesse and Valette. Mr. Jesse is also the Chairman of Jesse.Hansen&Co, which provides strategic and financial advice to the Company pursuant to an engagement letter dated as of December 9, 1996. The Company paid Jesse.Hansen&Co $60,000 ($5,000 per month) in fiscal 2001 for advisory services rendered. In addition, on December 31, 2001, Jesse.Hansen&Co exercised a warrant to purchase 200,000 shares of the Company's Common Stock at an adjusted exercise price of $7.50 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 28, 2002 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of Common Stock issuable pursuant to the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days of February 28, 2002. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Information with respect to beneficial ownership has been furnished by each director, officer or five percent or more shareholder, as the case may be. Except as otherwise noted below, the address for each person listed on the table is c/o Peet's Coffee & Tea, Inc., 1400 Park Avenue, Emeryville, California 94608-3520. Applicable percentages are based on 8,468,204 shares outstanding on February 28, 2002, adjusted as required by the rules promulgated by the Securities and Exchange Commission.

                         Principal Shareholders Table

                                                       Number of
                                                         Shares    Percentage of
                                                      Beneficially  Beneficial
              Name of Beneficial Owner:                  Owned       Ownership
              -------------------------               ------------ -------------
Directors and Executive Officers:
Gerald A. Baldwin....................................  1,041,697       12.3%
Christopher P. Mottern(1)............................    438,728        4.9
H. William Jesse, Jr.(2).............................    153,841        1.8
Gordon A. Bowker(3)..................................    153,038        1.8
Mark N. Rudolph(4)...................................    142,159        1.6
William M. Lilla(5)..................................    114,109        1.3
Peter B. Mehrberg(6).................................     95,499        1.1
Jean-Michel Valette(7)...............................     17,639          *
Hilary Billings(8)...................................      2,083          *
All directors and officers as a group (13 persons)(9)  2,554,338       26.4

Other 5% Shareholders:
The TCW Group, Inc.(10)..............................  1,025,415       12.1
  865 South Figueroa Street
  Los Angeles, CA 90017
Scudder Kemper Investments, Inc.(11).................    586,800        6.9
  345 Park Avenue
  New York, NY 10154

--------
 *  Less than 1%.
(1) Includes 382,269 shares issuable upon the exercise of vested stock options and 40,000 shares held by the Mottern Family Trust.
(2) Includes 69,565 shares held by Jesse.Hansen&Co and 43,472 shares issuable upon the exercise of vested stock options.
(3) Includes 51,472 shares issuable upon the exercise of vested stock options.
(4) Includes 133,920 shares issuable upon the exercise of vested stock options.
(5) Includes 99,668 shares issuable upon the exercise of vested stock options.
(6) Includes 92,700 shares issuable upon the exercise of vested stock options.
(7) Includes 7,639 shares issuable upon the exercise of vested stock options.
(8) Includes 2,083 shares issuable upon the exercise of vested stock options.
(9) Includes 1,125,753 shares issuable upon the exercise of vested stock options.

(10) Based upon information contained in Schedule 13G Amendment No. 1 filed with the Securities and Exchange Commission on February 13, 2002.
(11) Based upon information contained in Schedule 13G filed with the Securities and Exchange Commission on February 1, 2002.

Item 13.  Certain Relationships and Related Transactions

   As discussed above under the "Compensation Committee Interlocks and Insider Participation" and elsewhere in this proxy statement, Mr. Jesse, a member of the compensation committee, is the Chairman of Jesse.Hansen&Co, to which the Company paid $60,000 ($5,000 per month) in fiscal 2001 for advisory services rendered. The Company believes that the terms of the transaction were at least as favorable as the terms that would have been obtained from an unaffiliated third party.

   The Company has entered into indemnity agreements with certain officers and directors. These agreements, among other things, provide for indemnification of the Company's directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person's services as a director or executive officer or at the Company's request to the full extent permitted by Washington law. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   The following documents are filed as part of this Form 10-K.

   (a)(1) Index to Consolidated Financial Statements.

   The following Consolidated Financial Statements of Peet's Coffee &Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:

                                                                                                     Page
                                                                                                     ----
Independent Auditors' Report........................................................................ F-2

Consolidated Balance Sheets as of December 31, 2000 and December 30, 2001........................... F-3

Consolidated Statement of Operations for the Years ended January 2, 2000, December 31, 2000 and
  December 30, 2001................................................................................. F-4

Consolidated Statements of Shareholders' Equity for the Years Ended January 2, 2000, December 31,
  2000 and December 30, 2001........................................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended January 2, 2000, December 31, 2000 and and
  December 30, 2001................................................................................. F-6

Notes to Consolidated Financial Statements.......................................................... F-7

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

 10.17  Peet's Operating Company, Inc. Key Employment Agreement for Chief Executive Officer dated as of
          May 9, 2000.(2)*

 10.18  Peet's Operating Company, Inc. Key Employment Agreement for Vice President, Coffee dated as of
          June 6, 2000.(2)*

 10.19  Peet's Operating Company, Inc. Key Employment Agreement for Chief Financial Officer dated as of
          January 4, 1999.(2)*

 10.20  Peet's Operating Company, Inc. Key Employment Agreement for Vice President, Marketing dated as of January 4, 1999.(2)*

 10.21  Form of Indemnity Agreement between the registrant and each of its directors and officers.(2)(3)

 10.22  Second Amendment to Credit Agreement, dated as of June 29, 2001, among Peet's Operating
          Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital
          Corporation.(4)

 10.23  Third Amendment to Credit Agreement, dated as of March 1, 2002, among Peet's Operating
          Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital
          Corporation.

  21.1  Subsidiaries of the registrant.*

  23.1  Consent of Deloitte & Touche LLP.

--------
 * Incorporated by reference. Previously filed as an exhibit to the Registrant's Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
(1) Compensatory plan or arrangement.
(2) Management contract.
(3) Incorporated by reference. Previously filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2000.
(4) Incorporated by reference. Previously filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended July 1, 2001.

   (b) No reports on Form 8-K were filed by the Company during the quarter ended December 30, 2001.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report..................................................................... F-2

Consolidated Balance Sheets as of December 31, 2000 and December 30, 2001........................ F-3

Consolidated Statements of Operations for the Years Ended January 2, 2000, December 31, 2000 and
  December 30, 2001.............................................................................. F-4

Consolidated Statements of Shareholders' Equity for the Years Ended January 2, 2000, December 31,
  2000 and December 30, 2001..................................................................... F-5

Consolidated Statements of Cash Flows for the Years Ended January 2, 2000, December 31, 2000 and
  December 30, 2001.............................................................................. F-6

Notes to Consolidated Financial Statements....................................................... F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  Peet's Coffee & Tea, Inc.

   We have audited the accompanying consolidated balance sheets of Peet's Coffee & Tea, Inc. and subsidiaries as of December 31, 2000 and December 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Peet's Coffee & Tea, Inc. and subsidiaries as of December 31, 2000 and December 30, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 11 to the financial statements, the Company changed its method of accounting for derivative financial instruments to conform to Statement of Financial Accounting Standards No. 133.

/S/  DELOITTE & TOUCHE LLP

San Francisco, California
March 1, 2002

                           PEET'S COFFEE & TEA, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                            December 31, December 30,
                                                                                2000         2001
                                                                            ------------ ------------
Assets
------
Current assets:
   Cash and cash equivalents...............................................   $ 1,598      $ 2,718
   Accounts receivable (net of allowance of $69 and $58)...................     1,062        1,371
   Inventories.............................................................     8,940        8,945
   Deferred income taxes...................................................        92          288
   Prepaid expenses and other..............................................       883        1,100
                                                                              -------      -------
       Total current assets................................................    12,575       14,422
Property and equipment, net................................................    22,595       23,629
Deferred income taxes......................................................     1,505        1,305
Intangibles and other assets, net..........................................     3,046        2,053
                                                                              -------      -------
       Total assets........................................................   $39,721      $41,409
                                                                              =======      =======
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Borrowings under line of credit.........................................   $ 4,246      $ 1,968
   Accounts payable........................................................     5,158        4,166
   Accrued compensation and benefits.......................................     2,054        2,355
   Other accrued liabilities...............................................     1,933        2,105
   Current portion of long-term borrowings.................................     2,037          513
                                                                              -------      -------
       Total current liabilities...........................................    15,428       11,107
Long-term borrowings, less current portion.................................    14,544          895
Deferred lease credits.....................................................       582          637
                                                                              -------      -------
       Total liabilities...................................................    30,554       12,639
                                                                              -------      -------
Commitments and contingencies..............................................

Shareholders' equity:
   Preferred stock, no par value; authorized 10,000,000 shares; issued and
     outstanding 471,000 of Series A.......................................     4,537
   Common stock, no par value; authorized 50,000,000 shares; issued and
     outstanding: 4,516,000 shares and 8,272,000...........................     8,217       31,609
   Accumulated other comprehensive loss, net of tax........................                   (407)
   Accumulated deficit.....................................................    (3,587)      (2,432)
                                                                              -------      -------
       Total shareholders' equity..........................................     9,167       28,770
                                                                              -------      -------
       Total liabilities and shareholders' equity..........................   $39,721      $41,409
                                                                              =======      =======

                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                            1999     2000     2001
                                                           -------  -------  -------
Net revenue............................................... $69,059  $84,302  $94,400
                                                           -------  -------  -------
Operating expenses:
   Cost of sales and related occupancy expenses...........  33,175   40,173   44,935
   Operating expenses.....................................  21,902   27,853   30,437
   Marketing and advertising expenses.....................   3,491    6,069    4,812
   General and administrative expenses....................   6,230    6,595    6,845
   Depreciation and amortization expenses.................   3,404    4,576    5,038
                                                           -------  -------  -------
       Total operating costs and expenses.................  68,202   85,266   92,067
                                                           -------  -------  -------
Income (loss) from operations.............................     857     (964)   2,333
Interest expense, net.....................................     985    1,907      429
                                                           -------  -------  -------
Income (loss) before income taxes.........................    (128)  (2,871)   1,904
Income tax provision (benefit)............................      16     (596)     749
                                                           -------  -------  -------
Net income (loss)......................................... $  (144) $(2,275) $ 1,155
                                                           =======  =======  =======
Net income (loss) per share:
   Basic.................................................. $ (0.03) $ (0.50) $  0.15
                                                           =======  =======  =======
   Diluted................................................ $ (0.03) $ (0.50) $  0.14
                                                           =======  =======  =======
Shares used in calculation of net income (loss) per share:
   Basic..................................................   4,489    4,515    7,941
                                                           =======  =======  =======
   Diluted................................................   4,489    4,515    8,212
                                                           =======  =======  =======


                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                      Series A
                                  Preferred Stock       Common Stock
                                -------------------  -------------------
                                                                                      Accumulated
                                                                                         Other         Total
                                  Shares               Shares            Accumulated Comprehensive Shareholders' Comprehensive
                                Outstanding Amount   Outstanding Amount    Deficit       Loss         Equity     Income/(Loss)
                                ----------- -------  ----------- ------- ----------- ------------- ------------- -------------
Balance at January 3, 1999.....     471     $ 4,537     4,408    $ 7,422   $(1,168)                   $10,791
Stock options exercised,
 including tax benefit.........                           106        531                                  531
Amortization of stock
 compensation..................                                       13                                   13
Net loss.......................                                               (144)                      (144)      $  (144)
                                   ----     -------     -----    -------   -------                    -------       -------
Balance at January 2, 2000.....     471       4,537     4,514      7,966    (1,312)                    11,191       $  (144)

                                                                                                                    =======
Stock options exercised........                             2         13                                   13
Amortization of stock
 compensation..................                                      238                                  238
Net loss.......................                                             (2,275)                    (2,275)      $(2,275)
                                   ----     -------     -----    -------   -------                    -------       -------
Balance at December 31, 2000...     471       4,537     4,516      8,217    (3,587)                     9,167       $(2,275)

                                                                                                                    =======
Conversion of preferred........
  shares.......................    (471)     (4,537)      943      4,537
Stock sold in initial public
 offering, net of expenses.....                         2,682     17,793                               17,793
Stock options exercised........                            94        507                                  507
Stock sold in Employee Stock
 Purchase Program..............                            37        250                                  250
Amortization of stock
 compensation..................                                      305                                  305
Cumulative effect of accounting
 change (FAS 133), net of tax
 of $519.......................                                                          $(785)
Unrealized losses on cash flow
 hedges, net of tax of $195....                                                           (295)
Less: reclassification of net
 losses on cash flow hedges to
 cost of sales, net of tax of
 $269..........................                                                            673
                                                                                         -----
Other comprehensive loss.......                                                           (407)          (407)      $  (407)
Net income.....................                                              1,155                      1,155         1,155
                                   ----     -------     -----    -------   -------       -----        -------       -------
Balance at December 30, 2001...      --     $    --     8,272    $31,609   $(2,432)      $(407)       $28,770       $   748
                                   ====     =======     =====    =======   =======       =====        =======       =======

                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      1999      2000      2001
                                                                                    --------  --------  --------
Cash flows from operating activities:
    Net income (loss).............................................................. $   (144) $ (2,275) $  1,155
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization...............................................    3,958     5,210     5,693
       Tax benefit from exercise of stock options..................................      102
       Amortization of discounted stock options....................................       13       238       305
       Deferred income taxes.......................................................     (191)     (472)      273
       Loss on disposition of assets...............................................      496       188         6
    Changes in other assets and liabilities:
       Accounts receivable.........................................................     (309)     (214)     (309)
       Inventories.................................................................    1,797    (1,730)   (1,309)
       Prepaid expenses and other..................................................     (327)      115      (217)
       Other assets................................................................               (207)       22
       Accounts payable, accrued liabilities and other liabilities.................      865     1,816       164
                                                                                    --------  --------  --------
          Net cash provided by operating activities................................    6,260     2,669     5,783
                                                                                    --------  --------  --------
Cash flows from investing activities:
    Purchases of property and equipment............................................   (9,665)   (5,518)   (6,511)
    Proceeds from sales of property and equipment..................................        2         4        17
    Additions to intangible assets.................................................     (416)     (276)     (350)
                                                                                    --------  --------  --------
          Net cash used in investing activities....................................  (10,079)   (5,790)   (6,844)
                                                                                    --------  --------  --------
Cash flows from financing activities:
    Proceeds from borrowings.......................................................    4,031    46,258
    Repayments of debt.............................................................     (440)  (41,544)  (17,451)
    Payments of stock offering costs (completed in January 2001)...................             (1,082)
    Net proceeds from issuance of common stock.....................................      429        13    19,632
                                                                                    --------  --------  --------
          Net cash provided by financing activities................................    4,020     3,645     2,181
                                                                                    --------  --------  --------
Change in cash and cash equivalents................................................      201       524     1,120
Cash and cash equivalents, beginning of period.....................................      873     1,074     1,598
                                                                                    --------  --------  --------
Cash and cash equivalents, end of period........................................... $  1,074  $  1,598  $  2,718
                                                                                    ========  ========  ========
Supplemental cash flow disclosures:
    Cash paid (received) for:
       Interest.................................................................... $  1,054  $  1,668  $    478
       Income taxes................................................................      (77)      108        29
NON CASH INVESTING AND FINANCING ACTIVITIES--
    Property acquired under capital lease..........................................           $    476
    Conversion of preferred stock to common stock upon IPO.........................                     $  4,537
    IPO fees accrued at December 31, 2000 applied to proceeds in 2001..............                        1,082
    FAS 133 transition adjustment and coffee hedging activities:
       Inventory...................................................................                       (1,304)
       Deferred taxes..............................................................                          269
       Other comprehensive loss....................................................                          407
       Other liabilities...........................................................                          628

                See notes to consolidated financial statements.

                           PEET'S COFFEE & TEA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  History and Organization

   Peet's Coffee & Tea, Inc., (the "Company") sells fresh roasted coffee, hand selected tea and related items in several distribution channels, including specialty grocery and gourmet food stores, online and mail order, office and restaurant accounts and company-operated retail stores. At December 31, 2000 and December 30, 2001, the Company operated 58 and 60 retail stores, respectively, in California, Illinois, Oregon, and Massachusetts.

   All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect a two-for-one stock split of the Company's outstanding common stock which was effective January 22, 2001.

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

   Year End--The Company's year end is the Sunday closest to December 31. The years 2001, 2000, and 1999 included 52 weeks.

   Cash and Cash Equivalents--The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

   Inventories--Raw materials consist primarily of green bean coffee and finished goods include roasted coffee, tea, accessory products, spices, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost.

   Property and equipment are stated at cost. Depreciation and amortization are recorded on the straight-line method over the estimated useful lives of the property and equipment, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, which range from 3 to 10 years.

   Intangibles and other assets primarily includes lease rights, deposits, trademarks, and deferred financing costs. Prepaid stock offering costs of $1,082,000 were included at December 31, 2000. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 15 years. Lease rights, net of amortization, were $796,000 and $926,000 at December 31, 2000, and December 30, 2001, respectively. Accumulated amortization was $1,398,000 and $1,636,000 at December 31, 2000 and December 30, 2001,
respectively. Amortization expense was $205,000, $220,000, and $238,000 in 1999, 2000 and 2001, respectively.

   Impairment of Long-Lived Assets--The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. In 1999 and 2000, impairment losses of $436,000 and $129,000, respectively, were recorded as general and administrative expense to write off property related to closed stores. No impairment loss was recorded in 2001.

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

                           PEET'S COFFEE & TEA, INC.

between the book value and estimated recovery of fixed assets. Significant changes to the plan are unlikely. The operating costs, including depreciation, of stores or other facilities to be sold or closed are expensed during the period they remain in use.

   The Company recorded expenses of $482,000 and $456,000 representing the write off of leasehold improvements, fixed assets and estimated future rental payments for store closures during 1999 and 2000, respectively. No expense was recorded in 2001. The Company had an accrual of $48,000, $301,000 and $59,000, representing estimated future rental payments, at January 2, 2000, December 31, 2000, and December 30, 2001, respectively.

   In August 2001, the Company assigned, with the consent of the landlord, the existing lease for the Naperville location to another entity. The Company remains liable for rent and other charges under the lease, which expires December 31, 2008. However, the assignee's parent company has guaranteed the payment by the assignee of rent and other charges under the lease assignment up to $313,000 (equivalent to approximately four years of rent due under the lease). The Company expects that the assignee will make all future rent payments required under the lease and during 2001 reduced the accrual for estimated future payments under the lease by $134,000. The remaining accrual at year end 2001 represents the Company's remaining obligation for rental payments of seven months during the assignee's construction and rent abatement period.

   A summary of the accrual activity is as follows (excluding write-off of assets) (in thousands):

                                    Balance at Additions              Balance
                                    Beginning  Charged to            at End of
                                    of Period   Expense   Deductions  Period
                                    ---------- ---------- ---------- ---------
 Accrual related to store closures:
    Year ended January 2, 2000.....    $ 35       $ 48      $ (35)     $ 48
    Year ended December 31, 2000...      48        327        (74)      301
    Year ended December 30, 2001...     301         --       (242)       59

   Revenue Recognition--Net revenue is recorded based on purchases by customers at retail locations or when merchandise is shipped from the warehouse for direct-to-consumer sales, which is substantially the same as recording revenue when received by the customer. Sales returns are insignificant. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends, which management believes is appropriate.

   The Company records shipping revenue in its net revenue. The Company recorded shipping revenue of $1,252,000. $1,371,000, and $1,522,000 related to online and mail order and specialty sales in 1999, 2000, and 2001, respectively.

   A summary of the allowance for doubtful accounts is as follows (in thousands):

                                    Balance at Additions             Balance
                                    Beginning  Charges to           at End of
                                    of Period   Expense   Writeoffs  Period
                                    ---------- ---------- --------- ---------
   Allowance for doubtful accounts:
      Year ended January 2, 2000...    $50        $47       $(36)      $61
      Year ended December 31, 2000.     61         23        (15)       69
      Year ended December 30, 2001.     69         30        (41)       58

   Preopening costs or costs associated with the opening or remodeling of stores, such as payroll and rent, are expensed as incurred.

                           PEET'S COFFEE & TEA, INC.

   Hedging Activities--The Company uses coffee futures and options to hedge price increases in price-to-be- fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 11. Prior to the adoption of SFAS No. 133 on January 1, 2001, the contracts also qualified for hedge accounting and the gains and losses were accounted for as inventory costs and were recorded as expense or income as the related coffee was sold. The Company does not hold or issue derivative instruments for trading purposes.

   Fair Value of Financial Instruments--The carrying value of cash and equivalents, receivables and accounts payable approximates fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt. The fair value of futures contracts is the amount at which they could be settled, based on estimates obtained from dealers. Net unrealized loss on such contracts, reflected in inventory was ($1,304,000) at December 31, 2000. The fair value of the open futures contracts as of December 30, 2001 was a net liability of $112,000 and is reflected in other liabilities. See Note 11.

   Cost of sales and related occupancy expenses consist primarily of coffee and other product costs. It also includes plant manufacturing (including depreciation), freight and distribution costs. Occupancy expenses include rent and related expenses such as utilities.

   Advertising costs are expensed as incurred. Advertising expense was $2,472,000, $5,158,000, and $3,860,000 in 1999, 2000, and 2001, respectively.

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

   Net Income (Loss) per Share--Basic net income per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issued through stock options, warrants and the conversion of preferred stock. Diluted net loss per share for the year ended January 2, 2000 and December 31, 2000 does not include the common shares issued through stock options, warrants and the conversion of preferred stock because they are anti-dilutive. Anti-dilutive shares of 110,750 have been excluded from diluted weighted average shares outstanding in 2001.

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

   Recently Issued Accounting Standards--In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

                           PEET'S COFFEE & TEA, INC.

   SFAS No. 142 specifies that goodwill and certain intangible assets will not be amortized but will instead be subject to periodic impairment testing. The Company adopted SFAS No. 142 on December 31, 2001. The adoption of the new standard will not have a material impact on its financial statements.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provision of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. SFAS No. 144 became effective for the Company on December 31, 2001. Adoption of this standard will not have a material effect on the Company's financial position or results of operations.

3.  Inventories

   The Company's inventories consist of the following at year end 2000 and 2001 (in thousands):

                                         2000   2001
                                        ------ ------
Raw materials.......................... $5,795 $5,722
Finished goods.........................  3,145  3,223
                                        ------ ------
   Total............................... $8,940 $8,945
                                        ====== ======

4.  Property and Equipment

   Property and equipment consists of the following at year end 2000 and 2001 (in thousands):

                                               2000      2001
                                             --------  --------
               Leasehold improvements....... $ 20,006  $ 22,007
               Furniture and fixtures.......   18,012    21,660
               Equipment and vehicles.......    3,876     6,193
               Construction in progress.....    2,096       514
                                             --------  --------
                  Total.....................   43,990    50,374
               Less accumulated depreciation  (21,395)  (26,745)
                                             --------  --------
                  Total..................... $ 22,595  $ 23,629
                                             ========  ========

   Depreciation expense was $3,771,000 in 1999, $4,990,000 in 2000, and
$5,455,000 in 2001, respectively. The Company capitalized interest on construction in progress of $100,000 in 1999, $58,000 in 2000, and $17,000 in 2001.

5.  Borrowings

   In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility expires in September 2005 and provides for a revolving line of credit up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit, a Term A Loan for $7,000,000 and a Term B Loan for $8,000,000. The Term A Loan and the Term B Loan were repaid during 2001 upon the closing of the Company's initial public offering. Total availability under the revolving line of credit is determined by subtracting our funded debt from our trailing twelve month earnings before interest, taxes, depreciation and amortization, or

                           PEET'S COFFEE & TEA, INC.

(EBITDA), multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period after September 1, 2001 and before September 1, 2002, and 2.5 thereafter. As of December 30, 2001, $1,968,000 was outstanding and $11,572,000 was available under the Company's line of credit.

   Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. The credit facility was amended on June 29, 2001 and March 1, 2002 (effective December 2001) to increase the Company's flexibility under (a) the financial covenants, and (b) certain other negative covenants (including the relaxation of restrictions on the number of retail stores the Company may open per year). In addition, interest rates on the revolving line of credit have been reduced.

   Long term borrowings consist of the following at year end 2000 and 2001 (in thousands):

                                                                                     2000     2001
                                                                                    -------  ------
Term loan, payable to financial institution, interest at a monthly floating rate of
  9.77% at December 31, 2000, repaid in January 2001............................... $ 6,533
Term loan, payable to financial institution, interest at a monthly floating rate of
  13.77% at December 31, 2000, repaid in January 2001..............................   8,000
Industrial development revenue bond, interest at a weekly floating rate of 1.50%
  at December 30, 2001, until maturity in 2006.....................................   1,740  $1,300
Capital lease obligations..........................................................     308     108
                                                                                    -------  ------
   Total...........................................................................  16,581   1,408
Less accumulated depreciation......................................................  (2,037)   (513)
                                                                                    -------  ------
   Total........................................................................... $14,544  $  895
                                                                                    =======  ======

   Scheduled maturities of the Company's borrowings at December 30, 2001 (excluding capital lease obligations, see Note 10) are as follows (in thousands):

                            Year:
                               2002.......... $  440
                               2003..........    440
                               2004..........    140
                               2005..........    140
                               2006..........    140
                               Thereafter....     --
                                              ------
                                   Total..... $1,300
                                              ======

                           PEET'S COFFEE & TEA, INC.

6.  Income Taxes

   The income tax provision (benefit) consists of the following (in thousands):

                                        1999   2000   2001
                                        -----  -----  ----
                      Current:
                         Federal....... $ 169  $ (66) $467
                         State.........    39    (58)    9
                                        -----  -----  ----
                             Total.....   208   (124)  476
                      Deferred:
                         Federal.......  (165)  (569)  133
                         State.........   (27)    97   140
                                        -----  -----  ----
                             Total.....  (192)  (472)  273
                                        -----  -----  ----
                             Total..... $  16  $(596) $749
                                        =====  =====  ====

   The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

                                                   1999    2000   2001
                                                   -----   -----  ----
         Statutory Federal rate...................  34.0%   34.0% 34.0%
         State income taxes less federal benefit..   5.8     5.8   5.8
         Change in valuation allowance............   0.0   (14.8)  3.7
         Non-deductible items..................... (12.2)   (0.6)  0.8
         California net operating loss limitation. (36.0)   (3.6) (2.1)
         California Manufacturer Investment Credit  (4.1)    0.0  (2.9)
                                                   -----   -----  ----
            Total................................. (12.5)%  20.8% 39.3%
                                                   =====   =====  ====

   Deferred tax assets (liabilities) consist of the following at year end 2000 and 2001 (in thousands):

                                                    2000     2001
                                                   -------  ------
             Net operating loss carryforwards..... $ 1,759  $  153
             Charitable contribution carryforwards     424     439
             Credit carryforwards.................     493     861
             Scheduled rent.......................     190     273
             Accrued reserves.....................     124     171
             Accrued compensation.................     241     267
                                                   -------  ------
                Gross deferred tax assets.........   3,231   2,164
                                                   -------  ------
             Property and equipment...............  (1,073)   (238)
             State taxes..........................      (5)     43
             Other................................    (132)    158
                                                   -------  ------
                Gross deferred tax liabilities....  (1,210)    (37)
                                                   -------  ------
             Valuation allowance..................    (424)   (534)
                                                   -------  ------
                Net deferred tax assets........... $ 1,597  $1,593
                                                   =======  ======

   The Company has state net operating loss carryforwards of $1,731,000, which expire between 2002 and 2005. Certain restrictions apply on the use of loss carryforwards, charitable contribution carryforwards and

                           PEET'S COFFEE & TEA, INC.

certain tax credits. A valuation allowance has been recorded to reduce specific carryovers to amounts that are more likely than not to be realized.

7.  Employee Benefit Plan

   The Company's 401(k) plan covers substantially all employees. Employees may contribute up to 15% of their annual salary up to a maximum of $10,500. The Company matches 50% of amounts contributed by its employees in cash. The Company contribution was $194,000, $347,000, and $413,000 in 1999, 2000, and
2001 respectively. The plan does not offer investments in Company stock.

8.  Shareholders' Equity

   On January 25, 2001, the Company issued 2,500,000 shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $16,424,000. In February 2001, the underwriters exercised the over allotment option and the Company sold an additional 182,623 shares for net proceeds of $1,366,000. Upon the closing of the initial public offering, each of the outstanding shares of preferred stock converted into shares of common stock at a conversion rate of one to two. On January 30, 2001, the Company amended and restated its articles of incorporation, pursuant to which the Company's authorized capital stock consisted of 50,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. None of the preferred stock has been issued or designated as of December 30, 2001.

   Prior to the Company's initial public offering in January 2001, the Company was authorized to issue 10,000,000 shares of preferred stock without par value, of which 1,000,000 and 98,000 shares were designated for issuance as Series A and Series B preferred stock (preferred stock), respectively. The holders of preferred stock have the same voting privileges as holders of the Company's common stock. The Series A preferred stock was convertible at any time, at the option of the holder, into common stock at an initial conversion rate of one preferred share into one common share (one-to-one), subject to adjustment for future stock dividends and stock splits.

   In May of 1997, the Company issued warrants to a consultant to purchase 200,000 shares of common stock at $7.50 per share. These warrants, which are exercisable at the option of the holder, were exercised on the first day of fiscal year 2002.

9.  Stock Option Plans

   In 1994, the Company established two stock option plans, of which one is inclusive of California residents only, both of which provide for incentive and nonqualified stock options for the purchase of 831,600 shares of common stock of the Company. During 1999, the Board of Directors approved a reduction of 208,914 shares available under these plans. Incentive stock options may be granted to employees of the Company. Nonqualified stock options may be granted only to employees, directors, officers, agents, consultants or advisors of the Company. The purchase price of the common stock issuable under the stock option plans is determined by the Board of Directors and may not be less than the fair market value of the common stock at the grant date for incentive stock options and not less than 85% of the fair market value of the common stock at the grant date for nonqualified stock options. The term of a granted stock option is 10 years from the grant date. Stock options granted through December 30, 1994 vest 20% on each anniversary of the employee's date of hire and, accordingly, are fully vested and exercisable after five years of employment. Stock options granted subsequent to December 30, 1994 generally vest over three to four years.

   In 1997, the Company adopted a successor equity incentive plan to the Company's existing stock option plans, which provides a means by which selected employees, directors, and consultants of the Company may

                           PEET'S COFFEE & TEA, INC.

benefit from increased stock value through the granting of incentive and nonstatutory stock options. The Company has reserved 1,280,000 shares of common stock for issuance pursuant to the plan. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. Stock options generally vest over three to four years.

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

   The Company also adopted a 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to these options under the plan is 330,000. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Option grants vest over a period of three years from the date of grant. In 2001, the company granted non-employee director options to purchase an aggregate of 120,000 shares of common stock.

   As of December 30, 2001, there were 26,210 shares available for grant under 1997 stock option plan, 116,594 shares available for grant under the 2000 stock option plan, and 210,000 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

                                                      Weighted-Average
                                           Options   Exercise Price Per
                                         Outstanding       Share
                                         ----------- ------------------
        Outstanding at January 3, 1999..  1,409,128        $5.44
        Granted.........................    241,000         6.38
        Canceled........................   (197,910)        5.68
        Exercised.......................   (104,288)        4.12
                                          ---------
        Outstanding at January 2, 2000..  1,347,930         5.68
        Granted.........................    280,750         7.27
        Canceled........................    (37,600)        5.75
        Exercised.......................     (2,872)        4.64
                                          ---------
        Outstanding at December 31, 2000  1,588,208         5.96
        Granted.........................    729,326         7.69
        Canceled........................    (52,601)        6.96
        Exercised.......................    (94,081)        5.39
                                          ---------
        Outstanding at December 30, 2001  2,170,852        $6.54
                                          =========

   At January 2, 2000, December 31, 2000 and December 30, 2001, 879,566,
1,202,493 and 1,392,087 options, respectively, were exercisable with a weighted average exercise price of $5.32, $5.54, and $5.93, respectively.

                           PEET'S COFFEE & TEA, INC.

   The following table summarizes stock option information at December 30, 2001:

                            Options Outstanding                Options Exercisable
                ------------------------------------------- --------------------------
                          Weighted-Average
   Range of     Number of    Remaining     Weighted-Average Number of Weighted-Average
Exercise Prices  Options  Contractual Life  Exercise Price   Options   Exercise Price
--------------- --------- ---------------- ---------------- --------- ----------------
$3.85 to $ 4.75   276,486    3.55 years         $4.20         276,486      $4.20
$6.00 to $ 6.38 1,128,564    6.54                6.19       1,043,321       6.18
$7.23 to $ 7.25   357,441    9.16                7.23              --         --
$8.00 to $10.20   408,361    9.29                8.50          72,280       9.08
                ---------                                   ---------
$3.85 to $10.20 2,170,852    7.11               $6.54       1,392,087      $5.93
                =========                                   =========

   During 2001, the Company adopted a 2000 Employee Stock Purchase Plan ("ESPP"), where eligible full time employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of Peet's shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2001, employees purchased 36,789 shares of the Company's common stock under the plan at a weighted average per share price of $6.80. At December 30, 2001, 163,211 shares remain available for future issuance.

   The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. During 1999 and 2000, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The Company has recorded compensation expense of $13,000 in 1999, $238,000 in 2000 and $305,000 in 2001. Statement of
Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company's stock option plans and ESPP been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                                      1999    2000     2001
                                                     ------  -------  ------
    Net income (loss)--as reported.................. $ (144) $(2,275) $1,155
    Net income (loss)--pro forma.................... $ (594) $(2,965) $  827

    Basic net income (loss) per share--as reported.. $(0.03) $ (0.50) $ 0.15
    Basic net income (loss) per share--pro forma.... $(0.13) $ (0.66) $ 0.10

    Diluted net income (loss) per share--as reported $(0.03) $ (0.50) $ 0.14
    Diluted net income (loss) per share--pro forma.. $(0.13) $ (0.66) $ 0.10

                           PEET'S COFFEE & TEA, INC.

   The weighted-average fair value of the stock options granted during 1999, 2000, and 2001 was $3.34, $2.91 and $6.56, respectively. The weighted-average fair value of each 2001 ESPP award was $3.91 per share. The fair value of each option grant and each ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           1999  2000  2001
                                           ----  ----  ----
                   Expected dividend rate.    0%    0%    0%
                   Expected volatility
                      Options.............    0%    0% 77.6%
                      ESPP awards.........             77.6%
                   Risk-free interest rate
                      Options............. 6.19% 6.33% 4.88%
                      ESPP awards.........             4.24%
                   Expected lives (years)
                      Options.............    7     5     5
                      ESPP awards.........              0.5

10.  Commitments and Contingencies

   Leases--The Company leases its Emeryville, California coffee roasting plant, distribution center and administrative offices, warehouse, its retail stores and certain equipment under operating leases that expire from 2002 through 2011. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

   Future minimum lease payments required under non-cancelable capital and operating leases subsequent to December 30, 2001 are as follows (amounts in thousands):

                                                        Capital Operating
                                                        Leases   Leases
                                                        ------- ---------
      Years:
         2002..........................................  $ 83    $ 4,464
         2003..........................................    27      4,055
         2004..........................................     4      3,460
         2005..........................................    --      3,111
         2006..........................................    --      2,423
         Thereafter....................................    --      4,303
                                                         ----    -------
             Total minimum lease payments..............   114    $21,816
                                                                 =======
      Less amounts representing interest...............    (6)
                                                         ----
      Present value of net minimum lease payments......   108
         less current obligations......................   (73)
                                                         ----
             Long-term obligations.....................  $ 35
                                                         ====

   Rent expense was $3,490,000, $4,329,000, and $4,738,000 for 1999, 2000, and
2001 respectively, including contingent rents of $121,000, $129,000, and $146,000.

                           PEET'S COFFEE & TEA, INC.

   Purchase Commitments--As of December 30, 2001, the Company had approximately $19,711,000 of outstanding coffee purchase commitments from 2002 to 2006 with fixed prices.

   Employment Agreements--The Company has agreements with certain officers to provide severance benefits in the event their employment is terminated under certain defined circumstances resulting in a contingent liability at December 30, 2001.

   The Company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material effect on the financial position, results of operations, or liquidity.

11.  Hedging Activities

   The Company is exposed to price risk related to price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company uses coffee futures and options to manage price increases and designates these derivative instruments as cash-flow hedges of its price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company does not hold or issue derivative instruments for trading purposes.

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the effective portions of changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges are recognized immediately in earnings.

   The adoption of SFAS No. 133 on January 1, 2001 resulted in a liability of $1,304,000 representing the fair value of the open futures at January 1, 2001, a deferred tax asset of $519,000 and accumulated other comprehensive loss of $785,000 net of tax.

   During 2001, the effective portion of the cash-flow hedges amounted to a loss of $295,000 (net of $195,000 tax) and was recorded in other comprehensive income/(loss). The ineffective portion of the hedges of $169,000 was recorded as cost of sales during 2001. Other comprehensive loss, net of tax, was $407,000 as of December 30, 2001, all of which is expected to be recorded as cost of sales over the next twelve months as the related inventory is sold. The fair value of the open futures contracts as of December 30, 2001 was a net liability of $112,000 and is reflected in other liabilities.

                           PEET'S COFFEE & TEA, INC.

12.  Segment Information

   The Company operates in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Online and mail order operations consist primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consist of whole bean coffee sales through grocery, wholesale and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

                                         Online and
                                Retail   Mail Order Specialty Unallocated  Total
                                -------  ---------- --------- ----------- -------
1999
Net revenue.................... $57,164   $ 9,405    $2,490               $69,059
Depreciation and amortization..  (2,766)     (182)      (83)   $   (373)   (3,404)
Segment operating income (loss)   6,421     3,809       721     (10,094)      857
Interest expense, net..........                                    (985)     (985)
Loss before income taxes.......                                              (128)
Total assets...................  17,206       975       422      16,047    34,650
Capital expenditures...........   7,032     1,079        60       1,494     9,665

2000
Net revenue.................... $68,322   $10,516    $5,464               $84,302
Depreciation and amortization..  (3,556)     (384)     (113)   $   (523)   (4,576)
Segment operating income (loss)   7,393     3,662       994     (13,013)     (964)
Interest expense, net..........                                  (1,907)   (1,907)
Loss before income taxes.......                                            (2,871)
Total assets...................  18,547     1,228       403      19,543    39,721
Capital expenditures...........   3,578       750       224         966     5,518

2001
Net revenue.................... $75,055   $11,668    $7,677               $94,400
Depreciation and amortization..  (3,659)     (546)     (191)   $   (642)   (5,038)
Segment operating income (loss)   9,480     3,704     1,287     (12,138)    2,333
Interest expense, net..........                                    (429)     (429)
Income before income taxes.....                                             1,904
Total assets...................  17,676     1,540     2,346      19,847    41,409
Capital expenditures...........   1,882       435       886       3,308     6,511

   Net revenue from external customers for the two major product lines are as follows:

                                                    1999    2000    2001
                                                   ------- ------- -------
      Whole bean coffee, tea, and related products $41,811 $50,290 $55,944
      Beverages and pastries......................  27,248  34,012  38,456
                                                   ------- ------- -------
      Total....................................... $69,059 $84,302 $94,400
                                                   ======= ======= =======

                           PEET'S COFFEE & TEA, INC.

13.  Related Party Transactions

   A member of the Board of Directors is the Chairman of Jesse.Hansen&Co, a strategic and financial advisor to the Company pursuant to an engagement letter dated as of December 9, 1996 between Jesse.Hansen&Co and the Company. The Company paid Jesse.Hansen&Co $60,000 ($5,000 per month) in fiscal 1999, 2000, and 2001 for advisory services rendered.

   A former member of the Board of Directors was also the chairman of Il Fornaio (America) Corporation, from which the Company purchased $333,000 and $262,000 of pastries and other food products in 1999 and 2000, respectively.

14.  Net Income (Loss) Per Share

   The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):

                                                                           1999  2000  2001
                                                                           ----- ----- -----
Basic weighted average shares outstanding................................. 4,489 4,515 7,941
Incremental shares from assumed exercise of stock options and warrants....     0     0   271
                                                                           ----- ----- -----
Diluted weighted average shares outstanding............................... 4,489 4,515 8,212
                                                                           ===== ===== =====

   The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

15.  Quarterly Financial Information (Unaudited)

                                                       Quarter Ended
                                        --------------------------------------------
                                        April 1, July 1,  September 30, December 30,
                                          2001    2001        2001          2001
                                        -------- -------  ------------- ------------
Net revenue............................ $22,568  $22,727     $22,715      $26,390
Income (loss) from operations..........    (308)     158         822        1,661
Net income (loss)......................    (304)      64         430          965
Basic income (loss) per share.......... $ (0.04) $  0.01     $  0.05      $  0.12
Diluted income (loss) per share........ $ (0.04) $  0.01     $  0.05      $  0.11

                                                       Quarter Ended
                                        --------------------------------------------
                                        April 2, July 2,   October 1,   December 31,
                                          2000    2000        2000          2000
                                        -------- -------  ------------- ------------
Net revenue............................ $19,583  $20,196     $20,515      $24,008
Income (loss) from operations..........    (509)  (1,895)        274        1,166
Net income (loss)......................    (645)  (1,833)       (231)         434
Basic income (loss) per share.......... $ (0.14) $ (0.41)    $ (0.05)     $  0.10
Diluted income (loss) per share........ $ (0.14) $ (0.41)    $ (0.05)     $  0.08

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEET'S COFFEE & TEA, INC.

Date: March 28, 2002                    By:    /s/  CHRISTOPHER P. MOTTERN
                                               -------------------------------
                                                  Christopher P. Mottern
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher P. Mottern and Mark N. Rudolph and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

 /s/  CHRISTOPHER P. MOTTERN  President, Chief Executive    March 28, 2002
-----------------------------   Officer and Director
   Christopher P. Mottern       (Principal Executive
                                Officer)

    /s/  MARK N. RUDOLPH      Vice President, Chief         March 28, 2002
-----------------------------   Financial Officer,
       Mark N. Rudolph          Secretary and Treasurer
                                (Principal Financial and
                                Accounting Officer)

     /s/  GERALD BALDWIN      Director                      March 28, 2002
-----------------------------
       Gerald Baldwin

    /s/  GORDON A. BOWKER     Director                      March 28, 2002
-----------------------------
      Gordon A. Bowker

 /s/  H. WILLIAM JESSE, JR.   Director                      March 28, 2002
-----------------------------
    H. William Jesse, Jr.

  /s/  JEAN-MICHEL VALETTE    Director                      March 28, 2002
-----------------------------
     Jean-Michel Valette

    /s/  HILARY BILLINGS      Director                      March 28, 2002
-----------------------------
       Hilary Billings