Form 10-Q
period 2002-03-31
PEETS COFFEE & TEA INC
filed 2002-05-15
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

                  For the quarterly period ended March 31, 2002

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

     Common  Stock,  no  par  value                     11,820,351
          (Class)                         (Outstanding  at  May  10,  2002)


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



                         PART I - FINANCIAL INFORMATION

ITEM  1.               FINANCIAL  STATEMENTS

                                         PEET'S COFFEE & TEA, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MARCH 31,    DECEMBER 30,
                                                                               2002           2001
                                                                            -----------  --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                 $    6,404   $       2,718
  Accounts receivable (net of allowance of $76 and $58)                          1,321           1,371
  Inventories                                                                    7,344           8,945
  Deferred income taxes                                                            288             288
  Prepaid expenses and other                                                     1,231           1,100
                                                                            -----------  --------------

           Total current assets                                                 16,588          14,422

Property and equipment, net                                                     23,221          23,629

Deferred income taxes                                                              811           1,305

Intangible and other assets, net                                                 1,969           2,053
                                                                            -----------  --------------

Total assets                                                                $   42,589   $      41,409
                                                                            ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $    4,297   $       4,166
  Accrued compensation and benefits                                              2,378           2,355
  Other accrued liabilities                                                      1,927           2,105
  Short-term borrowings                                                            450           1,968
  Current portion of long-term borrowings                                          513             513
                                                                            -----------  --------------

           Total current liabilities                                             9,565          11,107

Long-term borrowings, less current portion                                         767             895

Deferred lease credits                                                             633             637
                                                                            -----------  --------------

Total liabilities                                                               10,965          12,639
                                                                            -----------  --------------

Shareholders' equity:
  Preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding 471,000 of Series A
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  8,653,000 and 8,272,000 shares                                33,655          31,609
  Accumulated other comprehensive loss, net of tax                                 (87)           (407)
  Accumulated deficit                                                           (1,944)         (2,432)
                                                                            -----------  --------------

           Total shareholders' equity                                           31,624          28,770
                                                                            -----------  --------------

Total liabilities and shareholders' equity                                  $   42,589   $      41,409
                                                                            ===========  ==============


See  notes  to  condensed  consolidated  financial  statements.


                                    PEET'S COFFEE & TEA, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THIRTEEN WEEKS ENDED

                                                             MARCH 31, 2002    APRIL 1, 2001
                                                             ---------------  ---------------

Net revenue                                                  $        24,456  $       22,568
                                                             ---------------  ---------------

Operating expenses:
  Cost of sales and related occupancy expenses                        11,464          10,786
  Operating expenses                                                   7,907           7,407
  Marketing and advertising expenses                                   1,024           1,552
  General and administrative expenses                                  2,159           1,897
  Depreciation and amortization expenses                               1,097           1,234
                                                             ---------------  ---------------

           Total operating costs and expenses                         23,651          22,876
                                                             ---------------  ---------------

Income (loss) from operations                                            805            (308)

Interest expense, net                                                     31             197
                                                             ---------------  ---------------

Income (loss) before income taxes                                        774            (505)

Income tax provision (benefit)                                           286            (201)
                                                             ---------------  ---------------

Net income (loss)                                            $           488  $         (304)
                                                             ===============  ===============

Net income (loss) per share:
     Basic                                                   $          0.06  $        (0.04)
     Diluted                                                 $          0.05  $        (0.04)
                                                             ===============  ===============

Shares used in calculation of net income (loss) per share:
     Basic                                                             8,508           7,116

     Diluted                                                           9,263           7,116


See  notes  to  condensed  consolidated  financial  statements.


                                                     PEET'S COFFEE & TEA, INC.

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED, IN THOUSANDS)

                                                                                                    THIRTEEN WEEKS ENDED

                                                                                               MARCH 31, 2002    APRIL 1, 2001
                                                                                              ----------------  ---------------
Cash flows from operating activities:
  Net income (loss)                                                                           $           488   $         (304)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                                       1,266            1,414
    Tax benefit from exercise of stock options and amortization of discounted stock options                94               83
    Deferred income taxes                                                                                 462             (201)
     Reclassification of hedging losses in OCI                                                            266
    Gain on disposition of assets                                                                          (2)
  Changes in other assets and liabilities:
    Accounts receivable                                                                                    49               29
    Inventories                                                                                         1,601            1,009
    Prepaid expenses and other                                                                           (130)            (305)
    Other assets                                                                                           23             (310)
    Accounts payable, accrued liabilities and other liabilities                                            57             (350)
                                                                                              ----------------  ---------------

           Net cash provided by operating activities                                                    4,174            1,065
                                                                                              ----------------  ---------------

Cash flows from investing activities:
  Purchases of property and equipment                                                                    (794)          (1,035)
  Additions to intangible assets                                                                          (57)
                                                                                              ----------------  ---------------

           Net cash used in investing activities                                                         (794)          (1,092)
                                                                                              ----------------  ---------------

Cash flows from financing activities:
  Repayments of debt                                                                                   (1,647)         (17,961)
  Net proceeds from issuance of common stock                                                            1,953           18,968
                                                                                              ----------------  ---------------

           Net cash provided by financing activities                                                      306            1,007
                                                                                              ----------------  ---------------

Change in cash and cash equivalents                                                                     3,686              980

Cash and cash equivalents, beginning of period                                                          2,718            1,598
                                                                                              ----------------  ---------------

Cash and cash equivalents, end of period                                                      $         6,404   $        2,578
                                                                                              ================  ===============


NON CASH INVESTING AND FINANCING ACTIVITIES -

  Conversion of preferred stock to common stock upon IPO                                                       $         4,537
  IPO fees accrued at December 31, 2000 applied to proceeds in 2001                                                      1,082
  FAS 133 transition adjustment and coffee hedging activities:
     Inventory                                                                                                 $        (1,304)
     Deferred taxes                                                                           $           (31)             519
     Other comprehensive loss (income)                                                                    (53)             785
     Other liabilities                                                                                     84


See  notes  to  condensed  consolidated  financial  statements.

                            PEET'S COFFEE & TEA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and subsidiaries (the "Company") for the 13 weeks ended March 31, 2002 and April 1, 2001 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal and recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. The results of operations for the 13 weeks ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

     The balance sheet information as of December 30, 2001, presented herein, has been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 30, 2001.

     Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.     BORROWINGS

     In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility expires in September 2005 and provides for a revolving line of credit of up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit. It also provided for a Term A Loan for $7,000,000 and a Term B Loan for $8,000,000, both of which were repaid during 2001 upon the closing of the Company's initial public offering. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period after September 1, 2001 and before September 1, 2002, and 2.5 thereafter. As of March 31, 2002, $450,000 was outstanding and $13,219,000 was available under the Company's line of credit.

     Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. The credit facility was amended on June 29, 2001 and March 1, 2002 (effective December 2001) to increase the Company's flexibility under (a) the financial covenants, and (b) certain other negative covenants (including the relaxation of restrictions on the number of retail stores the Company may open per year). In addition, interest rates on the revolving line of credit have been reduced. The credit facility was further amended on April 23, 2002 allowing for the completion of the Company's secondary public offering. See Note 7.

3.     HEDGING  ACTIVITIES

     The Company is exposed to price risk related to price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company uses coffee futures and options to manage price increase and designates these derivative instruments as cash-flow hedges of its price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The Company does not hold or issue derivative instruments for trading purposes.

     In the first quarter of 2002, the effective portion of the cash-flow hedges amounted to a gain of $53,000 (net of $31,000 tax benefit) and was recorded in other comprehensive income/(loss). There was no ineffectiveness during the period. Other comprehensive loss, net of tax, was $87,000 as of March 31, 2002, all of which is expected to be reclassified into cost of goods sold over the next 12 months as the related inventory is sold. During the three-month period ended March 31, 2002, $266,000 (net of $176,000 tax) of coffee futures losses included in other comprehensive loss were reclassified into cost of goods sold. The fair value of the open futures contracts as of March 31, 2002, was a net liability of $27,000 and is reflected in other liabilities.

4.     COMPREHENSIVE  INCOME  /  (LOSS)

     Comprehensive income / (loss) was $401,000 and ($1,089,000) for the thirteen week periods ended March 31, 2002 and April 1, 2001, respectively. Comprehensive income/(loss) consists of net income and the effect of accounting for hedges under SFAS No. 133. See Note 3.

5.     SEGMENT  INFORMATION

     Historically, the Company has operated in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Online and mail order operations consist primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consist of whole bean coffee sales through grocery, wholesale and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income.

     The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.



                                       ONLINE AND
                                         RETAIL      MAIL ORDER    SPECIALTY    UNALLOCATED    TOTAL
                                      ------------  ------------  -----------  -------------  -------
THIRTEEN WEEKS ENDED MARCH 31, 2002
  Net revenue                         $    19,090   $     2,816   $    2,550                  $     24,456
  Depreciation and amortization              (781)         (140)         (71)  $       (105)        (1,097)
  Segment operating income (loss)           2,837           899          316         (3,247)           805
  Interest expense, net                                                                 (31)           (31)
  Income before income taxes                                                                           774
  Total assets                             18,092         1,626        2,340         20,531         42,589
  Capital expenditures                        520            16           73            185            794


THIRTEEN WEEKS ENDED APRIL 1, 2001
  Net revenue                         $    18,128   $     2,840   $    1,600                  $     22,568
  Depreciation and amortization              (923)         (132)         (37)  $       (142)        (1,234)
  Segment operating income (loss)           2,013           850          383         (3,554)          (308)
  Interest expense, net                                                                (197)          (197)
  Loss before income taxes                                                                            (505)
  Total assets                             18,458         1,229        1,274         17,329         38,290
  Capital expenditures                        757           122           13            143          1,035

     Due to the nature of cross-channel marketing and consumer purchase behavior from our multi-channel selling strategy, our reportable segments in the future will consist of Company-operated retail store operations and specialty sales (consolidating online and mail order into specialty sales). Therefore, the Company will be aggregating these individual sales channels into one reportable segment.

6.     NET  INCOME  (LOSS)  PER  SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):



                                                                                 THIRTEEN WEEKS ENDED
                                                                           MARCH 31, 2002     APRIL 1, 2001
                                                                        --------------------  -------------
Basic weighted average shares outstanding                                              8,508          7,116
Incremental shares from assumed exercise of stock options and warrants                   755              0
                                                                        --------------------  -------------
Diluted weighted average shares outstanding                                            9,263          7,116
                                                                        ====================  =============

     The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

7.     SUBSEQUENT  EVENT

     On April 19, 2002 the Company issued 2,650,000 shares of stock at $14.00 per share in a public offering of its common stock. On April 26, 2002, the underwriters exercised their over-allotment option and the Company sold an additional 487,500 shares. Net proceeds from the offering were $41,509,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," "continue, " expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, economic or political instability related to recent or potential terrorist attacks, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in our Annual Report of Form 10-K for the year ended December 30, 2001.

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee through multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect revenue in our other distribution channels, which we refer to as specialty sales, consisting of specialty grocery and gourmet food stores, online and mail order and office, restaurant and food service accounts, to increase as a percent of our revenue. We are also expanding internationally through strategic relationships.

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

     Our coffee and related items are sold through multiple distribution channels, which are considered segments under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segment of Enterprise and Related Information." These channels are selected in order to provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We sell coffee beans and related items that have historically been reported through three segments: Company-operated retail outlets, online and mail order and specialty sales, which consists of offices, restaurants, specialty grocery and gourmet food stores.

     Due to the nature of cross-channel marketing and consumer purchase behavior from our multi-channel selling strategy, we are focusing our reportable segments to consist of Company-operated retail store operations and specialty sales (consolidating online and mail order into specialty sales). We are indifferent as to where consumers purchase our coffees and teas. Therefore, we will be aggregating these individual sales channels into one reportable segment. Company-operated retail store operations remain a separate channel due to the beverage component of this business and the percent of overall revenues it represents.

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

     Our accounting policies are more fully described in Note 2 in the "Notes to the Consolidated Financial Statements," included in our Annual Report on Form 10-K for the year ended December 30, 2001. We have identified the following critical accounting policies:

          - Inventory. Raw materials consist primarily of green bean coffee and finished goods include roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

          - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived asset and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

          - Income taxes. We have significant federal and state net operating loss carryforwards and charitable contribution carryforwards. The utilization of these carryforwards is dependent on future income. We have established a valuation allowance for the portion of the carryforwards that we do not expect to utilize. Although we believe the valuation allowance is appropriate, if future taxable income were to differ significantly from the amounts estimated, the valuation allowance would need to be adjusted.

          - Hedge accounting. We use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" and Note 3 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

     We have also chosen certain accounting policies when stock options are available, including the intrinsic value method or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option awards. These accounting policies are applied consistently for all years presented.

RESULTS  OF  OPERATIONS

     The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.



                                                            THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                                               MARCH 31, 2002          APRIL 1, 2001
                                                            ---------------------  ---------------------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue                                                                100.0%                 100.0%
Cost of sales and related occupancy expenses                                46.9                   47.8
Operating expenses                                                          32.3                   32.8
Marketing and advertising expenses                                           4.2                    6.9
General and administrative expenses                                          8.8                    8.4
Depreciation and amortization expenses                                       4.5                    5.5
                                                            ---------------------  ---------------------
Income (loss) from operations                                                3.3                   (1.4)
Interest expense, net                                                        0.1                    0.9
                                                            ---------------------  ---------------------
Income (loss) before income taxes                                            3.2                   (2.3)
Income tax provision (benefit)                                               1.2                   (0.9)
                                                            ---------------------  ---------------------
Net income (loss)                                                            2.0%                 (1.4)%
                                                            =====================  =====================

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores                                                               78.1%                  80.3%
Online and mail order                                                       11.5                   12.6
Specialty sales                                                             10.4                    7.1

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products                                      58.4%                  59.2%
Beverages and pastries                                                      41.6                   40.8

OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores                                                               35.0%                  36.7%
Online and mail order                                                       17.3                   17.8
Specialty sales                                                             29.1                   15.4

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue                                                                  8.4%
     Retail stores                                                           5.3
     Online and mail order                                                  (0.8)


     Specialty stores                                                       59.4
Cost of sales and related occupancy expenses                                 6.3
Operating expenses                                                           6.8
Marketing and advertising expenses                                         (34.0)
General and administrative expenses                                         13.8
Depreciation and amortization expenses                                     (11.1)

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period                                                  60                     58
     Store openings                                                            0                      1
     Store closure                                                             0                      0
     End of period                                                            60                     59
Pounds of whole bean coffee sold (in thousands)                            1,163                  1,108


FIRST  QUARTER  2002  COMPARED  TO  FIRST  QUARTER  2001

NET  REVENUE

     Net revenue for first quarter of 2002 increased for the specialty sales and retail segments as compared to first quarter of 2001 while revenue from the online and mail order segment remained constant. A key element of our strategy involves increasing the percentage of revenue derived from sales of whole bean coffee and related products, which have a higher net margin than beverages and pastries. We expect that an increase in the percentage of whole bean coffee and related product revenue will occur over the long term due to the slow maturation of whole bean sales at newer retail stores and the growth of online and mail order and specialty sales segments. Thus, revenue derived from the sale of whole bean coffee and related products as a percent of net revenue actually decreased slightly from 59.2% in the first quarter of 2001 to 58.4% in the first quarter of 2002, primarily as a result of the opening of 18 retail stores over the past three fiscal years.

     In the retail segment we continued to increase revenue primarily as a result of increased sales from existing stores, the opening of new retail stores, and the introduction of a line of high-end reserve coffees. We did not open any new stores during the first quarter of 2002. We have signed leases for five new locations, all of which are expected to open during the fourth quarter of 2002. Sales of whole bean coffee and related products in the retail segment increased by 3.4% while sales of beverages and pastries increased by 7.2%. As discussed above, the greater increase in beverage and pastry sales is primarily due to the slow maturation of whole bean coffee sales at new stores.

     The following table sets forth the sources of revenue increases in fiscal 2002 by business category for the retail segment (in thousands):




          Increased volume of whole bean coffee       $166
          Change in mix                                 20
                                                      ----
     Total existing stores                             186
     Total new stores                                  113
                                                      ----
Total whole bean coffee and related products          $299
                                                      ====

          Increased volume of beverages and pastries  $340
          Change in mix                                157
                                                      ----
     Total existing stores                             497
     Total new stores                                  166
                                                      ----
Total beverages and pastries                          $663
                                                      ====

     In the online and mail order segment, revenue remained constant primarily due to reduced marketing activities. During the first quarter of 2001, we had promotions for our 35th anniversary and Coffee Freshness Week in addition to customer acquisition programs. During the first quarter of 2002, activities were limited to customer retention programs.

     During the first quarter of 2002, we continued our sales initiatives in the specialty sales segment and increased revenue 59.4% as compared to the first quarter of 2001. The $1.0 million increase consisted of $0.6 million in sales to specialty grocery and gourmet food stores and $0.4 million increase in sales to restaurants and foodservice companies. We continue to add new accounts in the grocery channel, including multi-location chains such as Safeway, Whole Foods, and Gourmet Garage. In the restaurant and food service area, we are experiencing strong volume growth in accounts such as Wolfgang Puck's restaurants and Anton Airfoods in the John F. Kennedy International Airport.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, and manufacturing costs, rent and other occupancy costs. Primarily as a result of increased sales volume and the addition of two new stores, cost of sales increased by 6.3%. Cost of sales actually decreased as a percent of net revenue primarily due to:

-     Leverage  gained  from  capacity  utilization  in  manufacturing;

- Sales of high-end reserve coffees, which have a higher margin than regular menu coffees; and

-     Fewer  new  store  openings.

OPERATING  EXPENSES

     Operating expenses for the first quarter of 2002 increased as compared to the same prior year period as we grew our business. However, operating expenses as a percent of net revenue decreased primarily due to the increase in our net revenue, fewer new store openings and a payroll reduction initiative affecting our Company-operated retail stores. This payroll reduction initiative, which involved a reduction in store hours and pay rates, was primarily responsible for the decrease in operating expenses as a percent of retail revenue.

     In addition, we held expenses constant for the online and mail order segment. The decrease in online and mail order operating expenses as a percent of segment revenue consisted of decreases from outside service expense, payroll expense and order processing expense.

     Our focus on growing the specialty sales segment led to an increase in specialty sales operating expense as a percent of segment revenue. The factors contributing to the increase included the payroll expense of new sales staff for the grocery segment expansion, their travel and related expenses, expenses related to distribution and service, and operating costs of Peet's-branded kiosks in Larry's Markets stores in Washington.

MARKETING  AND  ADVERTISING  EXPENSES

     The decrease in marketing and advertising expense in the first quarter of 2002 as compared to the same prior year period is attributable to the leverage gained from marketing across multiple channels of distribution, a shift from customer acquisition to customer retention, which is generally more cost effective, and fewer new store openings.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     The increase in general and administrative expenses in the first quarter of 2002 as compared to the same prior year period is primarily due to higher outside services expenses related to stock plan administration and public relations activities associated with being a publicly held company.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

     Depreciation and amortization expenses decreased in the first quarter of 2002 as compared to the same prior year period due primarily to certain assets becoming fully depreciated as of the end of fiscal 2001 and no longer impacting the current period.

INTEREST  EXPENSE,  NET

     Net interest expense decreased in the first quarter of 2002 as compared to the same prior year period as a result of repayment of debt using the net proceeds from our initial public offering in January 2001 as well as minimal borrowing due to increased cash flow generated from operations.

PROVISION  FOR  INCOME  TAXES

     Our effective tax rate for the first quarter of 2002 was 37.0% compared to 39.8% in the same prior year period. Management expects the tax rate to remain at 37.0% for the remainder of fiscal 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002, we had $6.4 million in total cash and cash equivalents and $7.0 million in working capital.

     Net cash provided by operations was $4.2 million during the first quarter of 2002 compared to $1.1 million in the same prior year period. Operating cash flows were positively impacted by net income, adjusted for depreciation and amortization, a decrease in inventory and other changes in working capital.

     Net cash used in investing activities was $0.8 million during the first quarter of 2002. Investing activities primarily consisted of capital expenditures related to retail merchandise display remodels, information technology support systems upgrade and equipment and display racks to support the growth in specialty sales.

     Net cash provided by financing activities was $0.3 million during the first quarter of 2002. Financing activities during the period consisted primarily of proceeds from the exercise of stock options, partially offset by repayment of amounts outstanding on our line of credit.

     We have a credit facility with General Electric Capital Corporation, which provides for a revolving line of credit of $15.0 million through September 2005. It also provided for a Term A Loan for $7.0 million and a Term B Loan for $8.0 million, both of which were repaid during 2001 upon the closing of the Company's initial public offering. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 3.75 for the period before September 1, 2001, 3.50 for the period after September 1, 2001 and before September 1, 2002, and 2.50 thereafter. As of March 31, 2002, we had $13.2 million available under the revolving line of credit after a borrowing of $0.5 million and other senior funded debt of $1.3 million.

     Due to the significant repayment of debt from the net proceeds of our initial public offering, we amended our existing credit facility in June 2001 and March 2002 (effective December 24, 2001) to reflect our updated cash and capital requirements. The credit facility was amended to increase the Company's flexibility under (a) the financial covenants and (b) certain other negative covenants (including the relaxation of restrictions on the number of retail stores the Company may open per year). In addition, interest rates on the revolving line of credit have been reduced. The credit facility was further amended on April 23, 2002 allowing for the completion of the Company's secondary public offering.

     Our 2002 capital expenditure requirements are expected to be approximately $6.5 million. Approximately $4.0 million will be used for the opening of five to eight new retail stores. The remaining $2.5 million in capital expenditures is expected to be used for the remodeling of existing stores, the upgrade of our ordering and fulfillment system and the upgrade of other plant and office facilities.

          The following table set forth below reflects our contractual cash obligations and our other commercial commitments as of March 31, 2002.


                                            PAYMENTS DUE BY PERIOD
                                                (IN THOUSANDS)
                                                --------------

                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  -------  ----------  ----------  ----------  --------------
Line of credit                           $   450  $      450
Long-term borrowings                       1,190         440  $      750
Capital lease obligations                    107          83          24
Retail store operating leases             21,803       4,450      10,627  $    4,190  $        2,536
Fixed-price coffee purchase commitments   20,357       9,844      10,224         289
                                         -------  ----------  ----------  ----------
     Total contractual cash obligations  $43,907  $   15,267  $   21,625  $    4,479  $        2,536
                                         =======  ==========  ==========  ==========  ==============

     In addition, as of March 31, 2002, we have an outstanding standby letter of credit of $1.4 million backing the long term borrowings.

     We expect cash flows from operations, the proceeds from our secondary public offering and the borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which specifies that goodwill and certain intangible assets will not be amortized but will instead be subject to periodic impairment testing. We adopted SFAS No. 142 on December 31, 2001. Adoption of this new standard did not have a material impact on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. We adopted SFAS No. 144 on December 31, 2001. Adoption of this standard did not have a material effect on our financial position or results of operations.

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

     Our hedging strategy is intended to limit the cost exposure of the main commodity used in our business, green coffee beans. We use the following instruments to manage coffee supply and price risk:

-     Fixed-price  purchase  commitments;

-     Coffee  futures;  and

-     Coffee  futures  options.

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

     As of March 31, 2002, we had approximately $20.4 million in open fixed-priced purchase commitments with delivery dates ranging from January 2002 through November 2006. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 30, 2001. Please refer to our Annual Report on Form 10-K for the year ended December 30, 2001.


                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a. Exhibits

Exhibit  Number     Description
---------------     --------------------------------------------------------
      10.24         Fourth Amendment  to Credit Agreement dated as of April 23,
                    2002 among Peet's Operating Company, Inc., Peet's Trademark
                    Company, Peet's Coffee & Tea,  Inc.  and  General Electric
                    Capital  Corporation.

     b. Reports on Form 8-K

        None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  15,  2002            PEET'S  COFFEE  &  TEA,  INC.
       --------------
                                 By:  /s/ Mark N. Rudolph
                                      ----------------------
                                      Mark N. Rudolph
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary