Form 10-Q/A
period 2002-03-31
PEETS COFFEE & TEA INC
filed 2002-05-16
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2002, to correct an error appearing in the version of the Form 10-Q filed on the Securities and Exchange Commission's EDGAR System. The error in Part I - Financial Information, Item 1 -Financial Statements under the caption "Condensed Consolidated Statements of Cash Flows" occurred during conversion of the filing and has been corrected below.


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