Form 10-Q
period 2002-06-30
PEETS COFFEE & TEA INC
filed 2002-08-13
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
                        EXCHANGE  ACT  OF  1934.

                  For the quarterly period ended June 30, 2002

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

               Common  Stock,  no  par  value                    12,019,386
              (Class)                         (Outstanding at August 5, 2002)


                               PEET'S COFFEE & TEA, INC.

                                        INDEX


PART I - FINANCIAL INFORMATION                                                                   3

Item 1.  Financial Statements                                                                    3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             15

PART II - OTHER INFORMATION                                                                     16

Item 2.  Change in Securities and Use of Proceeds                                               16

Item 6.  Exhibits and Reports on Form 8-K                                                       17



                         PART I - FINANCIAL INFORMATION

ITEM  1.               FINANCIAL  STATEMENTS



                                           PEET'S COFFEE & TEA, INC.

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          JUNE 30,    DECEMBER 30,
                                                                            2002          2001
                                                                         ----------  --------------
ASSETS

Current assets:
  Cash and cash equivalents                                              $  46,146   $       2,718
  Accounts receivable (net of allowance of $89 and $58)                        969           1,371
  Inventories                                                                9,468           8,945
  Deferred income taxes                                                        288             288
  Prepaid expenses and other                                                   994           1,100
                                                                         ----------  --------------

           Total current assets                                             57,865          14,422

Property and equipment, net                                                 23,910          23,629

Deferred income taxes                                                        1,059           1,305

Intangible and other assets, net                                             3,778           2,053
                                                                         ----------  --------------

Total assets                                                             $  86,612   $      41,409
                                                                         ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $   5,173   $       4,166
  Accrued compensation and benefits                                          3,143           2,355
  Other accrued liabilities                                                  1,784           2,105
  Short-term borrowings                                                                      1,968
  Current portion of long-term borrowings                                      507             513
                                                                         ----------  --------------

           Total current liabilities                                        10,607          11,107

Long-term borrowings, less current portion                                     646             895

Deferred lease credits                                                         635             637
                                                                         ----------  --------------

Total liabilities                                                           11,888          12,639
                                                                         ----------  --------------

Shareholders' equity:
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  11,962,000 and 8,272,000 shares                           75,983          31,609
  Accumulated other comprehensive loss, net of tax                             (34)           (407)
  Accumulated deficit                                                       (1,225)         (2,432)
                                                                         ----------  --------------

           Total shareholders' equity                                        74,724          28,770
                                                                         ----------  --------------

Total liabilities and shareholders' equity                                $  86,612   $      41,409
                                                                         ==========  ==============

See  notes  to  condensed  consolidated  financial  statements.



                                                    PEET'S COFFEE & TEA, INC.

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                              JUNE  30, 2002   JULY 1, 2001    JUNE  30, 2002    JULY 1, 2001
                                                             ----------------  -------------  ----------------  --------------

Net revenue                                                  $        24,889   $      22,727  $        49,345   $      45,295
                                                             ----------------  -------------  ----------------  --------------

Operating expenses:
  Cost of sales and related occupancy expenses                        11,384          10,729           22,848          21,515
  Operating expenses                                                   7,863           7,495           15,770          14,902
  Marketing and advertising expenses                                   1,246           1,282            2,270           2,834
  General and administrative expenses                                  2,239           1,800            4,398           3,697
  Depreciation and amortization expenses                               1,133           1,263            2,230           2,497
                                                             ----------------  -------------  ----------------  --------------

           Total operating costs and expenses                         23,865          22,569           47,516          45,445
                                                             ----------------  -------------  ----------------  --------------

Income (loss) from operations                                          1,024             158            1,829            (150)

Interest (income) expense, net                                          (117)             52              (87)            249
                                                             ----------------  -------------  ----------------  --------------

Income (loss) before income taxes                                      1,141             106            1,916            (399)

Income tax provision (benefit)                                           423              42              709            (159)
                                                             ----------------  -------------  ----------------  --------------

Net income (loss)                                            $           718   $          64  $         1,207   $        (240)
                                                             ================  =============  ================  ==============

Net income (loss) per share:
     Basic                                                   $          0.06   $        0.01  $          0.12   $       (0.03)
     Diluted                                                 $          0.06   $        0.01  $          0.11   $       (0.03)


Shares used in calculation of net income (loss) per share:
     Basic                                                            11,155           8,164            9,831           7,640
     Diluted                                                          11,922           8,556           10,587           7,640

See  notes  to  condensed  consolidated  financial  statements.


                                                    PEET'S COFFEE & TEA, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED, IN THOUSANDS)

                                                                                                   TWENTY-SIX WEEKS ENDED
                                                                                               JUNE 30, 2002    JULY 1, 2001
                                                                                              ---------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                                           $        1,207   $        (240)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                      2,568           2,841
    Tax benefit from exercise of stock options and amortization of discounted stock options              158             162
    Deferred income taxes                                                                                237             (44)
    Reclassification of hedging losses in OCI                                                            356             174
    Ineffective portion of hedges                                                                        (49)           (153)
    Gain on disposition of assets                                                                         (2)             (4)
  Changes in other assets and liabilities:
    Accounts receivable                                                                                  402            (127)
    Inventories                                                                                         (523)         (1,549)
    Prepaid expenses and other                                                                           106            (135)
    Other assets                                                                                      (1,813)           (255)
    Accounts payable, accrued liabilities and other liabilities                                        1,547            (545)
                                                                                              ---------------  --------------

           Net cash provided by operating activities                                                   4,194             125
                                                                                              ---------------  --------------

Cash flows from investing activities:
  Purchases of property and equipment                                                                 (2,724)         (2,307)
  Proceeds from sale of property and equipment                                                                             5
  Additions to intangible assets                                                                         (35)           (158)
                                                                                              ---------------  --------------

           Net cash used in investing activities                                                      (2,759)         (2,460)
                                                                                              ---------------  --------------

Cash flows from financing activities:
  Repayments of debt                                                                                  (2,223)        (16,427)
  Net proceeds from issuance of common stock                                                          44,216          19,285
                                                                                              ---------------  --------------

           Net cash provided by financing activities                                                  41,993           2,858
                                                                                              ---------------  --------------

Change in cash and cash equivalents                                                                   43,428             523

Cash and cash equivalents, beginning of period                                                         2,718           1,598
                                                                                              ---------------  --------------

Cash and cash equivalents, end of period                                                      $       46,146   $       2,121
                                                                                              ===============  ==============


See  notes  to  condensed  consolidated  financial  statements.

                            PEET'S COFFEE & TEA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and subsidiaries (the "Company") for the 13 and 26 weeks ended June 30, 2002 and July 1, 2001 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal and recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. The results of operations for the 13 and 26 weeks ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

     The balance sheet information as of December 30, 2001, presented herein, has been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 30, 2001.

     Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.     BORROWINGS

     In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility expires in September 2005 and provides for a revolving line of credit of up to $15,000,000, including the issuance of up to $3,000,000 in letters of credit. It also provided for a Term A Loan for $7,000,000 and a Term B Loan for $8,000,000, both of which were repaid in 2001 upon the closing of the Company's initial public offering. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period between September 1, 2001 and September 1, 2002, and 2.5 after September 1, 2002. As of June 30, 2002, there was no outstanding balance and $13,800,000 was available under the Company's revolving line of credit.

     Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. The credit facility was amended on June 29, 2001 and March 1, 2002 (effective December 2001) to increase the Company's flexibility under (a) the financial covenants, and (b) certain other negative covenants (including the relaxation of restrictions on the number of retail stores the Company may open per year). In addition, interest rates on the revolving line of credit have been reduced. The credit facility was further amended on April 23, 2002 allowing for the completion of the Company's secondary public offering. See Note 4.

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

     In the thirteen week period ended June 30, 2002, the effective portion of the cash-flow hedges was a loss of $17,000 (net of $9,000 tax benefit) and was recorded in other comprehensive income/(loss). The ineffective portion of the hedges was a loss of $49,000 and recorded in net income during the period. Other comprehensive loss, net of tax, was $34,000 as of June 30, 2002, all of which is expected to be reclassified into cost of goods sold over the next 12 months as the related inventory is sold. During the thirteen weeks and twenty-six weeks ended June 30, 2002, respectively, $90,000 (net of $60,000 tax) and $356,000
(net of $236,000 tax), of coffee futures losses was included in other comprehensive loss were reclassified into cost of goods sold. The fair value of the open futures contracts as of June 30, 2002 was a net liability of $38,000 and is reflected in other liabilities.

4.     PUBLIC  OFFEREING

     On April 19, 2002 the Company issued 2,650,000 shares of stock at $14.00 per share in a public offering of its common stock and received net proceeds of $34,707,000. On April 26, 2002, the underwriters exercised their over-allotment option and the Company sold an additional 487,500 shares for net proceeds of $6,450,000. Net proceeds from the offering were $41,157,000, including the underwriters' fees and other related public offering expenses.

5.     COMPREHENSIVE  INCOME  /  (LOSS)

     Comprehensive income / (loss) was $1,173,000 and ($936,000) for the twenty-six weeks ended June 30, 2002 and July 1, 2001, respectively. Comprehensive income/(loss) consists of net income and the effect of accounting for hedges under SFAS No. 133. See Note 3.

6.     SEGMENT  INFORMATION

     Historically, the Company has operated in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Online and mail order operations consisted primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consisted of whole bean coffee sales through grocery, wholesale and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. Effective at the beginning of the second quarter of 2002, due to the nature of cross-channel marketing and consumer purchase behavior from our multi-channel selling strategy, we have had an organizational change, combined the online and mail order segment and the specialty sales segment, which are now under common management. We are indifferent as to where consumers purchase our coffees and teas, so we have aggregated these individual sales channels into one reportable segment. Company-operated retail store operations remain a separate channel due to the beverage component of this business and the percent of overall revenues it represents. Therefore, our reportable segments now consist of Company-operated retail store operations and specialty sales (consolidating online and mail order into specialty sales) and are reflected as such in all management reports.

     The following table presents certain financial information for each segment. Prior year segment information has been restated to conform to current reportable segments. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.


                                                SPECIALTY
                                        RETAIL    SALES     UNALLOCATED    TOTAL
                                       --------  --------  -------------  --------
TWENTY-SIX WEEKS ENDED JUNE 30, 2002
  Net revenue                          $38,273   $11,072                  $49,345
  Depreciation and amortization         (1,593)     (424)         $(213)   (2,230)
  Segment operating income (loss)        5,847     2,782         (6,800)    1,829
  Interest income, net                                               87        87
  Income before income taxes                                                1,916
  Total assets                          18,280     3,361         64,971    86,612
  Capital expenditures                   1,103       270          1,351     2,724


TWENTY-SIX WEEKS ENDED JULY 1, 2001
  Net revenue                          $36,380   $ 8,915                  $45,295
  Depreciation and amortization         (1,858)     (345)         $(294)   (2,497)
  Segment operating income (loss)        4,136     2,471         (6,757)     (150)
  Interest expense, net                                            (249)     (249)
  Loss before income taxes                                                   (399)
  Total assets                          18,375     2,668         20,366    41,409
  Capital expenditures                   1,533       247            527     2,307

7.     NET  INCOME  (LOSS)  PER  SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):


                                                                           THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                                        JUNE 30, 2002  JULY 1, 2001  JUNE 30, 2002  JULY 1, 2001
                                                                        -------------  ------------  -------------  ------------
Basic weighted average shares outstanding                                      11,155         8,164          9,831         7,640
Incremental shares from assumed exercise of stock options and warrants            767           392            756             0
                                                                        -------------  ------------  -------------  ------------
Diluted weighted average shares outstanding                                    11,922         8,556         10,587         7,640
                                                                        =============  ============  =============  ============


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

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee through multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect to derive an increasing portion of our revenue through our other distribution channels, which we refer to collectively as specialty sales and which consists of specialty grocery and gourmet food stores, online and mail order and office, restaurant and food service accounts. We are also expanding internationally through strategic relationships.

     We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products.

     Our operations are vertically integrated. We purchase Arabica coffee beans from countries around the world, apply our artisan-roasting techniques and ship fresh coffee daily to customers within 24 hours of roasting. We believe that control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective and enhances our margins and profit potential.

     Our coffee and related items are sold through multiple distribution channels, which are considered segments under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segment of Enterprise and Related Information." These channels are selected in order to provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We sell coffee beans and related items that have historically been reported through three segments: Company-operated retail outlets, online and mail order and specialty sales, which consisted of offices, restaurants, specialty grocery and gourmet food stores. Management evaluates segment performance primarily based on revenue and segment operating income. Effective the second quarter of 2002, due to the nature of cross-channel marketing and consumer purchase behavior from our multi-channel selling strategy, we have combined the online and mail order segment into the specialty sales segment. We are indifferent as to where consumers purchase our coffees and teas, and we have aggregated these individual sales channels into one reportable segment. Company-operated retail store operations remain a separate channel due to the beverage component of this business and the percent of overall revenues it represents. Therefore, our reportable segments now consist of Company-operated retail store operations and specialty sales (consolidating online and mail order into specialty sales).

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

     Our accounting policies are more fully described in Note 2 in the "Notes to the Consolidated Financial Statements," included in our Annual Report on Form 10-K for the year ended December 30, 2001. We have identified the following critical accounting policies:

-Inventory. Raw materials consist primarily of green bean coffee and finished goods include roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

-Intangibles and other assets. During the thirteen weeks ended June 30, 2002, we entered into a contractual agreement with Safeway Inc., a national grocery chain, to sell coffee. The agreement covers the full distribution throughout its chain and included an upfront payment that is recorded in intangibles and other assets and will be amortized as a reduction of revenue based upon estimated sales during the contract period.

-Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived asset and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

-Income taxes. We have significant federal and state net operating loss carryforwards and charitable contribution carryforwards. The utilization of these carryforwards is dependent on future income. We have established a valuation allowance for the portion of the carryforwards that we do not expect to utilize. Although we believe the valuation allowance is appropriate, if future taxable income were to differ significantly from the amounts estimated, the valuation allowance would need to be adjusted.

-Hedge accounting. We use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" and Note 3 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

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



                                                                THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                            JUNE 30, 2002   JULY 1, 2001   JUNE 30, 2002   JULY 1, 2001
                                                            --------------  -------------  --------------  -------------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue                                                         100.0%         100.0%          100.0%         100.0%
Cost of sales and related occupancy expenses                         45.7           47.2            46.3           47.5
Operating expenses                                                   31.6           33.0            32.0           32.9
Marketing and advertising expenses                                    5.0            5.6             4.6            6.3
General and administrative expenses                                   9.0            7.9             8.9            8.2
Depreciation and amortization expenses                                4.6            5.6             4.5            5.5
                                                            --------------  -------------  --------------  -------------
Income (loss) from operations                                         4.1            0.7             3.7           (0.4)
Interest (income) / expense, net                                     (0.5)           0.2            (0.2)           0.5
                                                            --------------  -------------  --------------  -------------

Income (loss) before income taxes                                     4.6            0.5             3.9           (0.9)
Income tax provision (benefit)                                        1.7            0.2             1.4           (0.4)
                                                            --------------  -------------  --------------  -------------
Net income (loss)                                                     2.9%           0.3%            2.4%          (0.5)
                                                            ==============  =============  ==============  =============

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores                                                        77.1%          80.3%           77.6%          80.3%
Specialty sales                                                      22.9           19.7            22.4           19.7

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products                               58.0%          58.0%           58.2%          58.6%
Beverages and pastries                                               42.0           42.0            41.8           41.4

OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores                                                        34.9%          36.5%           34.9%          36.6%
Specialty sales                                                      20.6           18.7            21.7           17.8

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue                                                           9.5%                           8.9%
     Retail stores                                                    5.1                            5.2
     Specialty stores                                                27.5                           24.2
Cost of sales and related occupancy expenses                          6.1                            6.2
Operating expenses                                                    4.9                            5.8
Marketing and advertising expenses                                   (2.8)                         (19.9)
General and administrative expenses                                  24.4                           19.0
Depreciation and amortization expenses                              (10.3)                         (10.7)

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period                                           60             59              60             58
     Store openings                                                     0              1               0              2
     Store closure                                                      0              0               0              0
     End of period                                                     60             60              60             60
Pounds of whole bean coffee sold (in thousands)                     1,184          1,109           2,437          2,217


THIRTEEN WEEKS ENDED JUNE 30, 2002 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2001

NET  REVENUE

     Net revenue for the thirteen weeks ended June 30, 2002 increased for the specialty sales and retail segments as compared to the thirteen weeks of the same prior year period. A key element of our strategy involves increasing the percentage of revenue derived from sales of whole bean coffee and related products, which have a higher net margin than beverages and pastries. We expect that an increase in the percentage of whole bean coffee and related product revenue will occur over the long term due to the slow maturation of whole bean sales at newer retail stores and the growth of the specialty sales segments. For the thirteen weeks ended June 30, 2002, revenue derived from the sale of whole bean coffee and related products as a percent of net revenue was in line with the same prior year period.

     In the retail segment we continued to increase revenue primarily as a result of increased sales from existing stores, sales from stores we opened in 2001, and the introduction of a line of high-end reserve coffees and new beverage products. We did not open any new stores during the thirteen weeks ended June 30, 2002. We have signed leases for seven new locations of which six are expected to open in 2002 and one in 2003. Sales of whole bean coffee and related products in the retail segment increased by 3.7% while sales of beverages and pastries increased by 6.3%. As discussed above, the greater increase in beverage and pastry sales is primarily due to the slow maturation of whole bean coffee sales at new stores.

     The following table sets forth the sources of revenue increases in the thirteen weeks ended June 30, 2002 by business category for the retail segment (in thousands):


          Increased volume of whole bean coffee       $253
          Change in mix                                 35
                                                      ----
     Total existing stores                             288
     Total new stores                                   38
                                                      ----
Total whole bean coffee and related products          $326
                                                      ====

          Increased volume of beverages and pastries  $341
          Change in mix                                193
                                                      ----
     Total existing stores                             534
     Total new stores                                   72
                                                      ----
Total beverages and pastries                          $606
                                                      ====


     During the thirteen weeks ended June 30, 2002, we continued our sales initiatives in the specialty sales segment and increased revenue 27.5% as compared to the same prior year period. The increase consisted primarily of a $0.8 million, or 222.7%, increase in sales to specialty grocery and gourmet food stores and a $0.3 million, or 69.3%, increase in sales to restaurants and foodservice companies. We continue to add new accounts in the grocery channel, including multi-location chains such as Whole Foods and Gourmet Garage. In addition, we expect grocery sales to be positively impacted, although overall top line revenue to be marginally impacted, as we begin our relationship with Safeway Inc. in the third quarter of 2002. We began the distribution of coffee to Safeway in July and expect to complete the rollout to approximately 1,200 Safeway locations by the fourth quarter of 2002. In the restaurant and food service area, we are experiencing strong volume growth in accounts such as Wolfgang Puck's restaurants and Anton Airfoods in the John F. Kennedy International Airport. Office coffee sales, which represented 3.0% of our revenue, decreased $0.1, or 11.0%, due to economy-driven office closures and downsizing.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, and manufacturing costs, rent and other occupancy costs. Primarily as a result of increased sales volume, cost of sales increased by 6.1%. Cost of sales decreased as a percent of net revenue primarily due to:

-     Leverage  gained  from  capacity  utilization  in  manufacturing;
- Lower coffee cost due to lower commodity prices of coffee in the world market; and
- Lower retail occupancy expenses due to no new store openings in the current year.

OPERATING  EXPENSES

     Operating expenses for the thirteen weeks ended June 30, 2002 increased as compared to the same prior year period as we grew our business. However, operating expenses as a percent of net revenue decreased primarily due to the increase in our net revenue, no new store openings and a payroll reduction initiative affecting our Company-operated retail stores. This payroll reduction initiative, which involved a reduction in store hours and pay rates, was primarily responsible for the decrease in operating expenses as a percent of retail revenue.

     Our focus on growing the specialty sales segment led to an increase in specialty sales operating expense as a percent of segment revenue. The factors contributing to the increase included the payroll expense of new sales staff for the grocery segment expansion, their travel and related expenses, expenses related to distribution and service, and operating costs of Peet's branded kiosks in Larry's Markets stores in Washington.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expense in the thirteen weeks ended June 30, 2002 as compared to the same prior year period remained relatively constant. As a percent of net revenue, marketing and advertising expenses decreased due to the leverage gained from marketing across multiple channels of distribution, efficient spending and no new store openings.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     The increase in general and administrative expenses in the thirteen weeks ended June 30, 2002 as compared to the same prior year period is primarily due to some one time, non-recurring costs and higher expenses associated with an increasing shareholder base. These expenses are related to the increased volume of annual reports and proxy statements. The non-recurring expenses were associated with the hiring of our new president and chief executive officer and the transitional costs of changing our stock option administrator.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

     Depreciation and amortization expenses decreased in the thirteen weeks ended June 30, 2002 as compared to the same prior year period due primarily to certain assets becoming fully depreciated as of the end of fiscal 2001. In addition, we did not open any new stores during this thirteen week period in 2002.

INTEREST  (INCOME)/EXPENSE,  NET

     Interest income was generated from the investment of our secondary public offering proceeds in short-term interest-bearing, investment grade securities.

PROVISION  FOR  INCOME  TAXES

     Our effective tax rate for the thirteen weeks ended June 30, 2002 was 37.0% compared to 39.8% in the same prior year period. Management expects the tax rate to remain at 37.0% for the remainder of fiscal 2002.

TWENTY-SIX WEEKS ENDED JUNE 30, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 2001

NET  REVENUE

     Net revenue for the twenty-six weeks ended June 30, 2002 increased for the specialty sales and retail segments as compared to same period in 2001. Whole bean and related sales increased 8.3% and beverage and pastries sales increased 9.9%.

     In the retail segment, sales increased by 5.2% primarily as a result of increased sales from existing stores, sales from stores we opened in 2001, and the introduction of a line of high-end reserve coffees and new beverage products. In the specialty sales segment, sales increased by 24.2% primarily due to new accounts added in the grocery channel and strong volume growth in the restaurant and foodservice areas. Mail order and online sales increased by 1.0% due to lower spending in for the acquisition of new customers, and office coffee sales declined by 10.0% due to economy-driven office closures and downsizing.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses increased by 6.2% as the result of increased sales volume. Cost of sales as a percent of net revenue decreased primarily due to the same factors affecting the second quarter of 2002 as discussed above.

OPERATING  EXPENSES

     Operating expenses increased as compared to the same prior year period as we grew our business. As a percent of net revenue, operating expenses decreased primarily due to the increase in our net revenue, no new store openings in 2002 and a payroll reduction initiative affecting our Company-operated retail stores, offset by increased expenses associated with the growth of our specialty sales segment.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expense decreased 19.9% as compared to the same prior year period. As a percent of net revenue, marketing and advertising expenses decreased due to the leverage gained from marketing across multiple channels of distribution, no new store openings in 2002 and no significant expenditures for the acquisition of new customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002, we had $46.1 million in total cash and cash equivalents and $47.3 million in working capital.

     Net cash provided by operations was $4.2 million during the first twenty-six weeks of 2002 compared to $0.1 million in the same prior year period. Operating cash flows were positively impacted by net income, adjusted for depreciation and amortization, offset by changes in working capital items.

     Net cash used in investing activities was $2.8 million during the first twenty-six weeks of 2002. Investing activities primarily consisted of capital expenditures related to merchandise display remodels in our existing stores, information technology support systems upgrades and plant packaging equipment to support the growth in specialty sales.

     Net cash provided by financing activities was $42.0 million during the first twenty-six weeks of 2002. Financing activities during the period consisted primarily of the proceeds from the secondary public offering of our stock, net of related expenses, exercise of stock options and purchases of our common stock by our employees through our employee stock purchase plan.

     We have a credit facility with General Electric Capital Corporation, which provides for a revolving line of credit of $15.0 million through September 2005. It also provided for a Term A Loan for $7.0 million and a Term B Loan for $8.0 million, both of which were repaid in 2001 upon the closing of our initial public offering. Total availability under the revolving line of credit is determined by subtracting our funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 3.75 for the period before September 1, 2001, 3.50 for the period between September 1, 2001 and September 1, 2002, and 2.50 after September 1, 2002. As of June 30, 2002, there was no outstanding balance and we had $13.8 million available under the revolving line of credit with other senior funded debt of $1.2 million.

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

     In December 1995, we obtained financing under industrial development revenue bonds issued by California Statewide Communities Development Authority. Outstanding amounts under the bonds bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $0.1 million is payable quarterly each February, May, August, and November. As of June 30, 2002, we have an outstanding standby letter of credit of $1.4 million backing this long term borrowing. The reducing standby letter of credit bears an interest charge of 1.25% payable monthly.

     Our 2002 capital expenditure requirements are expected to be approximately $6.5 million. Approximately $4.0 million will be used for the opening between five to seven new retail stores. The remaining $2.5 million in capital expenditures is expected to be used for the remodeling of existing stores, the upgrade of our analytical reporting systems and the upgrade of other plant and office facilities.

     The following table set forth below reflects our contractual cash obligations and our other commercial commitments as of June 30, 2002.


                                            PAYMENTS DUE BY PERIOD
                                                (IN THOUSANDS)
                                                --------------

                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  -------  ----------  ----------  ----------  --------------
Industrial development revenue bonds     $ 1,080  $      440  $      640
Capital lease obligations                     73          67           6
Retail store operating leases             21,976       4,633      11,369  $    3,955  $        2,019
Fixed-price coffee purchase commitments   17,868      11,441       6,279         148
                                         -------  ----------  ----------  ----------  --------------
     Total contractual cash obligations  $40,997  $   16,581  $   18,294  $    4,103  $        2,019
                                         =======  ==========  ==========  ==========  ==============


     We expect cash flows from operations, the proceeds from our secondary public offering and the borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, which specifies that goodwill and certain intangible assets will not be amortized but will instead be subject to periodic impairment testing. We adopted SFAS No. 142 on December 31, 2001. Adoption of this new standard did not have a material impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. We adopted SFAS No. 144 on December 31, 2001. Adoption of this standard did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Although we have no borrowings on our credit facility, if we chose to, our debt for financing would be exposed to market risk from changes in interest rates on any outstanding bank debt. Our revolving line of credit bears interest at certain applicable margin levels contingent upon our leverage ratio on a quarterly basis. The interest rate, which is either the Index rate (the higher of prime or 50 basis points over the average of rates for overnight federal funds transactions) plus a range from 0.00% to 0.25% or a rate equal to LIBOR plus a range from 2.00% to 2.50%, increases as our leverage ratio increases. Adjustments to the applicable margin level are implemented quarterly on a prospective basis. The interest cost of our bank debt is affected by changes in either prime, federal funds rates, or LIBOR. Such changes could adversely impact our cost of borrowing.

     The supply and price of coffee are subject to volatility and can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. With this in mind, we purchase coffee from three distinct regions and many countries around the world.

     Our hedging strategy is intended to limit the cost exposure of the main commodity used in our business, green coffee beans. We use the following instruments to manage coffee supply and price risk:

-     Fixed-price  purchase  commitments;
-     Coffee  futures;  and
-     Coffee  futures  options.

     From time to time, we use coffee futures and coffee futures options depending on market conditions to reduce the price risk of our coffee purchase requirements that we cannot make or have not made through contractual commitments to purchase physical lots of coffee. These coffee futures and coffee futures options are traded on the New York Coffee, Sugar & Cocoa Exchange. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange.

     As of June 30, 2002, we had approximately $17.9 million in open fixed-priced purchase commitments with delivery dates ranging from July 2002 through November 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 30, 2001. Please refer to our Annual Report on Form 10-K for the year ended December 30, 2001.

                           PART II - OTHER INFORMATION

ITEM  2.     CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

     We completed our secondary public offering in April 2002 pursuant to a Registration Statement on Form S-3 initially filed on March 27, 2002, as subsequently amended (the "Registration Statement") (File No. 333-85082). The managing underwriters of the public offering were Thomas Weisel Partners LLC, W.R. Hambrecht + Co. and Pacific Growth Equities, Inc. In the offering, we sold an aggregate of 3,137,500 shares of our common stock at a price of $14.00 per share.

     The aggregate proceeds to us from the offering were $43.9 million. We paid expenses of approximately $2.8 million, of which approximately $2.4 million represented underwriting discounts and commissions and approximately $0.4 million represented expenses related to the offering. Net proceeds from the offering were $41.2 million. At August 5, 2002, all of the net proceeds were invested in short-term and long-term, interest-bearing, investment grade securities. None of the net proceeds of the public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the company. We expect that our use of proceeds from the offering will conform to the intended use of the proceeds as described in our prospectus dated April 19, 2002, except that the proceeds have been invested in short-term and long-term, interest-bearing investment grade securities until required for working capital purposes.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.     Exhibits

Exhibit  Number     Description
---------------     -----------
10.17               Peet's Coffee & Tea, Inc. Key Employment Agreement for Chief
                    Executive  Officer  dated  as  of  May  6,  2002.  (1)
_________________
(1)  Management  contract.

     b.     Reports  on  Form  8-K

     On  April  8,  2002,  we  filed  a  Form  8-K  with the Securities Exchange
Commission  to  report  a  new  agreement  we  entered  into  with  Safeway Inc.

     On May 14, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report appointment of Patrick O'Dea as our new president and chief executive officer.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  12,  2002        PEET'S  COFFEE  &  TEA,  INC.
       ----------------
                                By:  /s/  Mark  N.  Rudolph
                                     ----------------------
                                    Mark  N.  Rudolph
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary

                              CERTIFICATION (1)

     Pursuant  to  Section  906  of  the  Public  Company  Accounting Reform and
Investor Protection Act of 2002 (18 U.S.C. Sec. 1350, as adopted), Patrick O'Dea, the Chief Executive Officer of Peet's Coffee & Tea, Inc. (the "Company"), and Mark N. Rudolph, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his knowledge:

1. The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:  August  12,  2002

/s/  Patrick  O'Dea                         /s/  Mark  N.  Rudolph
-------------------                         ----------------------
Patrick  O'Dea                              Mark  N.  Rudolph
Chief  Executive  Officer                   Chief  Financial  Officer


(1) This certification accompanies the Periodic Report pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.