Form 10-Q
period 2002-09-29
PEETS COFFEE & TEA INC
filed 2002-11-13
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

                For the quarterly period ended September 29, 2002

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

      Common  Stock,  no  par  value                    12,085,829
          (Class)                         (Outstanding  at  November  5,  2002)




                                       PEET'S COFFEE & TEA, INC.
                                       -------------------------
                                                 INDEX
         -------------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION                                                                   3
-------  -------------------------------------------------------------------------------------  --

Item 1.  Financial Statements                                                                    3
-------  -------------------------------------------------------------------------------------  --
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   9
-------  -------------------------------------------------------------------------------------  --
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             16
-------  -------------------------------------------------------------------------------------  --
Item 4.  Controls and Procedures                                                                17
-------  -------------------------------------------------------------------------------------  --

PART II  OTHER INFORMATION                                                                      17
-------  -------------------------------------------------------------------------------------  --

Item 2.  Change in Securities and Use of Proceeds                                               17
-------  -------------------------------------------------------------------------------------  --
Item 6.  Exhibits and Reports on Form 8-K                                                       17
-------  -------------------------------------------------------------------------------------  --



                                         PART I - FINANCIAL INFORMATION

ITEM  1.               FINANCIAL  STATEMENTS

                                             PEET'S COFFEE & TEA, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         SEPTEMBER 29,    DECEMBER 30,
                                                                              2002            2001
                                                                         --------------  --------------
ASSETS

Current assets:
  Cash and cash equivalents                                              $        5,472  $       2,718
  Short term investments                                                         12,000           ---
  Accounts receivable (net of allowance of $106 and $58)                          1,624          1,371
  Inventories                                                                    11,017          8,945
  Deferred income taxes                                                             288            288
  Prepaid expenses and other                                                      1,327          1,100
                                                                         --------------  --------------

           Total current assets                                                  31,728         14,422

Property and equipment, net                                                      24,903         23,629

Deferred income taxes                                                               941          1,305

Intangible and other assets, net                                                  3,565          2,053

Investments                                                                      27,863           ---
                                                                         --------------  --------------

Total assets                                                             $       89,000  $      41,409
                                                                         ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $        5,498  $       4,166
  Accrued compensation and benefits                                               2,536          2,355
  Other accrued liabilities                                                       2,780          2,105
  Short-term borrowings                                                            ---           1,968
  Current portion of long-term borrowings                                           487            513
                                                                         --------------  --------------

           Total current liabilities                                             11,301         11,107

Long-term borrowings, less current portion                                          535            895

Deferred lease credits                                                              705            637
                                                                         --------------  --------------

Total liabilities                                                                12,541         12,639
                                                                         --------------  --------------

Shareholders' equity:
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  12,027,000 and 8,272,000 shares                                76,244         31,609
  Accumulated other comprehensive income (loss), net of tax                         162           (407)
  Retained earnings (accumulated deficit)                                            53         (2,432)
                                                                         --------------  --------------

           Total shareholders' equity                                            76,459          28,770
                                                                         --------------  --------------

Total liabilities and shareholders' equity                               $       89,000  $       41,409
                                                                         ==============  ==============

See  notes  to  condensed  consolidated  financial  statements.


                                                PEET'S COFFEE & TEA, INC.

                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                      SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,   SEPTEMBER 30,
                                                           2002             2001            2002             2001
                                                     ----------------  --------------  ---------------  --------------
Net revenue                                          $        25,366   $       22,715  $       74,711   $       68,010
                                                     ----------------  --------------  ---------------  --------------

Operating expenses:
  Cost of sales and related occupancy expenses                11,651           11,084          34,719           32,818
  Operating expenses                                           8,182            7,546          24,100           22,538
  Marketing and advertising expenses                           1,161              721           3,431            3,555
  General and administrative expenses                          1,403            1,254           5,434            4,642
  Depreciation and amortization expenses                       1,160            1,288           3,390            3,785
                                                     ----------------  --------------  ---------------  --------------

           Total operating costs and expenses                 23,557           21,893          71,074           67,338
                                                     ----------------  --------------  ---------------  --------------

Income from operations                                         1,809              822           3,637              672

Interest (income) expense, net                                  (220)             108            (307)             357
                                                     ----------------  --------------  ---------------  --------------

Income before income taxes                                     2,029              714           3,944              315

Income tax provision                                             750              284           1,459              125
                                                     ----------------  --------------  ---------------  --------------

Net income                                           $         1,279   $          430  $        2,485   $          190
                                                     ================  ==============  ===============  ==============

Net income per share:
     Basic                                           $          0.11   $         0.05  $         0.24   $         0.02
     Diluted                                         $          0.10   $         0.05  $         0.22   $         0.02


Shares used in calculation of net income per share:
     Basic                                                    11,992            8,234          10,541            7,823

     Diluted                                                  12,673            8,480          11,272            8,082

See  notes  to  condensed  consolidated  financial  statements.


                                                     PEET'S COFFEE & TEA, INC.

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED, IN THOUSANDS)


                                                                                               THIRTY-NINE WEEKS ENDED
                                                                                      SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                                                     --------------------  --------------------
Cash flows from operating activities:
  Net income                                                                         $             2,485   $               190
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                  3,899                 4,307
    Tax benefit from exercise of stock options and amortization of
       discounted stock options                                                                      223                   234
    Deferred income taxes                                                                            338                   394
    Reclassification of hedging losses in OCI                                                        389                   407
    Ineffective portion of hedges                                                                    (41)                 (276)
    Loss (gain) on disposition of assets                                                              (2)                   12
  Changes in other assets and liabilities:
    Accounts receivable                                                                             (253)                 (288)
    Inventories                                                                                   (2,072)               (2,913)
    Prepaid expenses and other                                                                      (227)                 (524)
    Other assets                                                                                  (1,662)                 (349)
    Accounts payable, accrued liabilities and other liabilities                                    2,368                   (89)
                                                                                     --------------------  --------------------

           Net cash provided by operating activities                                               5,445                 1,105
                                                                                     --------------------  --------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                             (4,986)               (3,520)
  Proceeds from sale of property and equipment                                                      ---                      5
  Additions to intangible assets                                                                     (35)                 (215)
  Purchase of short term investments, net                                                        (12,000)                 ---
  Purchase of long term investments, net                                                         (27,726)                 ---
                                                                                     --------------------  --------------------

           Net cash used in investing activities                                                 (44,747)               (3,730)
                                                                                     --------------------  --------------------

Cash flows from financing activities:
  Repayments of debt                                                                              (2,355)              (16,006)
  Net proceeds from issuance of common stock                                                      44,411                19,471
                                                                                     --------------------  --------------------

           Net cash provided by financing activities                                              42,056                 3,465
                                                                                     --------------------  --------------------

Change in cash and cash equivalents                                                                2,754                   840

Cash and cash equivalents, beginning of period                                                     2,718                 1,598
                                                                                     --------------------  --------------------

Cash and cash equivalents, end of period                                             $             5,472   $             2,438
                                                                                     ====================  ====================

See  notes  to  condensed  consolidated  financial  statements.

                            PEET'S COFFEE & TEA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and subsidiaries (the "Company") for the 13 and 39 weeks ended September 29, 2002 and September 30, 2001 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. The results of operations for the 13 and 39 weeks ended September 29, 2002 are not necessarily indicative of the results expected for the full year.

     The balance sheet information as of December 30, 2001, presented herein, has been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 30, 2001.

     Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.     BORROWINGS

     The Company maintains a credit facility with General Electric Capital Corporation that expires in September 2005 and provides for a revolving line of credit of up to $15,000,000, including the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 3.5 for the period between September 1, 2001 and September 1, 2002, and 2.5 after September 1, 2002. As of September 29, 2002, there was no outstanding balance and $13,900,000 was available under the Company's revolving line of credit.

     Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. The credit facility was amended on April 23, 2002 allowing for the completion of the Company's secondary public offering. See Note 4.

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

     In the thirteen week period ended September 29, 2002, the effective portion of the cash-flow hedges was a gain of $28,000 (net of $16,000 tax) and was recorded in other comprehensive income/(loss). The ineffective portion of the hedges was a loss of $8,000 and recorded in the net income during the period. Other comprehensive gain, net of tax, was $25,000 as of September 29, 2002, all of which is expected to be reclassified into cost of goods sold over the next 12 months as the related inventory is sold. During the thirteen weeks and thirty-nine weeks ended September 29, 2002, respectively, $31,000 (net of $21,000 tax) and $387,000 (net of $257,000 tax), of coffee futures losses included in other comprehensive loss were reclassified into cost of goods sold. The fair value of the open futures contracts as of September 29, 2002 was a net liability of $2,000 and is reflected in other liabilities.

4.     PUBLIC  OFFERING

     In April 2002 the Company sold 3,137,500 shares of stock at $14.00 per share in a public offering and received net proceeds of $41,030,000, including the underwriters' fees and other related expenses.

5.     INVESTMENTS

     The Company invested the proceeds of the secondary public offering in April 2002 in investment grade securities. At September 29, 2002, the Company maintained short and long term investments classified as available for sale of $12,000,000 and $27,863,000, respectively. The short term portion of investments is comprised of cash and corporate debt (student loans fully backed by the government), maturing within 90 days. The long term investments are comprised of United States Treasury Notes and Bonds and Federal Agency notes and bonds and mature within five years. Gross unrealized holding gains of $217,000 for the thirteen and thirty-nine weeks ended September 29, 2002 were attributable to the long term investments, of which $166,000 related to U.S. Treasury Notes and Bonds and $51,000 related to Federal Agency notes and bonds.

     In the thirteen week period ended September 29, 2002, the company sold securities for net proceeds of $11,144,000 and realized gain of $24,000, computed using the specific identification method. During the thirteen and thirty-nine weeks ended September 29, 2002, respectively, net unrealized gains of $137,000 (net of $80,000 tax) and $0, respectively, were recorded in other comprehensive income/(loss).

6.     COMPREHENSIVE  INCOME  /  (LOSS)

     Comprehensive income/(loss) was $2,650,000 and ($461,000) for the thirty-nine weeks ended September 29, 2002 and September 30, 2001, respectively. Comprehensive income/(loss) consists of net income, the effect of accounting for hedges under SFAS No. 133, and unrealized gains of investments. See Notes 3 and 5.

7.     SEGMENT  INFORMATION

     Historically, the Company operated in three reportable segments: retail, online and mail order and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Online and mail order operations consisted primarily of sales of whole bean coffee shipped directly to the consumer. Specialty sales consisted of whole bean coffee sales through grocery, wholesale and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. As the Company continued to implement its multi-channel distribution strategy, management determined that the Company's various distribution channels, other than the company-owned retail stores, have similar operation requirements and thus do not warrant separate segment reporting. Thus, effective the second quarter of 2002, the Company combined the operations of the online and mail order segment and the specialty sales segment, which are also under common management. We are indifferent as to where consumers purchase our coffees and teas, so we have aggregated these individual sales channels into one reportable segment. Company-operated retail store operations remain a separate reportable segment due to the beverage component of this business and the percent of overall revenues it represents. Therefore, our reportable segments now consist of Company-operated retail store operations and specialty sales (consolidating online and mail order into specialty sales) and are reflected as such in all management reports.

     The following table presents certain financial information for each segment. Prior year segment information has been reclassified to conform to current reportable segments. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.



                                                        SPECIALTY
                                              RETAIL      SALES      UNALLOCATED    TOTAL
                                             --------  -----------  -------------  --------
THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002
  Net revenue                                $18,702   $    6,664                  $25,366
  Depreciation and amortization                 (804)        (235)  $       (121)   (1,160)
  Segment operating income (loss)              2,581        1,870         (2,642)    1,809
  Interest income, net                                                       220       220
  Income before income taxes                                                         2,029

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001
  Net revenue                                $18,261   $    4,454                  $22,715
  Depreciation and amortization                 (943)        (195)  $       (150)   (1,288)
  Segment operating income (loss)              1,961          952         (2,091)      822
  Interest expense, net                                                     (108)     (108)
  Income before income taxes                                                           714

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002
  Net revenue                                $56,975   $   17,736                  $74,711
  Depreciation and amortization               (2,396)        (659)  $       (335)   (3,390)
  Segment operating income (loss)              8,156        4,557         (9,076)    3,637
  Interest income, net                                                       307       307
  Income before income taxes                                                         3,944
  Total assets                                20,425        4,496         64,079    89,000
  Capital expenditures                         2,244          645          2,097     4,986

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001
  Net revenue                                $54,641   $   13,369                  $68,010
  Depreciation and amortization               (2,800)        (540)  $       (445)   (3,785)
  Segment operating income (loss)              5,832        3,380         (8,540)      672
  Interest expense, net                                                     (357)     (357)
  Loss before income taxes                                                   315       315
  Total assets                                18,068        3,333         20,563    41,964
  Capital expenditures                         1,626        1,072            822     3,520

8.     NET  INCOME  PER  SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):



                                                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                                        SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                                                            2002           2001           2002           2001
                                                                        -------------  -------------  -------------  -------------
Basic weighted average shares outstanding                                      11,992          8,234         10,541          7,823
Incremental shares from assumed exercise of stock options and warrants            681            246            731            259
                                                                        -------------  -------------  -------------  -------------
Diluted weighted average shares outstanding                                    12,673          8,480         11,272          8,082
                                                                        =============  =============  =============  =============

     Options with an exercise price greater than the average market price of common shares for the period were 474,979 and 120,750 for the period ended September 29, 2002 and September 30, 2001, respectively, were not included in the computation of diluted earnings per share.

     The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

9.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, which specifies that goodwill and certain intangible assets will not be amortized but will instead be subject to periodic impairment testing. We adopted SFAS No. 142 on December 31, 2001. Adoption of this new standard did not have a material impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted SFAS No. 144 on December 31, 2001. Adoption of this standard did not have a material effect on our financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," "continue, " expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, economic or political instability related to recent or potential terrorist attacks, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in our Annual Report of Form 10-K for the year ended December 30, 2001. Forward-looking statements speak only as of the date of this report and we assume no obligation to update any forward-looking statements.

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee through multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect to derive an increasing portion of our revenue through our specialty sales channel, including specialty grocery and gourmet food stores, online and mail order and office, restaurant and food service accounts. We are also expanding internationally through strategic relationships.

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

     Our coffee and related items are sold through two segments as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segment of Enterprise and Related Information." These segments are Company-operated retail outlets and specialty sales. We have historically reported through three segments: Company-operated retail outlets, online and mail order and specialty sales, which consisted of offices, restaurants, specialty grocery and gourmet food stores. We evaluate segment performance primarily based on revenue and segment operating income. As we continued to implement our multi-channel distribution strategy, we determined that our various distribution channels, other than the company-operated retail stores, have similar operational requirements and thus do not warrant separate segment reporting. Accordingly, effective the second quarter of 2002, we combined the operations of the online and mail order segment and specialty sales segment. Company-operated retail store operations remain a separate reportable segment due to the beverage component of this business and the percent of overall revenues it represents. Therefore, our reportable segments now consist of Company-operated retail store operations and specialty sales (consolidating online and mail order into specialty sales).

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to our financial statements.

     We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

     Our accounting policies are more fully described in Note 2 in the "Notes to the Consolidated Financial Statements," included in our Annual Report on Form 10-K for the year ended December 30, 2001. We have identified the following critical accounting policies:

-Inventory. Raw materials consist primarily of green bean coffee and finished goods consist primarily of roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

-Intangibles and other assets. During the thirty-nine weeks ended September 29, 2002, we entered into a contractual agreement with Safeway Inc., a national grocery chain, to sell Peet's coffee through its grocery stores. We began shipping during the third quarter of this year. The agreement included an upfront payment to Safeway Inc. that we recorded in intangibles and other assets and will be amortized as a reduction of revenue based upon estimated sales during the contract period.

-Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived asset in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

-Accrued compensation. In March 2002 we began recording an estimated liability for self-insured workers' compensation claims in our condensed consolidated financial statements. The self-insurance liability is determined actuarially, based on claims paid, filed and reserved for, and projected using an industry loss development factor, as well as using historical experience ratings. Should a greater amount of claims occur compared to what is estimated or the medical costs increase beyond what was anticipated, the recorded liability may not be sufficient.

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

     We have also chosen certain accounting policies when options are available, including the intrinsic value method or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option awards. These accounting policies are applied consistently for all years presented.

RESULTS  OF  OPERATIONS

     The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.



                                                                 THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2002            2001            2002            2001
                                                            --------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue                                                         100.0%          100.0%          100.0%          100.0%
Cost of sales and related occupancy expenses                         45.9            48.8            46.5            48.3
Operating expenses                                                   32.3            33.2            32.2            33.1
Marketing and advertising expenses                                    4.6             3.2             4.6             5.2
General and administrative expenses                                   5.5             5.5             7.3             6.8
Depreciation and amortization expenses                                4.6             5.7             4.5             5.6
                                                            --------------  --------------  --------------  --------------
Income from operations                                                7.1             3.6             4.9             1.0
Interest (income) / expense, net                                     (0.9)            0.5            (0.4)            0.5
                                                            --------------  --------------  --------------  --------------
Income before income taxes                                            8.0             3.1             5.3             0.5
Income tax provision                                                  3.0             1.2             2.0             0.2
                                                            --------------  --------------  --------------  --------------
Net income                                                            5.0%            1.9%            3.3%            0.3
                                                            ==============  ==============  ==============  ==============

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores                                                        73.7%           80.4%           76.3%           80.3%
Specialty sales                                                      26.3            19.6            23.7            19.7

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products                               59.4%           56.8%           58.6%           58.0%
Beverages and pastries                                               40.6            43.2            41.4            42.0


OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores                                                        35.8%           35.7%           35.4%           36.5%
Specialty sales                                                      22.2            23.2            22.1            19.6

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue                                                          11.7%                            9.9%
     Retail stores                                                    2.4                             4.3
     Specialty sales                                                 49.6                            32.7
Cost of sales and related occupancy expenses                          5.1                             5.8
Operating expenses                                                    8.4                             6.9
Marketing and advertising expenses                                   61.0                            (3.5)
General and administrative expenses                                  11.9                            17.1
Depreciation and amortization expenses                               (9.9)                          (10.4)

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period                                           60              60              60              58
     Store openings                                                     1               0               1               2
     Store closure                                                      0               0               0               0
     End of period                                                     61              60              61              60
Pounds of whole bean coffee sold (in thousands)                     1,278           1,079           3,625           3,296


THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001

NET  REVENUE

     Net revenue for the third quarter increased versus the same prior year period primarily as a result of the continued expansion of our specialty sales segment.

     In the retail segment we experienced increased revenue primarily as a result of increased sales from existing stores, sales from stores we opened in 2001, and the introduction of new beverage products. We opened one new store located in Santa Clarita, California during the third quarter of 2002. In addition, one store under construction, located in San Jose, California was scheduled to open during the quarter but is delayed until 2003 due to fire damage affecting much of the shopping center. We have signed leases for five additional locations of which four are expected to open in 2002 and one in 2003. Sales of whole bean coffee and related products in the retail segment increased by 1.2% while sales of beverages and pastries increased by 3.5%. The greater increase in beverage and pastry sales is primarily due to the slow maturation of whole bean coffee sales in newer stores.

     During the third quarter of 2002, we continued our sales initiatives in the specialty sales segment and increased revenue 49.6% as compared to the same prior year period. The increase consisted primarily of a $1.7 million, or 312.0%, increase in sales to specialty grocery and gourmet food stores and a $0.3 million, or 56.0%, increase in sales to restaurants and foodservice companies. Increase in the grocery channel sales was primarily due to the rollout of whole bean and ground coffee to Safeway during the quarter and the continuing volume growth in multi-location chains such as Whole Foods and Gourmet Garage. The rollout to Safeway's approximately 861 west coast stores occurred in July while the first shipment to the remaining approximately 340 east coast stores took place in late September and is expected to be rolled out by mid-November. In the restaurant and food service area, sales increase was primarily due to new accounts such as Omni Hotels, as well as continued strong volume growth in accounts such as Wolfgang Puck's restaurants and Anton Airfoods in the John F. Kennedy International Airport. Office coffee sales, which represented 2.8% of our revenue, decreased $51,000, or 6.6%, due to economy-driven office closures and downsizing.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, and manufacturing costs, rent and other occupancy costs. Cost of sales decreased as a percent of net revenue primarily due to:

- Lower coffee cost due to lower commodity prices of coffee in the world market;
- Lower retail occupancy expenses due to only one new store opening in the current year;
-     Leverage  gained  from  increase  use  of  our manufacturing capacity; and
-     Increased  specialty  sales.

OPERATING  EXPENSES

     Operating expenses for the third quarter of 2002 increased as compared to the same prior year period as we grew our business. However, operating expenses as a percent of net revenue decreased primarily due to the increase in our net revenue and the successful management of new rollout programs such as Safeway and Omni Hotels. Retail operating expenses were flat as compared to prior year as the result of our productivity improvement initiative, which involved a reduction in store hours and pay rates. We are currently evaluating business intelligence and labor scheduling tools in an effort to further improve retail productivity and efficiency.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expense in the third quarter of 2002 as compared to the same prior year period increased 61.0%. The increase was due primarily to the introduction of the new Peet's customer card in our retail stores and the rollout of Omni Hotels. As a percent of net revenue, marketing and advertising expenses increased to 4.6%, but is in line with our full year planned spending.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     The increase in general and administrative expenses in the third quarter of 2002 as compared to the same prior year period is primarily due to the reversal of $0.1 million in reserve as a result of the lease assignment of the closed Naperville location in the prior year. Excluding this item, general and administrative expenses increased by less than 1.0%.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

     Depreciation and amortization expenses decreased in the third quarter of 2002 as compared to the same prior year period due primarily to certain assets becoming fully depreciated as of the end of fiscal 2001. In addition, we only opened one new store in the latter half of the thirteen week period.

INTEREST  (INCOME)/EXPENSE,  NET

     Interest income was generated from the investment of our secondary public offering proceeds in short-term and long-term interest-bearing, investment grade securities.

PROVISION  FOR  INCOME  TAXES

     Our effective tax rate for the third quarter of 2002 was 37.0% compared to 39.8% in the same prior year period. Management expects the tax rate to remain at 37.0% for the remainder of fiscal 2002.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001

NET  REVENUE

     Net revenue for the thirty-nine weeks ended September 29, 2002 increased for the specialty sales and retail segments as compared to same period in 2001. Whole bean and related sales increased 11.1% and beverage and pastries sales increased 8.2%.

     In the retail segment, sales increased by 4.3% primarily as a result of increased sales from existing stores, sales from stores we opened in 2001, and new beverage products. In the specialty sales segment, sales increased by 32.7% primarily due to new accounts added in the grocery channel and strong volume growth in the restaurant and foodservice areas. Mail order and online sales increased by 1.6% due to leverage gained from multi-channel marketing, and office coffee sales declined by 9.0% due to economy-driven office closures and downsizing.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses increased by 5.8% as a result of increased sales volume. Cost of sales as a percent of net revenue decreased primarily due to the same factors affecting the third quarter of 2002 as discussed above.

OPERATING  EXPENSES

     Operating expenses increased as compared to the same prior year period as we grew our business. As a percent of net revenue, operating expenses decreased primarily due to the increase in our net revenue, one new store opening in 2002 and a payroll reduction initiative affecting our Company-operated retail stores, offset by increased expenses associated with the growth of our specialty sales segment.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expense decreased 3.5% as compared to the same prior year period. As a percent of net revenue, marketing and advertising expenses decreased due to the leverage gained from marketing across multiple channels of distribution and no significant expenditures for the acquisition of new customers.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     The increase in general and administrative expenses as compared to the same prior year period is primarily due to transitional costs associated with the hiring of our new president and chief executive officer and the change of our stock option administrator. In addition, we had additional expenses related to the increased volume of annual reports and proxy statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

          At September 29, 2002, we had $5.5 million in total cash and cash equivalents and $20.4 million in working capital.

          Net cash provided by operations was $5.4 million during the first thirty-nine weeks of 2002 compared to $1.1 million in the same prior year period. Operating cash flows were positively impacted by net income, adjusted for depreciation and amortization, offset by changes in working capital items.

          Net cash used in investing activities was $44.7 million during the first thirty-nine weeks of 2002. Investing activities primarily consisted of the purchase of short and long-term investments of the $39.7 million from the net proceeds from the secondary offering in interest-bearing investment grade securities. Other uses of cash include capital expenditures related to merchandise display remodels in our existing stores, preparing and opening new retail stores, information technology support systems upgrades and plant packaging equipment to support the growth in specialty sales.

          Net cash provided by financing activities was $42.1 million during the first thirty-nine weeks of 2002. Financing activities during the period consisted primarily of the proceeds from the secondary public offering of our stock in April 2002, net of related expenses, exercise of stock options, and purchases of our common stock by our employees through our employee stock purchase plan.

     We have a credit facility with General Electric Capital Corporation, which provides for a revolving line of credit of $15.0 million through September 2005. Total availability under the revolving line of credit is determined by subtracting our funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 3.50 for the period between September 1, 2001 and September 1, 2002, and 2.50 after September 1, 2002. As of September 29, 2002, there was no outstanding balance and we had $13.9 million available under the revolving line of credit with other senior funded debt of $1.1 million. The credit facility was last amended on April 23, 2002 allowing for the completion of the Company's secondary public offering and reflects our updated cash and capital requirements.

          In December 1995, we obtained financing under industrial development revenue bonds issued by California Statewide Communities Development Authority. Outstanding amounts under the bonds bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $0.1 million is payable quarterly each February, May, August, and November. As of September 29, 2002, we have an outstanding standby letter of credit of $1.4 million backing this long term borrowing. The reducing standby letter of credit bears an annual interest charge of 1.25% payable monthly.

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

          The following table set forth below reflects our contractual cash obligations and our other commercial commitments as of September 29, 2002.



                                          PAYMENTS DUE BY PERIOD
                                              (IN THOUSANDS)
                                         ------------------------
                                                                   LESS THAN
CONTRACTUAL OBLIGATIONS                           TOTAL              1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  ------------------------  ----------  ----------  ----------  --------------
Industrial development revenue bonds     $                    970  $      440  $      530
Capital lease obligations                                      51          47           4
Retail store operating leases                              22,230       4,742      11,616  $    3,878  $        1,994
Fixed-price coffee purchase commitments                    16,241      10,076       5,827         338
                                         ------------------------  ----------  ----------  ----------  --------------
     Total contractual cash obligations  $                 39,492  $   15,305  $   17,977  $    4,216  $        1,994
                                         ========================  ==========  ==========  ==========  ==============

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

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted SFAS No. 144 on December 31, 2001. Adoption of this standard did not have a material effect on our financial position or results of operations.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Although we have no borrowings on our credit facility, if we chose to, our cost for financing would be exposed to market risk from changes in interest rates on any outstanding bank debt. Our revolving line of credit bears interest at certain applicable margin levels contingent upon our leverage ratio on a quarterly basis. The interest rate, which is either the Index rate (the higher of prime or 50 basis points over the average of rates for overnight federal funds transactions) plus a range from 0.00% to 0.25% or a rate equal to LIBOR plus a range from 2.00% to 2.50%, increases as our leverage ratio increases. Adjustments to the applicable margin level are implemented quarterly on a prospective basis. The interest cost of our bank debt is affected by changes in either prime, federal funds rates, or LIBOR. Such changes could adversely impact our cost of borrowing.

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

     As of September 29, 2002, we had approximately $16.2 million in open fixed-priced purchase commitments with delivery dates ranging from October 2002 through November 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 30, 2001. Please refer to our Annual Report on Form 10-K for the year ended December 30, 2001.

ITEM  4.     CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

a.     Evaluation  of  Disclosure  Controls  and  Procedures

     Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14
(c)  promulgated  under  the  Securities  Exchange  Act  of 1934) are effective.

b.     Changes  in  Internal  Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM  2.     CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

     We completed our secondary public offering in April 2002 pursuant to a Registration Statement on Form S-3 initially filed on March 27, 2002, as subsequently amended (the "Registration Statement") (File No. 333-85082).

     The aggregate proceeds to us from the offering were $43.9 million. We paid expenses of approximately $2.9 million, of which approximately $2.4 million represented underwriting discounts and commissions and approximately $0.5 million represented expenses related to the offering. Net proceeds from the offering were $41.0 million. At November 11, 2002, all of the net proceeds were invested in short-term and long-term, interest-bearing, investment grade securities. We expect that our use of proceeds from the offering will conform to the intended use of the proceeds as described in our prospectus dated April 19, 2002, except that the proceeds have been invested in short-term and long-term, interest-bearing investment grade securities until required for working capital purposes.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.     Exhibits



Exhibit Number  Description
--------------  ------------------------------------------------------------------------

                Peet's Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee
         10.10  Director Stock Option Plan and Form of Stock Option Agreement.
--------------  ------------------------------------------------------------------------
                Certification of the Company's Chief Executive Officer, Patrick O'Dea,
          99.1  pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  ------------------------------------------------------------------------
                Certification of the Company's Chief Financial Officer, Mark N. Rudolph,
          99.2  pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  ------------------------------------------------------------------------

     __________

b.     Reports  on  Form  8-K

     None

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November  12,  2002          PEET'S  COFFEE  &  TEA,  INC.
       -------------------
                                     By:  /s/  Mark  N.  Rudolph
                                        ----------------------
                                        Mark  N.  Rudolph
                                        Vice President, Chief Financial Officer,
                                        Treasurer  and  Secretary

                                 CERTIFICATIONS


I,  Patrick  O'Dea,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Peet's Coffee & Tea, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  12,  2002            /s/  Patrick  O'Dea
                                       -------------------
                                       Patrick  O'Dea
                                       President  and  Chief  Executive  Officer


I,  Mark  N.  Rudolph,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Peet's Coffee & Tea, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  12,  2002           /s/  Mark  N.  Rudolph
                                       ----------------------
                                       Mark  N.  Rudolph
                                       Vice President, Chief Financial Officer,
                                       Treasurer  and  Secretary