Form 10-K
period 2002-12-29
PEETS COFFEE & TEA INC
filed 2003-03-31
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                 ______________
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  29,  2002

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-32233

                            PEET'S COFFEE & TEA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                         ______________________________

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

                           COMMON STOCK, NO PAR VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                            ________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.          Yes [X]  No[  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes [X]   No [  ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock on June 30, 2002 (the registrant's most recently completed second quarter) and March 14, 2003 as reported by the Nasdaq National Market, was $206,446,131 and $180,755,204, respectively. Shares of Common Stock held by each officer and director and each person known to the Company to hold 10% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 14, 2003, 12,255,739 shares of registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 2003 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 29, 2002, are incorporated by reference into Part III of this Form 10-K.



                                                TABLE OF CONTENTS
              -------------------------------------------------------------------------------------
                                                                                                  PAGE
              -------------------------------------------------------------------------------------
                                                     PART I
              -------------------------------------------------------------------------------------

Item 1.       Business                                                                                4
------------  -------------------------------------------------------------------------------------  --
Item 2.       Properties                                                                              9
------------  -------------------------------------------------------------------------------------  --
Item 3.       Legal Proceedings                                                                      10
------------  -------------------------------------------------------------------------------------  --
Item 4.       Submission of Matters to a Vote of Security Holders                                    10
------------  -------------------------------------------------------------------------------------  --

                                                    PART II
------------

Item 5.       Market for Registrant's Common equity and Related Stockholder Matters                  10
------------  -------------------------------------------------------------------------------------  --
Item 6.       Selected Financial Data                                                                11
------------  -------------------------------------------------------------------------------------  --
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations  12
------------  -------------------------------------------------------------------------------------  --
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk                              21
------------  -------------------------------------------------------------------------------------  --
Item 8        Financial Statements and Supplementary Data                                            27
------------  -------------------------------------------------------------------------------------  --
Item 9        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure   27
------------  -------------------------------------------------------------------------------------  --

                                                    PART III
------------

Item 10.      Directors and Executive Officers of the Registrant                                     28
------------  -------------------------------------------------------------------------------------  --
Item 11.      Executive Compensation                                                                 28
------------  -------------------------------------------------------------------------------------  --
Item 12.      Security Ownership of Certain Beneficial Owners and Management                         28
------------  -------------------------------------------------------------------------------------  --
Item 13.      Certain Relationships and Related Transactions                                         28
------------  -------------------------------------------------------------------------------------  --
Item 14.      Controls and Procedures                                                                28
------------  -------------------------------------------------------------------------------------  --

                                                    PART IV
------------

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       29
------------  -------------------------------------------------------------------------------------  --
              Signatures                                                                             32
------------  -------------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     Some of the matters discussed under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Business" and elsewhere in this report include forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

-     Implementing  our  business  strategy;
-     Attracting  and  retaining  customers;
-     Obtaining  and  expanding  our  market presence in new geographic regions;
-     The  availability  of  high  quality  Arabica  coffee  beans;
-     Consumers  tastes  and  preferences;  and
-     Competition  in  our  market.

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

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee. We sell our fresh roasted coffee under strict freshness standards through multiple channels of distribution including grocery stores, online and mail order, office, restaurant and food service accounts and 68 company-operated stores in four states.

     We believe that roasted coffee is a perishable product and we pursue distribution channels that are consistent with our strict freshness standards. For instance, our distribution to grocery stores emphasizes the use of an existing network of distributors who deliver fresh goods to our targeted accounts. Our online and mail order customers are shipped coffee directly from our facility and we roast to order. Our goal is to ensure that customers receive coffee within days of roasting.

     Over the past five years, we have expanded from a regional retailer that operates its own outlets into a national coffee brand available through multiple channels of distribution. We extended our retail presence to Southern California in 1997, Chicago and Portland in 1998 and Boston in 1999. We signed our first office coffee distribution agreement in 1997 and have since added a number of restaurants, food service accounts, and office coffee distributors in select markets. We added online ordering capability to our website in 1997 to complement our existing mail order business and have since invested in marketing programs designed to support our online and mail order channel. In 1998, we initiated a strategic expansion into specialty grocery and gourmet food stores. In 2002, this expansion was further developed to include distribution to mainstream grocers; as we expanded our grocery accounts from 130 to over 1,400 stores primarily as a result of our distribution agreement with Safeway Inc. We believe our expansion strategy emphasizes disciplined growth and enhancement of our brand's image and quality reputation. See Note 13, "Segment Information" to the "Notes to Consolidated Financial Statements", included elsewhere in this report.

     Our website is located at www.peets.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website at http://investor.peets.com/edgar.cfm as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Peet's was organized as a Washington corporation in 1971.

COMPANY  RETAIL  STORES

     We operate 68 retail stores in four states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions and issues. Upon order, beans are scooped and ground to the customer's specific requirement. To ensure that the freshest beans are sold to customers, we implemented a policy to not sell beans beyond ten days from roasting and we trained our store managers to order and replenish coffee daily. Our beverage counter features coffee based beverages that promote the sale of whole bean coffee with a standard rotation of coffee brewed from each category of coffees we sell. It is our policy to brew a new batch of coffee every 30 minutes and not re-heat milk in espresso based drinks to ensure freshness. See "Item 2. Properties" for further discussion about our retail stores.

SPECIALTY  SALES

     In addition to sales through our retail stores, we have expanded the availability of our products through a network of grocery stores, including Safeway Inc., Whole Foods Markets, and Bristol Farms. To support this expansion, we have developed a direct store delivery ("DSD") sales and distribution system. Peet's DSD route sales representatives deliver to their stores weekly, properly shelve the product, work to resolve pricing discrepancies, rotate to ensure freshness, sell and erect free-standing displays, and forge store-level selling relationships. We expect to have approximately 50 DSD route sales representatives in 2003, of which approximately 30 will be full-time Peet's employees, to support the expansion into new grocery accounts in the western United States as well as existing Safeway stores. In the food service and office business, we have a staff of sales and account managers who make sales calls to potential and existing accounts and manage our distributor network. Additionally we have established relationships with office, restaurant and food service distributors to expand our account base in select markets. These distributors have their own sales and account management resources. In the online and mail order channel, we have a dedicated website and customer service representatives that provide points of contact to our customers for coffee ordering and coffee knowledge. Our website features an Express Buy function for registered customers for speed and ease, special coffee and tea programs, and a coffee and tea selector to assist the customer in choosing a product based upon certain characteristics. In addition to our website, we have a team of mail order customer service representatives who assist customers in placing customer orders, choosing a gift item, providing product information, and resolving customer issues. Customer service representatives are regularly trained on Peet's product offerings through weekly coffee and tea tastings.

OUR  COFFEE

   Coffee  Beans

     Coffee is an agricultural crop that undergoes price fluctuation and quality differences depending on weather, economic and political conditions in coffee producing countries. We purchase only Arabica coffee beans, which are considered superior to the Robusta coffee beans traded in the commodity market. Arabica beans usually grow at high elevations, absorb little moisture and mature slowly. Thus, although most coffee trades in the commodity market, the Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Our access to high quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. In 2002, we purchased over half of our coffee beans through one broker. We believe that, as a result of our reputation that has been built over 37 years, we have access to some of the highest quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

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

   Coffee  Types  and  Blends

     Beyond sourcing and roasting, we have developed a reputation for expert coffee blending. Our blends, such as Major Dickason's Blend(R), are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 32 types of coffee as regular menu items. Included in this figure are approximately 21 blends with the balance being single origin coffees from countries such as Colombia, Guatemala and Kenya. In 2001, we introduced a line of high-end reserve coffees, such as Kona, Jamaica Blue Mountain, Aged Moka Java, and JR Reserve Blend(R). We are active in seeking, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year.

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

COMPETITIVE  POSITIONING

     The specialty coffee market can be characterized as highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffe , Millstone (Procter & Gamble), Seattle's Best (AFC Enterprises) and Starbucks. There are numerous smaller, regional brands that also compete in this category. We also compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee.

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

INTELLECTUAL  PROPERTY

     We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet's(R), Peet's Coffee & Tea(R), peets.com(R), Blend 101(R), Garuda Blend(R), JR Reserve Blend(R), Maduro Blend(R), Major Dickason's Blend(R), Pride of the Port(R), Pumphrey's Blend(R), Sierra Dorada Blend(R), Summer House(R), Top Blend(R), and Vine Street Blend(R). We also have registered trademarks on our stylized logo. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks, including Espresso Forte(TM) and Gaia Organic Blend(TM).

     We own registered trademarks for our name and logo in Argentina, Australia, Brazil, Canada, Chile, China, the European Community, Hong Kong, Japan, Paraguay, Singapore, South Korea, Taiwan, and Thailand. We have filed additional applications for trademark protection in the Philippines. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet's and our roasting process.

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

INFORMATION  SYSTEMS

     The information systems installed at Peet's are used to manage our operations and increase the productivity of our workforce. We have recently implemented an advanced point-of-sale system to increase store productivity, provide a higher level of service to our customers and maintain timely information for performance evaluation. Our new registers have touch screen components and full point-of-sale capability. We implemented a Peet's cash card in our retail stores and website that will, in the future, allow us to implement customer loyalty programs. Currently, we are implementing business intelligence software to better support and analyze our business in all channels. In addition, we are also deploying a labor and scheduling system to increase productivity in our retail stores.

     Our website is hosted at our corporate headquarters in Emeryville, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our site is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and United States Postal Service. Our peets.com site contains several customer-centered functions such as Express Buy (which stores customer-specific lists of favorite coffee and items), multiple ''ship-to'' capability on a single bill and extensive coffee search and product matching. Website and call center system functionality are designed to accommodate the need for customers to place repeat orders or automatic orders delivered on a pre-set schedule. We designed our website to provide fast, easy and effective operation when navigating and shopping on our site. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

EMPLOYEES

     As of March 14, 2003, we employed a workforce of 1,667 people, approximately 324 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week. We continue to offer competitive benefits packages to attract and retain valuable employees.

GOVERNMENT  REGULATION

     Our coffee roasting operations and our retail stores are subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then:

-     The  opening  of  new  retail  locations  could  be  delayed;
- The operation of existing retail locations or our coffee roasting operations could be interrupted; or
-     Our  product  offerings  could  be  limited.

     We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

OUR  EXECUTIVE  OFFICERS

     Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of March 14, 2003.


NAME                 AGE                                  POSITION
-------------------  ---  -------------------------------------------------------------------------

Patrick J. O'Dea      41  Chief Executive Officer, President and Director
-------------------  ---  -------------------------------------------------------------------------
Mark N. Rudolph       44  Chief Financial Officer, Vice President, Treasurer and Secretary
-------------------  ---  -------------------------------------------------------------------------
Michael J. Cloutier   48  Vice President, Information Technology
-------------------  ---  -------------------------------------------------------------------------
James E. Grimes       47  Vice President, Operations and Information Systems
-------------------  ---  -------------------------------------------------------------------------
William M. Lilla      47  Vice President, Foodservice/Office and New Business Development
-------------------  ---  -------------------------------------------------------------------------
Deborah McGraw        61  Vice President, Retail Operations
-------------------  ---  -------------------------------------------------------------------------
Peter B. Mehrberg     44  Vice President, New Store Development & International and General Counsel
-------------------  ---  -------------------------------------------------------------------------
James A. Reynolds     64  Vice President, Coffee and Tea
-------------------  ---  -------------------------------------------------------------------------

Patrick J. O'Dea has served as Chief Executive Officer, President and as a director since May 2002. From April 1997 to March 2001, he was CEO of Archway/Mother's Cookies and Mother's Cake & Cookie Company. From 1995 to 1997, Mr. O'Dea was the Vice President and General Manager of the Specialty Cheese Division of Stella Foods. From 1984 to 1995, he was with Procter & Gamble, where he marketed several of the company's snack and beverage brands.

Mark N. Rudolph has served as Chief Financial Officer since September 1988. He was appointed Vice President in September 1994 and Treasurer and Secretary in May 2001. Mr. Rudolph served as Assistant Secretary from September 1994 to May 2001.

Michael J. Cloutier has served as Vice President, Information Systems since August 1999. He was a Systems Manager for Peet's from August 1999 to December 1999. Between October 1997 and August 1999, Mr. Cloutier founded two computer consulting businesses, 1 - 2 - 1 Solutions and Pleasanton Partners, Inc. From April 1996 to October 1997, Mr. Cloutier served as Vice President, Operations of M1 Software, Inc., a software development company. From 1993 to April 1996, Mr. Cloutier was the Deputy Business and Strategic Planning Officer at the Mare Island Naval Shipyard.

James E. Grimes has served as Vice President of Operations and Information Systems since July 2002. In August 2001, Mr. Grimes founded Supply Chain Consulting, where he provided supply chain management expertise. From January 2001 through August 2001, Mr. Grimes was Senior Vice President of Strategic Planning-Operations at Parmalat Bakery Division, North America. From 1998 to 2001, he was Senior Vice President of Operations at Archway/Mother's Cookies. Previously, Mr. Grimes held various positions at Mother's Cake and Cookie Company. Before joining Mother's, he was at Frito Lay and Procter & Gamble.

William M. Lilla has served as Vice President since April 1998. He has served the Company in several roles, including Vice President, Marketing and Strategy and Vice President, Food Service and New Business Development. Before joining Peet's, Mr. Lilla was employed by The Heublein Wines Group as Vice President of Strategy from October 1997 to April 1998, Vice President of Marketing from September 1994 to October 1997, and Director of Marketing from September 1993 to September 1994.

Deborah McGraw has served as Vice President, Retail Operations since October 1995. She has worked for Peet's in various capacities since 1983. Ms. McGraw became a store manager in 1989 and was promoted to District Manager in March 1989, to Regional Director in January 1994, and to Director of Retail Operations in September 1994.

Peter B. Mehrberg has served as Vice President since 1997. He has served the Company in several roles, including Vice President, Business Development and Vice President, Real Estate. Mr. Mehrberg has also served as General Counsel since September 1994. From July 1994 to June 1997, Mr. Mehrberg was Director of Real Estate.

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

     We operate 68 retail stores in four states. Our retail locations are all company operated in leased facilities. Our store size averages approximately 1,800 square feet. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and high-traffic streets.

     The following table lists the number of retail stores we have in each location as of March 14, 2003:


LOCATION                            NUMBER
----------------------------------  ------

San Francisco Bay Area, California      34
----------------------------------  ------
San Jose, California                     6
----------------------------------  ------
Sacramento, California                   4
----------------------------------  ------
Santa Cruz, California                   1
----------------------------------  ------
Santa Barbara, California                1
----------------------------------  ------
Greater Los Angeles, California          8
----------------------------------  ------
Orange County, California                1
----------------------------------  ------
San Diego, California                    2
----------------------------------  ------
Chicago, Illinois                        2
----------------------------------  ------
Portland, Oregon                         3
----------------------------------  ------
Boston, Massachusetts                    6
----------------------------------  ------

TOTAL                                   68
----------------------------------  ======

ITEM  3.     LEGAL  PROCEEDINGS

     In the ordinary course of our business, we may from time to time become involved in certain legal proceedings. On February 25, and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and seeks class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys fees and costs. We are investigating and intend to vigorously defend this litigation, but because the cases are in their early stages, the financial impact to the Company, if any, cannot be predicted.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended December 29, 2002.


                                     PART II


ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

MARKET  FOR  THE  REGISTRANT'S  STOCK

     The Company's common stock commenced regular trading on the Nasdaq National Market System under the symbol ''PEET'' on January 25, 2001. Prior to that time, there was no public market for the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market since January 25, 2001.


                                                   HIGH      LOW
                                                  -------  -------
FISCAL YEAR ENDED DECEMBER 29, 2002
------------------------------------------------

     Fourth Quarter                               $16.240  $10.800
------------------------------------------------  -------  -------
     Third Quarter                                $17.030  $12.000
------------------------------------------------  -------  -------
     Second Quarter                               $18.890  $12.880
------------------------------------------------  -------  -------
     First Quarter                                $16.150  $10.850
------------------------------------------------  -------  -------
FISCAL YEAR ENDED DECEMBER 30, 2001
------------------------------------------------
     Fourth Quarter                               $11.500  $ 7.350
------------------------------------------------  -------  -------
     Third Quarter                                $ 9.060  $ 6.180
------------------------------------------------  -------  -------
     Second Quarter                               $10.000  $ 7.250
------------------------------------------------  -------  -------
     First Quarter (commencing January 25, 2001)  $16.125  $ 6.125
------------------------------------------------  -------  -------


     As of March 14, 2003, there were approximately 282 registered holders of record of the Company's common stock. On March 14, 2003, the last sale price reported on the Nasdaq National Market System for the common stock was $15.79 per share.

DIVIDEND  POLICY

     We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our current credit facility restricts our ability to pay dividends. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.''

USE  OF  PROCEEDS  FROM  SALES  OF  REGISTERED  SECURITIES

     We completed our initial public offering of our common stock in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (the ''Registration Statement'') (File No. 333-47597). As of March 14, 2003, $17.4 million of the net proceeds from the offering had been used for debt reduction, and the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities.

     We completed our secondary public offering of our common stock in April 2002 pursuant to a Registration Statement on Form S-3 initially filed on March 27, 2002, as subsequently amended (the "Registration Statement" (File No. 333-85085). The aggregate proceeds to us from the offering were $43.9 million. We paid expenses of approximately $2.9 million, of which approximately $2.4 million represented expenses related to underwriters' fees. Net proceeds from the offering were $41.0 million. As of March 14, 2003, all of the net proceeds were invested in short-term and long-term, United States Government and Agency securities. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as describe in our prospectus dated April 19, 2002, except that the proceeds have been invested in short-term and long-term, interest-bearing United States Government and Agency securities until required for working capital purposes.


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


                                     SELECTED CONSOLIDATED FINANCIAL DATA
                                     (in thousands, except per share data)

                                                                                   YEAR
                                                             ----------------------------------------------

                                                               1998      1999      2000      2001      2002
                                                             --------  --------  --------  --------  ---------
STATEMENT OF OPERATIONS DATA:
Net revenue                                                  $59,787   $69,059   $84,302   $94,400   $104,073
Cost of sales and related occupancy expenses                  30,303    33,641    40,655    45,357     48,146
Operating expenses                                            18,175    22,115    28,073    30,617     33,221
Marketing and advertising expenses                             2,176     3,491     6,069     4,812      4,554
General and administrative expenses                            5,303     5,551     5,893     6,243      6,732
Depreciation and amortization expenses                         2,711     3,404     4,576     5,038      4,568
                                                             --------  --------  --------  --------  ---------
Income (loss) from operations                                  1,119       857      (964)    2,333      6,852
Interest income (expense), net                                  (709)     (985)   (1,907)     (429)       540
                                                             --------  --------  --------  --------  ---------
Income (loss) before income taxes                                410      (128)   (2,871)    1,904      7,392
Income tax (provision) benefit                                  (242)      (16)      596      (749)    (2,735)
                                                             --------  --------  --------  --------  ---------
Net income (loss)                                            $   168   $  (144)  $(2,275)  $ 1,155   $  4,657
                                                             ========  ========  ========  ========  =========

Net income (loss) per share:
     Basic                                                   $  0.04   $ (0.03)  $ (0.50)  $  0.15   $   0.43
                                                             ========  ========  ========  ========  =========
     Diluted                                                 $  0.03   $ (0.03)  $ (0.50)  $  0.14   $   0.40
                                                             ========  ========  ========  ========  =========

Shares used in calculation of net income (loss) per share:
     Basic                                                     4,397     4,489     4,515     7,941     10,919
                                                             ========  ========  ========  ========  =========
     Diluted                                                   5,710     4,489     4,515     8,212     11,627
                                                             ========  ========  ========  ========  =========

BALANCE SHEET DATA:
Cash and cash equivalents                                    $   873   $ 1,074   $ 1,598   $ 2,718   $ 19,672
Working capital (deficit)                                     (1,333)   (5,486)   (2,853)    3,315     22,499
Total assets                                                  29,864    34,650    39,721    41,409     95,145
Borrowings under line of credit                                4,472     5,600     4,246     1,968          -
Current portion of long-term borrowings                        1,701     2,816     2,037       513        468
Long-term borrowings, less current portion                     5,962     7,240    14,544       895        424
Total shareholders' equity                                    10,791    11,191     9,167    28,770     80,504

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect revenue in our other distribution channels, namely grocery stores, online and mail order and office, restaurant and food service accounts, to increase at a more rapid rate. We are also continuing to explore opportunities internationally through strategic relationships.

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

     Our accounting policies are more fully described in Note 2 "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements," included elsewhere in this report. We have identified the following critical accounting policies:

-Inventory. Raw materials consist primarily of green bean coffee. Finished goods include roasted coffee, tea, accessory products, spices, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

-Intangibles and other assets. During 2002, we entered into a contractual agreement with Safeway Inc., a national grocery chain, to sell Peet's coffee through its grocery stores. We began shipping during the third quarter of this year. The agreement included an upfront payment to Safeway Inc. that we recorded in intangibles and other assets and is being amortized as a reduction of revenue based upon estimated sales during the contract period.

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

-Accrued compensation. In March 2002, we modified our workers' compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers' compensation claims. The liability is determined actuarially, based on claims paid, filed and reserved for, and projected using an industry loss development factor, as well as using historical experience ratings. As of December 29, 2002, the first 10 months of the policy period, we had $703,000 accrued for workers' compensation. Should a greater amount of claims occur compared to what is estimated or the medical costs increase beyond what was anticipated, the recorded liability may not be sufficient.

-Income taxes. We have federal and state net operating loss carryforwards and charitable contribution carryforwards. The utilization of these carryforwards is dependent on future income. We have established a valuation allowance for the portion of the carryforwards that we do not expect to utilize. Although we believe the valuation allowance is appropriate, if future taxable income were to differ significantly from the amounts estimated, the valuation allowance would need to be adjusted.

-Hedge accounting. We use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting which is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments did not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and
Note 12 "Hedging Activities" in the "Notes to Consolidated Financial Statements" included elsewhere in this report.

     We have also chosen certain accounting policies when options are available, including the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option awards. These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using the alternative of SFAS No. 123, "Accounting for Stock-Based Compensation," is included in Note 2 "Summary of Significant Accounting Policies" and Note 10 "Stock Option and Employee Purchase Plans" in the "Notes to Consolidated Financial Statements," included elsewhere in this report.

BUSINESS  SEGMENTS

     Our coffee and related items are sold through multiple channels of distribution that are considered separate segments under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." These channels provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. Historically, we have operated in three reportable segments: retail, online and mail order and specialty sales. Management evaluates segment performance primarily based on revenue and segment operating income. Effective at the beginning of the second quarter of 2002, due to the nature of cross-channel marketing and consumer purchase behavior from our multi-channel selling strategy, we have had an organizational change, combining the online and mail order segment and the specialty sales segment. We are indifferent as to where consumers purchase our coffees and teas, so we have aggregated these individual sales channels into one reportable segment. Company-operated retail stores operations remain a separate channel due to the beverage component of this business and the percent of overall revenues it represents. Therefore, we have two reportable segments, consisting of:

-     Our  retail  stores;  and
- Specialty sales, which consist of sales to online and mail order customers, and sales to grocery stores, restaurant and food service companies, and office accounts.

     We believe growth opportunities exist in all these channels. Our expansion is focused first in developing the western U.S. existing markets where we already have a presence and have a higher customer awareness. We will continue to open new stores in strategic locations that meet our demographic profile in these markets, make our coffees more broadly and conveniently located in grocery stores, and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the food service and office environment. We also will penetrate new markets and channels that we believe can support the sale of specialty coffee, and continue to explore opportunities internationally.

BUSINESS  CATEGORIES

     In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

-     Whole  bean  coffee  and  related  products;  and
-     Beverages  and  pastries.

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

     In addition, each store has a beverage bar that is dedicated to the sale of prepared beverages and pastries. Moreover, our two business categories within a store mature at different rates. When we open a store, the initial sales are primarily beverage and pastry related. The distance a consumer will travel, or trade area, for beverages and pastries is short (usually one to three miles) representing a convenience purchase. Consequently, the beverage and pastry business matures rapidly. The trade area for whole bean coffee is much larger (usually three to five miles), representing destination shopping. Whole bean sales from stores mature more slowly (typically three to five years). Therefore, sales at newer stores have a much higher beverage and pastry component and shift to a higher whole bean percentage as the store matures. In 2002, whole bean coffee and related products sales from stores opened for less than 5 years was 41.9% of net revenue versus 50.9% for stores opened for more than 5 years. The dynamics of opening many new stores over the past few years have resulted in a higher beverage and pastry percentage within our net revenue.

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


                                                                     YEAR
                                                            ---------------------

                                                             2000    2001    2002
                                                            ------  ------  ------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue                                                 100.0%  100.0%  100.0%
Cost of sales and related occupancy expenses                 48.2    48.1    46.3
Operating expenses                                           33.3    32.4    31.9
Marketing and advertising expenses                            7.2     5.1     4.4
General and administrative expenses                           7.0     6.6     6.5
Depreciation and amortization expenses                        5.4     5.3     4.4
                                                            ------  ------  ------
Income (loss) from operations                                (1.1)    2.5     6.5
Interest income (expense), net                               (2.3)   (0.5)    0.5
                                                            ------  ------  ------
Income (loss) before income taxes                            (3.4)    2.0     7.0
Income tax (provision) benefit                                0.7    (0.8)   (2.6)
                                                            ------  ------  ------
Net income (loss)                                            (2.7)%   1.2%    4.4%
                                                            ======  ======  ======

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores                                                81.0%   79.5%   75.2%
Specialty sales                                              19.0    20.5    24.8


PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products                       59.7%   59.3%   60.1%
Beverages and pastries                                       40.3    40.7    39.9


OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores                                                36.8%   35.5%   35.2%
Specialty sales                                              18.3    20.4    22.1

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue                                                          12.0%   10.2%
     Retail stores                                                    9.9     4.3
     Specialty sales                                                 51.5    33.2
Cost of sales and related occupancy expenses                         11.6     6.1
Operating expenses                                                    9.1     8.5
Marketing and advertising expenses                                  (20.7)   (5.4)
General and administrative expenses                                   5.9     7.8
Depreciation and amortization expenses                               10.1    (9.3)

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period                                   53      58      60
     Stores openings                                            5       2       5
     Store closure                                              0       0       0
     End of the period                                         58      60      65


2002  COMPARED  WITH  2001

Net  revenue

     Net revenue for 2002 increased by 10.2% for the two business segments and categories as compared to 2001. During 2002, we continued our strategy of selling through multiple channels of distribution. A key element of our strategy involves increasing the percentage of revenue from sales of whole bean coffee and related products, which have a higher net margin than beverages and pastries. By accelerating growth in the specialty sales segment, especially in the grocery and foodservice channels, revenue derived from the sale of whole bean coffee and related products as a percent of net revenue increased from 59.3% in 2001 to 60.1% in 2002.

     In the retail segment, revenue increased 4.3% compared to 2001 primarily as a result of increased sales in existing stores and the opening of new retail stores. The $3.2 million revenue increase consisted of $2.8 million from existing stores and $0.4 million from new stores. The revenue increase of $2.0 million in existing stores was due to increased traffic and $0.8 million was due to higher average sales transactions. There were no price increases during the year. During 2002, we opened five new stores compared to two stores opened in 2001. One store was opened during the third quarter while the remaining four stores were opened during the fourth quarter. We opened more new stores in 2002 as we saw the cost and availability of real estate become more favorable in 2002. We expect to open approximately 8 new stores in 2003.

     In the specialty sales segment, revenue increased primarily due to sales initiatives focused in the grocery and foodservice channels. The $6.4 million revenue increase consists of $3.5 million in grocery, $1.6 million in foodservice, and $1.3 million in all other channels such as online and mail order, kiosks and license partners, and office coffee sales. The accelerated growth in grocery was the result of developing relationships with larger multi-location chains such as Safeway Inc. and Whole Foods Markets. We increased the number of grocery stores selling Peet's coffee from 130 locations in 2001 to over 1,400 in 2002. In 2002, we entered into an agreement with Safeway to distribute our coffees to approximately 1,200 Safeway stores across the country. In July 2002, we rolled out distribution to approximately 860 stores in the western United States, including California, Colorado, Pacific Northwest, Arizona, and New Mexico. In September, we rolled out distribution to the remaining 340 stores in the eastern United States, including Texas, Illinois, and Pennsylvania. We expect to expand this sales effort to grocers with similar profiles in the next few years. In the foodservice area, the sales increase was due to acquisition of new customers like the Omni Hotel and the full year impact of existing customers like Wolfgang Puck Fine Dining and Anton Airfoods. In the other channels, including online and mail order, office coffee, and kiosk operations, the sales increase was entirely attributable the full year impact of our kiosk operations in Larry's Markets.

Cost  of  sales  and  related  occupancy  expenses

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, manufacturing costs, rent and other occupancy costs. Primarily as a result of increased net revenue and the addition of five new stores, cost of sales increased by 6.1% in 2002. As a percent of net revenue, cost of sales decreased mainly because of lower coffee costs, lower world commodity coffee prices and the sales of special lot and seasonal coffees, which have a higher margin than regular menu coffees. These benefits were partially offset by the increase in revenue from the specialty sales segment, which has a lower price point than retail and higher shipping and packaging costs.

Operating  expenses

     Operating expenses for 2002 increased as compared to 2001 as we grew our business. However, operating expenses as a percent of net revenue decreased primarily due to the continued productivity initiative affecting our retail stores and the revenue increase in our specialty sales segment, which has lower operating expenses without the intensive labor component of the retail stores. Our focus on growing the specialty sales segment led to an increase in specialty sales operating expenses as a percent of segment revenue. The factors contributing to the increase included the continued upgrade and addition of sales staff and an increase in consulting and distribution costs in the grocery channel. We hired a sales brokerage firm to aide us in selling coffee in the grocery channel. Further, distribution expenses have increased as we have dedicated DSD route sales representatives delivering our product to grocery stores weekly, including the associated commission and vehicle expenses. We expect to have approximately 50 DSD route sales representatives in 2003, of which approximately 30 will be full-time Peet's employees, to support the expansion into grocery stores in the western United States as well as existing accounts, such as Safeway and Whole Foods Markets. The related operating expenses, such as commissions and vehicle expenses, are expected to increase, however, we believe the increased revenue will positively offset these expenses over time.

Marketing  and  advertising  expenses

     We believe the decrease in marketing and advertising expenses in 2002 as compared to 2001 is attributable to the leverage gained from marketing across multiple channels of distribution, as well as the shift in spending to improve stores operations, recognizing stores are our most valuable marketing tool.

General  and  administrative  expenses

     General and administrative expenses increased by 7.8% in 2002 as the result of higher expenses in the areas of stock plan administration, public relations and proxy related activities, higher insurance coverage for directors and officers, and our CEO search.

Depreciation  and  amortization  expenses

     Depreciation and amortization expenses decreased in 2002 due primarily to certain assets becoming fully depreciated during the year. In addition, while we opened 3 more stores than last year, depreciation expense was minimally impacted as most of the stores were opened in the fourth quarter.

Interest  (income)  expense,  net

     Net interest income was generated in 2002 from the investment of the proceeds of our secondary offering in April 2002. The investments are short and long term interest bearing, U.S. Government and Agency securities.

Income  tax  provision

     Taxes on net income in 2002 were $2.7 million, reflecting an effective tax rate of 37.0%. The decrease in the effective rate over the prior year is attributable to the change in the valuation allowance of charitable contributions carryforwards.

2001  COMPARED  WITH  2000

Net  revenue

     Net revenue for 2001 increased 12.0% as compared to 2000. Revenue derived from the sale of whole bean coffee and related products as a percent of net revenue actually decreased slightly in 2001 from 59.7% to 59.3%, primarily as a result of the opening of eighteen retail stores over the past three years.

     In the retail segment, revenue increased primarily as a result of increased sales in existing stores, price increases on whole bean coffee and beverages and pastries effective in December 2000, the opening of new retail stores and the introduction of a line of high-end reserve coffees. During 2001, we opened two new stores compared to five stores opened in 2000. One was in Studio City, Southern California, and the other was in Wellesley, Massachusetts. We opened fewer new stores in 2001 because the cost and availability of real estate was less attractive during 2000 and the first half of 2001.

     The following table sets forth the sources of revenue increases in 2001 by business category for the retail segment (in millions).



Increased volume and change in mix of whole bean coffee  $1.5
Price increase in December 2000                           0.8
                                                         ----
     Total existing stores                                2.3
     Total new stores                                     0.4
                                                         ----
Total whole bean coffee and related products             $2.7
                                                         ====

Increased volume of beverages and pastries               $2.2
Price increase in December 2000                          $1.3
                                                         ----
     Total existing stores                               $3.5
     Total new stores                                    $0.5
                                                         ----
Total beverages and pastries                             $4.0
                                                         ====


     In the specialty sales segment, revenue increased 21.0% primarily due to increases from the grocery and online and mail order channels. The $3.4 million increase consisted of $1.2 million increase in sales to online and mail order customers, $0.8 million in incremental sales to specialty groceries and gourmet food stores, $0.6 million in sales to restaurants and food service companies, and $0.8 million in additional sales to office accounts and Larry's Market kiosks. In the online and mail order channel, our marketing efforts resulted in a 13.2% increase in active customer during 2001. In the grocery channel, we increased the number of specialty grocery and gourmet food stores from 25 in 2000 to over 130 in 2001, including multi-location chains such as Von's Pavilion and Beverages &more!. In the restaurant and food service area, we entered into agreements with companies such as The Wolfgang Puck Fine Dining and Catering
Group and Anton Airfoods. We also began operations of 6 kiosks within Larry's Markets, a specialty grocery chain in Seattle.

Cost  of  sales  and  related  occupancy  expenses

     Cost of sales increased by 11.9% in 2001 primarily as a result of increased net revenue and the addition of two new stores. The lower cost of green bean coffee was partially offset by higher hedging costs. Cost of sales actually decreased as a percent of net revenue mainly because of:

- The December 2000 price increase, which resulted in a higher average sale at our retail store beverage bars and a higher price per pound of whole bean coffee purchased at our retail stores and by online and mail order customers;
- Sales of high-end reserve coffees, which have a higher margin than regular menu coffees; and
-     Fewer  new  stores  opened  during  2001.

     These benefits were partially offset by the increase in revenue from the specialty sales segment, which has a lower price point than retail and a higher shipping cost.

Operating  expenses

Operating expenses as a percent of net revenue decreased primarily due to the increase in our net revenue, a more favorable hiring environment, and a productivity improvement initiative affecting our retail stores. This included programs to increase efficiency in our bar operations and a more standardized scheduling practice.

     Our focus on growing the specialty sales segment led to an increase in specialty sales operating expenses as a percent of segment revenue. The factors contributing to the increase included the payroll expense of new sales staff for the grocery segment expansion, their travel and related expenses, the expenses related to distribution, and the pre-opening and startup costs related to the opening of kiosks in Larry's Markets stores in Seattle. These increases were partially offset by decreases in payroll, order processing and outside services expenses in the online and mail order channel.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 29, 2002, we had $19.7 million in cash and cash equivalents, invested in U.S. Government and Agency securities, and $22.5 million working capital.

     Net cash provided by operations was $11.8 million in 2002 compared to $5.8 million in 2001. Operating cash flows were positively impacted in 2002 by increased net income and higher accounts payable and accrued liabilities. The increase was partially offset by an increase in green coffee bean inventory as we increased our purchases in response to historically low coffee prices and potential longshoremen lockout in the West Coast.

     Net cash used in investing activities was $37.2 million in 2002. Investing activities primarily consisted of the purchase of $27.9 million of long term U.S. Government and Agency securities, and $9.3 million in capital expenditures for property, plant and equipment. Capital expenditures included:

- $4.9 million used for the buildout of new stores and remodel of existing stores;
- $1.9 million used for information technology support systems, and software to support our growing infrastructure;
-     $1.0  million  used  for  kiosks  and  equipment  for  specialty  sales;
- $1.2 million used for manufacturing plant capacity and additional machinery; and
-     $0.3  million  for  various  projects  in  progress.

     Net cash provided by financing activities was $42.4 million in 2002. Financing activities in 2002 consisted primarily of $44.9 million in net proceeds received from our secondary public offering in April and exercise of stock options, partially offset by $2.5 million of repayment of debt.

     We have a credit facility with General Electric Capital Corporation, that provides for a revolving line of credit of $15.0 million that expires in 2005. At December 29, 2002, there was no outstanding balance and $14.1 million available under the revolving line of credit after other senior funded debt of $0.9 million, consisting of industrial development revenue bonds and capital leases.

     Due to the significant repayment of debt from the net proceeds of our initial public offering, we amended our existing credit facility in June 2001 and March 2002 (effective December 24, 2001), December 2002 (effective October 1, 2002), and February 2003 (effective December 1, 2002) to reflect our updated cash and capital requirements. The March 2002, December 2002, and February 2003 amendments include an increase in the capital expenditure limit, an increase in the number of new stores per year, and a relaxation of certain financial covenants. In addition, interest rates on the revolving line of credit have been reduced. We were in compliance with all financial covenants as of December 29, 2002. See Note 6 "Borrowings" in the "Notes to Consolidated Financial Statements," included elsewhere in this report.

     Our 2003 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system, and continued improvement of our data processing capabilities. Our 2003 capital expenditures are expected to be between $9.0 and $10.0 million. Approximately $5.0 million is expected to be used for the opening of eight new retail stores scheduled for 2003 and expenditures for new stores in progress for 2004. Approximately $2.0 million is expected to be used for purchase of new packaging equipment. The remaining $2.5 million is expected to be used for the remodeling of existing stores, equipment for the grocery channel, and information technology enhancements.



                                          PAYMENTS DUE BY PERIOD
                                              (IN THOUSANDS)
                                         ------------------------
                                                                   LESS THAN
CONTRACTUAL OBLIGATIONS                           TOTAL              1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  ------------------------  ----------  ----------  ----------  --------------
Industrial development revenue bonds     $                    860  $      440  $      420
Capital lease obligations                                      32          28           4
Equipment leases                                               87          17          35  $       35
Retail store operating leases                              23,915       5,083       9,071       5,980  $        3,781
Fixed-price coffee purchase commitments                    18,149      12,018       5,842         289
                                         ------------------------  ----------  ----------  ----------  --------------
     Total contractual cash obligations  $                 43,043  $   17,586  $   15,372  $    6,304  $        3,781
                                         ========================  ==========  ==========  ==========  ==============

     In addition, as of December 29, 2002, we have an outstanding standby letter of credit of $0.9 million backing the long-term borrowings.

     We expect cash flows from operations, cash and investments, and borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due. However, we may require or desire additional funds to support our capital requirements or for other purposes, such as acquisitions or for competitive reasons, and may seek to raise such additional funds through public or private debt or equity financings. We cannot assure you that additional financing will be available on satisfactory terms, if at all. Our future liquidity and cash requirements will depend on numerous factors, including the implementation and success of our business strategy, competitive conditions in the specialty coffee market, and general economic conditions. Please see "Risk Factors" below for a discussion of the risks that may affect our revenue and operations.

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

     We use coffee futures and coffee futures options to reduce the price risk of our coffee purchase requirements that we cannot make or have not made on a contractual basis. These coffee futures and coffee futures options are traded on the New York Coffee, Sugar &Cocoa Exchange. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange.

   Fixed-Price  Purchase  Commitments

     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of December 29, 2002, we had approximately $18.1 million in open fixed-priced purchase commitments with delivery dates ranging from January 2003 through November 2006. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery on such purchase commitments is low.

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

     When the current New York "C" market price is below our threshold, we may purchase coffee futures to fix the cost of our anticipated needs. Once we contract to purchase coffee from the supplier at a fixed price, we sell the related future. If market prices decline, we forego potential additional gross margin and incur potential cash margin calls. However, we are comfortable with this cost structure and enjoy the security of reduced risk.

   Coffee  Futures  Options

     When the current New York "C" market price is above our threshold, we may purchase coffee futures options to limit the cost exposure for our anticipated needs.

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

     We also use coffee futures options to hedge anticipated coffee purchases. When the current New York ''C'' market price is above our threshold, we may purchase coffee futures options to limit the risk that coffee prices will continue to rise. If market prices rise, the higher prices of our future fixed-price coffee commitments will be offset by gains from the option. If market prices decline, our future fixed-price coffee commitments will be set at lower prices and the option will expire resulting in no further liability or obligation.

     The extent of our coffee futures and coffee futures options positions at any given time depends on the amount of coffee we have contracted to purchase and general market conditions and trends. We anticipate continuing this hedging strategy for the foreseeable future.

     We held no coffee futures options as of December 29, 2002 and we did not enter into any coffee futures options during 2002 or 2001.

     Our hedging positions are only placed by the Chief Financial Officer through one brokerage firm that we believe to be reputable.

     The following table reflects the outstanding coffee futures hedging positions as of December 29, 2002 and December 30, 2001.




                                                                CONTRACT  TRADE   SETTLEMENT
NUMBER OF CONTRACTS                                             MONTH     PRICE   PRICE        GAIN/(LOSS)
-------------------                                             --------  ------  -----------  ------------

25                                                              May-03    $60.50        63.85  $    31,410
                                                                                               ------------
                     Unrealized Gain as of December 29, 2002                                   $    31,410
                                                                                               ============

25                                                              May-02    $60.10  $     48.15  $  (112,031)
                                                                                               ------------
                     Unrealized (Loss) as of December 30, 2001                                 $  (112,031)
                                                                                               ============

     These derivative instruments qualify for hedge accounting. The effective portion of the gains and losses are accounted for as inventory costs and are recorded as expense or income when the related coffee is sold. The ineffective portion is recorded as an expense or income immediately. We do not hold or issue derivative instruments for trading purposes.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board, (FASB), issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provision of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. SFAS No. 144 became effective for the Company on December 31, 2001. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provision of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the measurement provisions of FIN 45 is not expected to have a material impact on our financial position or results of operations.

RISK  FACTORS

WE MAY NOT BE SUCCESSFUL IN THE IMPLEMENTATION OF OUR BUSINESS STRATEGY OR OUR BUSINESS STRATEGY MAY NOT BE SUCCESSFUL, EITHER OF WHICH WILL IMPEDE OUR GROWTH AND OPERATING RESULTS.

     Our business strategy emphasizes the expansion of our non-retail distribution channels - including grocery stores, online and mail order, and office, restaurant and food service accounts. This business strategy represents a shift from our historic business strategy, which largely emphasized opening and operating retail stores. Despite the change in our strategy, our retail stores, which generated nearly 75% of our 2002 net revenue, continue to be an important element of our business. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

- Market our products on a national or international scale and over the internet;
- Enter into distribution and other strategic arrangements with third party retailers and other potential distributors of our coffee;
-     Increase  our  brand  recognition  on  a national and international scale;
-     Identify  and  lease  strategic  locations  suitable  for  new stores; and
- Manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

     Our revenue may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

BECAUSE OUR BUSINESS IS CENTERED ON A SINGLE PRODUCT, SPECIALTY COFFEE, IF THE DEMAND FOR SPECIALTY COFFEE DECREASES, OUR BUSINESS COULD SUFFER.

     Sales of specialty coffee constituted nearly 83% of our 2002 net revenue. Demand for specialty coffee is affected by many factors, including:

-     Consumer  tastes  and  preferences;
-     National,  regional  and  local  economic  conditions;  and
-     Demographic  trends.

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

     Our success in promoting and enhancing the Peet's brand will also depend on our ability to provide customers with high quality products and customer service. Although we take measures to ensure that we sell only fresh roasted whole bean coffee and or retail employees properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers. Accordingly, customers may prepare coffee from our whole bean coffee inconsistent with our standards, store our whole bean coffee for long periods of time or resell our whole bean coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products. If customers do not perceive our products and service to be of high quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

BECAUSE OUR BUSINESS IS BASED PRIMARILY IN CALIFORNIA, A WORSENING OF ECONOMIC CONDITIONS, A DECREASE IN CONSUMER SPENDING OR A CHANGE IN THE COMPETITIVE
CONDITIONS IN THIS MARKET MAY SUBSTANTIALLY DECREASE OUR REVENUE AND MAY ADVERSELY IMPACT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     Our California retail stores generated 67% of our 2002 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

IF WE ARE UNABLE TO CONTINUE LEASING OUR RETAIL LOCATIONS OR OBTAIN LEASES FOR NEW STORES, OUR EXISTING OPERATIONS AND OUR ABILITY TO EXPAND MAY BE ADVERSELY AFFECTED.

     All of our 68 retail locations are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

THE DIRECT STORE DELIVERY SYSTEM HAS SIGNIFICANT START UP COSTS AND ONGOING OPERATING EXPENSES AND OUR PROFIT MARGIN COULD BE ADVERSELY IMPACTED IF CORRESPONDING NET REVENUE DOES NOT MATERIALIZE.

     We implemented a direct store delivery sales and distribution system during the fourth quarter of 2002 to support growth in the grocery area and to ensure store level execution is being managed to our standards. This DSD system requires our route sales representatives to make weekly deliveries to stores in our own trucks, properly shelve the product, work to resolve pricing discrepancies, rotate to ensure freshness, sell and erect free-standing displays, and forge store-level selling relationships. The deployment of the DSD system has substantial startup and continuing fixed costs which we expect to be offset by significant revenue increase over time. If we are not able to increase the expected number of grocery accounts and/or related net revenue to support the expenses we have incurred and will continue to incur, this could adversely impact our profit margin.

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

     We rely on a number of common carriers to deliver coffee to our customers and retail stores. We consider roasted coffee a perishable product and we rely on these common carriers to deliver fresh roasted coffee on a daily basis. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

- Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;
- Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and
- Require us to contract with alternative, and possibly more expensive, common carriers.

     Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

WE DEPEND ON THE EXPERTISE OF KEY PERSONNEL. IF THESE INDIVIDUALS LEAVE OR CHANGE THEIR ROLE WITHIN OUR COMPANY WITHOUT EFFECTIVE REPLACEMENTS, OUR OPERATIONS MAY SUFFER.

     The success of our business is dependent to a large degree on our management and our coffee roasters and purchasers. If members of our management leave without effective replacements, our ability to implement our business strategy could be impaired. If we lost the services of our coffee roasters and purchasers, our ability to source and purchase a sufficient supply of high quality coffee beans and roast coffee beans consistent with our quality standards could suffer. In either case, our business and operations could be adversely affected.

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

     The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel, including technical personnel and retail employees. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy may suffer if:

- We are unable to recruit or retain a sufficient number of qualified employees;
-     The  costs of employee compensation or benefits increase substantially; or
- The costs of outsourcing certain tasks to third party providers increase substantially.

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

     Our earthquake insurance covers net income, continuing normal operating expenses and extra expenses incurred during the period of restoration. However, in the event of a catastrophic earthquake, our coverage is limited and we would incur additional expenses.

INCREASES  IN  THE  COST  OF  HIGH QUALITY ARABICA COFFEE BEANS COULD REDUCE OUR
GROSS  MARGIN  AND  PROFIT.

     Coffee is a trade commodity and, in general, its price can fluctuate depending on:

-     Weather  patterns  in  coffee-producing  countries;
-     Economic  and  political  conditions affecting coffee-producing countries;
-     Foreign  currency  fluctuations;  and
-     The  ability  of  coffee-producing  countries  to  agree to export quotas.

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

DECREASED AVAILABILITY OF HIGH QUALITY ARABICA COFFEE BEANS COULD RESULT IN A DECREASE IN REVENUE AND JEOPARDIZE OUR ABILITY TO EXPAND OUR BUSINESS.

     Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. In both 2002 and 2001, we purchased over half of our green coffee beans through one broker. If our relationships with coffee brokers, exporters and growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans. In such case, we may not be able to fulfill the demand of our existing customers, supply new retail stores or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to expand our business.

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

COMPETITION IN THE SPECIALTY COFFEE MARKET IS INTENSE AND COULD AFFECT OUR PROFITABILITY.

     The specialty coffee market is highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffe , Millstone (Procter & Gamble), Seattle's Best (AFC Enterprises) and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee. In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, numerous convenience stores, restaurants, coffee shops and street vendors. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position will be weakened.

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

ADVERSE  PUBLICITY  REGARDING  CUSTOMER  COMPLAINTS  MAY  HARM  OUR  BUSINESS.

     We may be the subject of complaints or litigation from customers alleging beverage and food-related illnesses, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     All  information  required  by this item is included on pages F-1 to F-7 in
Item  15  of  this  Report  and  is  incorporated  in  this  item  by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.       DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information respecting continuing directors and nominees of the Company is set forth under the caption "Election of Directors" in the Company's Proxy Statement relating to its 2003 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act."). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Report.

     Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM  11.       EXECUTIVE  COMPENSATION

     Information concerning executive compensation required by Item 11 is set forth under the captions "Executive Compensation," "Stock Option Grants and Exercises," "Employment Agreements" and "Compensation Committee Interlocks" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Our Equity Incentive Plans" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM  13.       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions "Employment Agreements" and "Certain Transactions" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM  14.  CONTROLS  AND  PROCEDURES

     (a)     Evaluation  of  Disclosure  Controls  and  Procedures

     Based upon their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are effective.

     (b)     Changes  in  Internal  Controls

     There were no significant changes in the internal controls of Peet's or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Limitations  on  the  Effectiveness  of  Controls.

     Despite the periodic review of our disclosure controls and procedures, such controls and procedures may not prevent all error and all fraud. Inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

                                     PART IV


ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     The  following  documents  are  filed  as  part  of  this  Form  10-K.

     (a)(1)  Index  to  Consolidated  Financial  Statements.

     The following Consolidated Financial Statements of Peet's Coffee &Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:





                                                                                                 PAGE
                                                                                                 ----

Independent Auditors' Report                                                                     F-2
-----------------------------------------------------------------------------------------------  ----

Consolidated Balance Sheets as of December 30, 2001 and December 29, 2002                        F-3
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Operations for the Years Ended December 31, 2000, December 30, 2001,
 and December 29, 2002                                                                           F-4
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, December
 30, 2001, and December 29, 2002                                                                 F-5
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, December 30, 2001,
 and December 29, 2002                                                                           F-6
-----------------------------------------------------------------------------------------------  ----

Notes to Consolidated Financial Statements                                                       F-7
-----------------------------------------------------------------------------------------------  ----


(a)(2)  Index  to  Financial  Statement  Schedule.

     Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3)  Listing  of  Exhibits

EXHIBIT     DESCRIPTION
-------     -----------
3.1      Amended  and  Restated  Articles  of  Incorporation.*
3.2      Amended  and  Restated  Bylaws.*
4.1      Form  of  common  stock  certificate.*
10.1 Credit Agreement, dated as of September 1, 2000, among Peet's Coffee and Tea, Inc., Peet's Companies, Inc., Peet's Trademark Company and General Electric Capital Corporation.*
10.2 Letter Agreement dated October 11, 2000 among Peet's Coffee and Tea, Inc., Peet's Companies, Inc., Peet's Trademark Company and General Electric Capital Corporation.*
10.3 First Amendment to Credit Agreement dated as of January 19, 2001 among Peet's Operating Company, Inc. (formerly Peet's Coffee and Tea, Inc.), Peet's Coffee & Tea, Inc. (formerly Peet's Companies, Inc.), Peet's Trademark Company and General Electric Capital Corporation.*
10.4 Loan Agreement, dated as of December 1, 1995, by and between California Statewide Communities Development Authority and Peet's Coffee and Tea, Inc.*
10.5     Amended  and  Restated  1993  Stock  Option  Plan.  (1)*

10.6     1994  California  Stock  Option  Plan.  (1)*
10.7     1997  Equity  Incentive  Plan  and form of Stock Option Agreement. (1)*
10.8     Peet's  Operating  Company,  Inc.  Savings  and  Retirement  Plan. (1)*
10.9     2000  Equity  Incentive  Plan  and form of Stock Option Agreement. (1)*
10.10    2000  Non-Employee  Director  Plan and form of Stock Option Agreement.
         (1)*
10.11    2000  Employee  Stock  Purchase  Plan  and  form  of  Offering.  (1)*
10.12    Peet's  Operating  Company,  Inc. Key Employee Severance Benefit Plan.
         (2)*
10.13    Change  of  Control  Option  Acceleration  Plan.  (1)*
10.14 Advisory Engagement Letter dated December 9, 1996, between Peet's Operating Company, Inc. and Jesse.Hansen&Co.*
10.15 Peet's Operating Company, Inc. Key Employment Agreement for Chairman dated as of January 4, 1999. (2)*
10.16    Peet's  Operating  Company,  Inc.  Key  Employment Agreement for Chief
         Executive  Officer  dated  as  of  May  9,  2000.  (2)*
10.17    Peet's  Operating  Company,  Inc.  Key  Employment  Agreement for Vice
         President,  Coffee  dated  as  of  June  6,  2000.  (2)*
10.18 Peet's Operating Company, Inc. Key Employment Agreement for Chief Financial Officer dated as of January 4, 1999. (2)*
10.19 Peet's Operating Company, Inc. Key Employment Agreement for Vice President, Marketing dated as of January 4, 1999. (2)*
10.20 Form of Indemnity Agreement between the registrant and each of its directors and officers. (2)
10.21 Second Amendment to Credit Agreement, dated as of June 29, 2001, among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.23 to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 2001.
10.22 Third Amendment to Credit Agreement, dated as of March 1, 2002, among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company's annual filing  on  Form  10-K  for  the  year  ended  December  30,  2001.
10.23 Fourth Amendment to Credit Agreement dated as of April 23, 2002 among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.
10.24 Peet's Coffee & Tea, Inc. Key Employment Agreement for Chief Executive Officer dated as of May 6, 2002. Incorporated by reference to Exhibit
         10.17 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002. (1)
10.25    Peet's  Coffee  &  Tea,  Inc.  Amended  and Restated 2000 Non-Employee
         Director Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.10 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2002. (1)

10.26 Fifth Amendment to Credit Agreement dated as of December 31, 2002 among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation.
10.27 Sixth Amendment to Credit Agreement dated as of February 21, 2003 among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation.
21.1     Subsidiaries  of  the  registrant.*
23.1     Consent  of  Deloitte  &  Touche  LLP.
99.1 Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2     Certification  of  the  Company's  Chief  Financial  Officer,  Mark  N.
         Rudolph,  pursuant  to  Section  906  of  Sarbanes-Oxley  Act of 2002.
______________
* Incorporated by reference to Exhibit 10.18 to the Registrant's Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
(1)     Compensatory  plan  or  arrangement.
(2)     Management  contract.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March  28,  2003            PEET'S  COFFEE  &  TEA,  INC.
                                   By:  /s/  Patrick  J.  O'Dea
                                        -----------------------
                                       Patrick  J.  O'Dea
                                       President  and  Chief  Executive  Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. O'Dea and Mark N. Rudolph and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                 TITLE                                        DATE
     ---------                 -----                                        ----

/s/  PATRICK  J.  O'DEA     President, Chief Executive Officer    March 28, 2003
-----------------------
     Patrick  J.  O'Dea     and Director  (Principal  Executive
                            Officer)

/s/  MARK  N. RUDOLPH       Vice President, Chief Financial       March 28, 2003
---------------------
     Mark  N.  Rudolph      Officer, Secretary  and  Treasurer
                            (Principal Financial  and  Accounting
                            Officer)

/s/ CHRISTOPHER P. MOTTERN  Chairman                            March  28,  2003
-----------------------------
    Christopher P. Mottern

/s/  GERALD  BALDWIN        Director                            March  28,  2003
--------------------
     Gerald  Baldwin

/s/  HILARY  BILLINGS       Director                            March  28,  2003
---------------------
     Hilary  Billings

/s/  GORDON  A.  BOWKER     Director                            March  28,  2003
-----------------------
     Gordon  A.  Bowker

/s/  H. WILLIAM JESSE, JR.  Director                              March 28, 2003
----------------------------
     H. William Jesse, Jr.

/s/  JEAN-MICHEL  VALETTE   Director                            March  28,  2003
-------------------------
     Jean-Michel  Valette

                                 CERTIFICATIONS



I,  Patrick  J.  O'Dea,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Peet's Coffee & Tea, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     March  28,  2003             /s/  Patrick  J.  O'Dea
                                       -----------------------
                                       Patrick  J.  O'Dea
                                       President  and  Chief  Executive  Officer

I,  Mark  N.  Rudolph,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Peet's Coffee & Tea, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     March  28,  2003          /s/  Mark  N.  Rudolph
                                    ----------------------
                                   Mark  N.  Rudolph
                                   Vice  President,  Chief  Financial  Officer,
                                   Treasurer  and  Secretary



                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
--------------------------------------------------------------------------------------

Independent Auditors' Report                                                            F-2
--------------------------------------------------------------------------------------  ---

Consolidated Balance Sheets as of December 30, 2001 and December 29, 2002               F-3
--------------------------------------------------------------------------------------  ---

Consolidated Statements of Operations for the Years Ended December 31, 2000,
December 30, 2001, and December 29, 2002                                                F-4
--------------------------------------------------------------------------------------  ---

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000,
December 30, 2001, and December 29, 2002                                                F-5
--------------------------------------------------------------------------------------  ---

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
December 30, 2001, and December 29, 2002                                                F-6
--------------------------------------------------------------------------------------  ---

Notes to Consolidated Financial Statements                                              F-7
--------------------------------------------------------------------------------------  ---

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Shareholders
     Peet's  Coffee  &  Tea,  Inc.

     We have audited the accompanying consolidated balance sheets of Peet's Coffee & Tea, Inc and subsidiaries as of December 30, 2001 and December 29, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Peet's Coffee & Tea, Inc. and subsidiaries as of December 30, 2001 and December 29, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments to conform to Statement of Financial Accounting Standards No. 133.

/s/  DELOITTE  &  TOUCHE  LLP

San  Francisco,  California
February  13,  2003


                                        PEET'S COFFEE & TEA, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          DECEMBER 30,   DECEMBER 29,
                                                                              2001           2002
                                                                         --------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents                                              $       2,718   $      19,672
  Accounts receivable (net of allowance of $58 and $75)                          1,371           2,210
  Income tax receivable                                                                          1,117
  Inventories                                                                    8,945          11,007
  Deferred income taxes                                                            288             461
  Prepaid expenses                                                               1,100           1,342
                                                                         --------------  -------------

           Total current assets                                                 14,422          35,809

Property and equipment, net                                                     23,629          27,929

Deferred income taxes                                                            1,305

Intangible and other assets, net                                                 2,053           3,305

Long-term U.S. Government & Agency securities                                                   28,102
                                                                         --------------  -------------

Total assets                                                             $      41,409   $      95,145
                                                                         ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------

Current liabilities:
  Borrowings under line of credit                                        $       1,968
  Accounts payable                                                               4,166   $       6,463
  Accrued compensation and benefits                                              2,355           3,741
  Other accrued liabilities                                                      2,105           2,638
  Current portion of long-term borrowings                                          513             468
                                                                         --------------  -------------

           Total current liabilities                                            11,107          13,310

Long-term borrowings, less current portion                                         895             424

Deferred income taxes                                                                              181

Deferred lease credits                                                             637             726
                                                                         --------------  -------------

Total liabilities                                                               12,639          14,641
                                                                         --------------  -------------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  8,272,000 shares and 12,103,000 shares                        31,609          78,014
  Accumulated other comprehensive income (loss), net of tax                       (407)            265
  Retained earnings (accumulated deficit)                                       (2,432)          2,225
                                                                         --------------  -------------

           Total shareholders' equity                                           28,770          80,504
                                                                         --------------  -------------

Total liabilities and shareholders' equity                               $      41,409   $      95,145
                                                                         ==============  =============


See  notes  to  consolidated  financial  statements.


                                  PEET'S COFFEE & TEA, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               2000      2001      2002
                                                             --------  --------  ---------
Net revenue                                                  $84,302   $94,400   $104,073
                                                             --------  --------  ---------

Operating expenses:
  Cost of sales and related occupancy expenses                40,655    45,357     48,146
  Operating expenses                                          28,073    30,617     33,221
  Marketing and advertising                                    6,069     4,812      4,554
  Depreciation and amortization                                4,576     5,038      4,568
  General and administrative expenses                          5,893     6,243      6,732
                                                             --------  --------  ---------

           Total operating costs and expenses                 85,266    92,067     97,221
                                                             --------  --------  ---------

Income (loss) from operations                                   (964)    2,333      6,852

Interest income                                                   25        47        660
Interest expense                                              (1,933)     (476)      (120)
                                                             --------  --------  ---------

Income (loss) before income taxes                             (2,872)    1,904      7,392

Income tax provision (benefit)                                  (596)      749      2,735
                                                             --------  --------  ---------

Net income (loss)                                            $(2,276)  $ 1,155   $  4,657
                                                             ========  ========  =========

Net income (loss) per share:
     Basic                                                   $ (0.50)  $  0.15   $   0.43
                                                             ========  ========  =========
     Diluted                                                 $ (0.50)  $  0.14   $   0.40
                                                             ========  ========  =========

Shares used in calculation of net income (loss) per share:
     Basic                                                     4,515     7,941     10,919
                                                             ========  ========  =========
     Diluted                                                   4,515     8,212     11,627
                                                             ========  ========  =========



See  notes  to  consolidated  financial  statements.


                                                  PEET'S COFFEE & TEA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (IN THOUSANDS)

                                       SERIES A                                RETAINED       ACCUMULATED
                                    PREFERRED STOCK          COMMON STOCK      EARNINGS/      OTHER            TOTAL
                                    ---------------          ------------

                                   SHARES                 SHARES               ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                                OUTSTANDING    AMOUNT   OUTSTANDING  AMOUNT      DEFICIT      INCOME/(LOSS)       EQUITY
                                ------------  --------  -----------  -------  -------------  ---------------  ---------------
Balance at January 2, 2000              471   $ 4,537         4,514  $ 7,966  $     (1,312)                   $       11,191
                                                                                                              ---------------
Stock options exercised,
including tax benefit                                             2       13                                              13
                                                        -----------                                           ---------------
Amortization of
stock compensation                                                       238                                             238
                                                                     -------                                  ---------------
Net loss                                                                            (2,275)                           (2,275)
                                                                              -------------                   ---------------
Balance at December 31, 2000            471   $ 4,537         4,516  $ 8,217  $     (3,587)                   $        9,167

Conversion of preferred shares         (471)   (4,537)          943    4,537                                               -
Stock sold in
Initial Public Offering,
net of expenses                                               2,682   17,793                                          17,793
Stock options exercised,
including tax benefit                                            94      507                                             507
Stock sold in Employee
Stock Purchase Program                                           37      250                                             250
Amortization of
stock compensation                                                       305                                             305
Cumulative effect of
accounting change
(FAS 133), net of tax of $519                                                                $         (785)
Unrealized losses
on cash flow hedges,
net of tax of $195                                                                                     (295)
Reclassification of
net losses on cash
flow hedges to
to cost of goods sold,
net of tax of $445                                                                                      673
                                                                                             ---------------
Other comprehensive loss                                                                               (407)            (407)
Net income                                                                           1,155                             1,155
                                                                              -------------                   ---------------
Balance at December 30, 2001              -         -         8,272  $31,609  $     (2,432)  $         (407)  $       28,770

Stock sold in public offering,
net of expenses                                               3,138   41,030                                          41,030
Stock options and
warrants exercised,
including tax benefit                                           610    4,517                                           4,517
Stock sold in Employee
Stock Purchase Program                                           83      568                                             568
Amortization of
stock compensation                                                       290                                             290
Unrealized gains on
cash flow hedges,
net of tax of $38                                                                                        66
Reclassification of
net losses on cash
flow hedges to
cost of goods sold,
net of tax of $252                                                                                      379
Net unrealized gain
on investments,
net of tax of $133                                                                                      227
                                                                                             ---------------
Other comprehensive income                                                                              672              672
Net income                                                                           4,657                             4,657
                                                                              -------------                   ---------------
Balance at December 29, 2002              -   $     -        12,103  $78,014  $      2,225   $          265   $       80,504
                                ============  ========  ===========  =======  =============  ===============  ===============

                                 COMPREHENSIVE
                                 INCOME/(LOSS)
                                ---------------
Balance at January 2, 2000      $         (144)
                                ===============
Stock options exercised,
including tax benefit

Amortization of
stock compensation

Net loss                        $       (2,275)
                                ---------------
Balance at December 31, 2000    $       (2,275)
                                ===============
Conversion of preferred shares
Stock sold in
Initial Public Offering,
net of expenses
Stock options exercised,
including tax benefit
Stock sold in Employee
Stock Purchase Program
Amortization of
stock compensation
Cumulative effect of
accounting change
(FAS 133), net of tax of $519
Unrealized losses
on cash flow hedges,
net of tax of $195
Reclassification of
net losses on cash
flow hedges to
to cost of goods sold,
net of tax of $445

Other comprehensive loss                  (407)
Net income                               1,155
                                ---------------
Balance at December 30, 2001    $          748
                                ===============
Stock sold in public offering,
net of expenses
Stock options and
warrants exercised,
including tax benefit
Stock sold in Employee
Stock Purchase Program
Amortization of
stock compensation
Unrealized gains on
cash flow hedges,
net of tax of $38
Reclassification of
net losses on cash
flow hedges to
cost of goods sold,
net of tax of $252
Net unrealized gain
on investments,
net of tax of $133

Other comprehensive income      $          672
Net income                               4,657
                                ---------------
Balance at December 29, 2002    $        5,329
                                ===============


See  notes  to  consolidated  financial  statements.


                                             PEET'S COFFEE & TEA, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)


                                                                                  2000       2001       2002
                                                                                ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                                             $ (2,275)  $  1,155   $  4,657
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                  5,210      5,693      5,251
    Tax benefit from exercise of stock options and amortization of discounted
         stock options                                                               238        305      1,543
    Deferred income taxes                                                           (472)       718      1,274
    Reclassification of hedging losses in OCI                                                   673        379
    Ineffective portion of hedges                                                               169         27
    Loss on disposition of assets                                                    188          6         11
  Changes in other assets and liabilities:
    Accounts receivable                                                             (214)      (309)    (1,956)
    Inventories                                                                   (1,730)    (1,309)    (2,062)
    Prepaid expenses and other                                                       115       (217)      (211)
    Other assets                                                                    (207)        22     (1,530)
    Accounts payable, accrued liabilities and other liabilities                    1,816     (1,123)     4,419
                                                                                ---------  ---------  ---------

           Net cash provided by operating activities                               2,669      5,783     11,802
                                                                                ---------  ---------  ---------

Cash flows from investing activities:
  Purchases of property and equipment                                             (5,518)    (6,511)    (9,316)
  Proceeds from sales of property and equipment                                        4         17
  Additions to intangible assets                                                    (276)      (350)       (35)
  Purchase of long term U.S. Government & Agency securities, net                                       (27,875)
                                                                                ---------  ---------  ---------

           Net cash used in investing activities                                  (5,790)    (6,844)   (37,226)
                                                                                ---------  ---------  ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                        46,258
  Repayments of debt                                                             (41,544)   (17,451)    (2,484)
  Payments of stock offering costs (completed in January 2001)                    (1,082)
  Net proceeds from issuance of common stock                                          13     19,632     44,862
                                                                                ---------  ---------  ---------

           Net cash provided by financing activities                               3,645      2,181     42,378
                                                                                ---------  ---------  ---------

Change in cash and cash equivalents                                                  524      1,120     16,954

Cash and cash equivalents, beginning of period                                     1,074      1,598      2,718
                                                                                ---------  ---------  ---------

Cash and cash equivalents, end of period                                        $  1,598   $  2,718   $ 19,672
                                                                                =========  =========  =========

Supplemental cash flow disclosures:
     Cash paid for:
          Interest                                                              $  1,668   $    478   $     48
          Income taxes                                                               108         29      2,050

NON CASH INVESTING AND FINANCING ACTIVITIES -
  Property acquired under capital lease                                         $    476
  Conversion of preferred stock to common stock upon IPO                                   $  4,537
  IPO fees accrued at December 31, 2000 applied to proceeds in 2001                           1,082
  FAS 133 coffee hedging activities:
     Inventory                                                                               (1,304)
     Deferred taxes                                                                             269   $    (39)
     Other comprehensive loss                                                                   407        (65)
     Other liabilities                                                                          628        104


See  notes  to  consolidated  financial  statements.

                            PEET'S COFFEE & TEA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     HISTORY  AND  ORGANIZATION

     Peet's Coffee & Tea, Inc., (the ''Company'') sells fresh roasted coffee, hand selected tea and related items in several distribution channels, including specialty grocery and gourmet food stores, online and mail order, office and restaurant accounts and company-operated retail stores. At December 30, 2001 and December 29, 2002, the Company operated 60 and 65 retail stores, respectively, in California, Illinois, Oregon, and Massachusetts.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements in order to conform with the current year's presentation.

     YEAR END - The Company's year end is the Sunday closest to December 31. The years 2002, 2001, and 2000 included 52 weeks.

     CASH AND CASH EQUIVALENTS - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

     INVENTORIES - Raw materials consist primarily of green bean coffee. Finished goods include roasted coffee, tea, accessory products, spices, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost.

     PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are recorded on the straight-line method over the estimated useful lives of the property and equipment, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, which range from 3 to 10 years.

     INTANGIBLES AND OTHER ASSETS include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 15 years. Intangibles, net of amortization, were $1,251,000 and $1,040,000 at December 30, 2001 and December 29, 2002, respectively. The related accumulated amortization was $1,636,000 and $1,882,000 at December 30, 2001 and December 29, 2002,
respectively. Amortization expense for 2000, 2001, and 2002 was $220,000, $238,000 and $246,000, respectively. Future amortization expense for 2003 through 2007 is estimated at $153,000, $168,000, $148,000, $123,000, and
$114,000, respectively. Contract acquisition costs represents a payment made to a retailer to obtain distribution for a specified period of time and is being amortized as a reduction of revenue over the contract period.

     INVESTMENT POLICY - Investments are classified as available for sale and are recorded at fair market value. Any unrealized gains and losses are recorded in other comprehensive income/loss.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. In 2000, an impairment loss of $129,000 was recorded as general and administrative expense. No impairment loss was recorded in 2001 or in 2002.

     ACCRUED COMPENSATION AND BENEFITS - Beginning in March 2002, the Company modified its workers' compensation insurance policy to a high deductible program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers' compensation claims. The liability is determined actuarially, based on claims paid, filed and reserved for, and projected using an industry loss development factor, as well as using historical experience ratings. As of December 29, 2002, the first 10 months of the policy period, we had $703,000 accrued for workers' compensation.

     STORE CLOSURE - The Company accrues an estimate for the costs associated with closing under-performing stores in the period in which the store is identified and approved by management under a plan of termination. The plan includes the method of disposition and the expected date of completion. Costs, which are considered to have no future economic benefit, include direct costs to terminate a lease or sublease a property and the difference between the book value and estimated recovery of fixed assets. Significant changes to the plan are unlikely. The operating costs, including depreciation, of stores or other facilities to be sold or closed are expensed during the period they remain in use.

     The Company recorded expenses of $456,000 representing the write off of leasehold improvements, fixed assets and estimated future rental payments for store closures during 2000. No expense was recorded in 2001 or 2002. As of December 30, 2001, the Company had an accrual of $59,000, representing estimated future rental payments.

     In August 2001, the Company assigned, with the consent of the landlord, the existing lease for the Naperville location to another entity. The Company remains liable for rent and other charges under the lease, which expires December 31, 2008. However, the assignee's parent company has guaranteed the payment by the assignee of rent and other charges under the lease assignment up to $313,000 (equivalent to approximately four years of rent due under the lease). The Company expects that the assignee will make all future rent payments required under the lease and during 2001 reduced the accrual for estimated future payments under the lease by $134,000. The remaining accrual at year end 2001 represents the Company's remaining obligation for rental payments of seven months during the assignee's construction and rent abatement period. All rental obligations had been paid and no accrual relating to store closures remained at December 29, 2002. See Note 11.

     A summary of the accrual activity is as follows (excluding write-off of assets) (in thousands):



                                                                  BALANCE AT    ADDITIONS                 BALANCE
                                                                   BEGINNING   CHARGED TO                AT END OF
                                                                   OF PERIOD     EXPENSE    DEDUCTIONS     PERIOD
                                                                  -----------  -----------  -----------  ----------
Accrual related to store closures:
                                    Year ended December 31, 2000  $        48  $       327        ($74)  $      301
                                    Year ended December 30, 2001          301            -        (242)          59
                                    Year ended December 29, 2002           59            -         (59)           -


     REVENUE RECOGNITION - Net revenue is recorded upon purchases by customers at retail locations or when merchandise is received by customers in the specialty sales channel. Sales returns are insignificant. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends, which management believes are appropriate.

     The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $1,371,000, $1,522,000, and $1,617,000 related to online and mail order and specialty sales in 2000, 2001, and 2002, respectively.

     A summary of the allowance for doubtful accounts is as follows (in thousands):



                                                                BALANCE AT    ADDITIONS                BALANCE
                                                                 BEGINNING   CHARGES TO               AT END OF
                                                                 OF PERIOD     EXPENSE    WRITEOFFS     PERIOD
                                                                -----------  -----------  ----------  ----------
Allowance for doubtful accounts:
                                  Year ended December 31, 2000  $        61  $        23       ($15)  $       69
                                  Year ended December 30, 2001           69           30        (41)          58
                                  Year ended December 29, 2002           58          162       (145)          75



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

     HEDGING ACTIVITIES - The Company uses coffee futures and options to hedge price increases in price-to-be- fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 12. Prior to the adoption of SFAS No. 133 on January 1, 2001, the contracts also qualified for hedge accounting and the gains and losses were accounted for as inventory costs and were recorded as expense or income as the related coffee was sold. The Company does not hold or issue derivative instruments for trading purposes.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and equivalents, receivables and accounts payable approximates fair value. Investments are recorded at fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt. The fair value of futures contracts is the amount at which they could be settled, based on estimates obtained from dealers. At December 30, 2001 and December 29, 2002, the net unrealized gain/(loss) on such contracts was ($112,000) and $31,000, respectively. See Note 12.

     ADVERTISING COSTS are expensed as incurred. Advertising expense was $5,158,000, $3,860,000, and $3,856,000 in 2000, 2001, and 2002, respectively.

     DEFERRED LEASE CREDITS - Certain of the Company's lease agreements provide for scheduled rent increases during the term of the lease. Rent is expensed on a straight-line basis over the term of the lease.

     INCOME TAXES -Income taxes are accounted for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates currently in effect.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting
Principle  Board,  (APB),  No.  25,  Accounting  for  Stock Issued to Employees.
Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The Company has recorded compensation expense of $238,000 in 2000, $305,000 in 2001, and $290,000 in 2002. Statement of
Financial Accounting Standards, (SFAS), No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company's stock option plans and ESPP been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):



                                                          2000      2001      2002
                                                        ---------  -------  ---------
Net income (loss) - as reported                          ($2,275)  $1,155   $  4,657
Stock-based employee compensation included in
     reported net income (loss), net of tax effects     $    143   $  183   $    174
Stock-based compensation expense determined
     under fair value based method, net of tax effects     ($833)   ($511)   ($2,295)
                                                        ---------  -------  ---------
Net income (loss) - pro forma                            ($2,965)  $  827   $  2,536
                                                        =========  =======  =========

Basic net income (loss) per share - as reported           ($0.50)  $ 0.15   $   0.43
Basic net income (loss) per share - pro forma             ($0.66)  $ 0.10   $   0.23

Diluted net income (loss) per share - as reported         ($0.50)  $ 0.14   $   0.40
Diluted net income (loss) per share - pro forma           ($0.66)  $ 0.10   $   0.22


     The Company uses the Black-Scholes option-pricing model for determining the fair value of options, which requires the input of certain estimates that may affect what is deemed fair value. The existing model may not necessarily provide a reliable single measure of the value of its stock options. Management will continue to evaluate alternative methodologies that may more appropriately reflect pro forma compensation expense.

     Additional disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 10.

     NET INCOME (LOSS) PER SHARE - Basic net income per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issued through stock options, warrants and the conversion of preferred stock. Diluted net loss per share for the year ended December 31, 2000 does not include the common shares issued through stock options, warrants and the conversion of preferred stock because they are anti-dilutive. Anti-dilutive shares of 110,750 and 630,621 have been excluded from diluted weighted average shares outstanding in 2001 and 2002, respectively.

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):



                                             2000   2001    2002
                                             -----  -----  ------
Basic weighted average shares outstanding    4,515  7,941  10,919
Incremental shares from assumed exercise of
     stock options and warrants                  0    271     708
                                             -----  -----  ------
Diluted weighted average shares outstanding  4,515  8,212  11,627
                                             =====  =====  ======



     The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In October 2001, the Financial Accounting Standards Board, (FASB), issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provision of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. SFAS No. 144 became effective for the Company on December 31, 2001. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provision of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future store closure and restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the measurement of provisions of FIN 45 is not expected to have a material impact on our financial position or results of operations.

3.     INVENTORIES

     The Company's inventories consist of the following at year end 2001 and 2002 (in thousands):



                 2001    2002
                ------  -------
Raw materials   $5,722  $ 7,130
Finished goods   3,223    3,877
                ------  -------

Total           $8,945  $11,007
                ======  =======



4.     PROPERTY  AND  EQUIPMENT

     Property and equipment consists of the following at year end 2001 and 2002 (in thousands):



                                      2001       2002
                                    ---------  ---------
Leasehold improvements              $ 22,007   $ 23,518
Furniture, fixtures, and equipment    23,609     25,158
Plant equipment                        4,244      7,442
Construction in progress                 514      3,216
                                    ---------  ---------

Total                                 50,374     59,334
Less accumulated depreciation        (26,745)   (31,405)
                                    ---------  ---------

Total                               $ 23,629   $ 27,929
                                    =========  =========


     Depreciation  expense  was  $4,990,000  in  2000,  $5,455,000  in 2001, and
$5,005,000 in 2002, respectively. Construction in progress includes manufacturing plant equipment, new store fixtures and other capital projects not yet placed in service.

5.     INVESTMENTS

     The Company invested the proceeds of the secondary public offering in April 2002 in investment grade securities. At December 29, 2002, the Company maintained long term investments classified as available for sale of $28,100,000. The long term investments are comprised of United States Treasury Notes and Bonds, and Federal Agency notes and bonds, maturing within five years. Gross unrealized holding gains were $360,000 for the period ended December 29, 2002, of which $223,000 related to U.S. Treasury Notes and Bonds and $137,000 related to Federal Agency notes and bonds.

     The company sold securities for net proceeds of $18,144,000 and realized a gain of $27,000. For the periods ended December 29, 2002, net unrealized gains of $227,000 (net of $133,000 tax), were recorded in accumulated other comprehensive income (loss).

6.     BORROWINGS

     In September 2000, the Company entered into a credit facility with General Electric Capital Corporation. The facility expires in September 2005 and provides for a revolving line of credit up to $15,000,000, the issuance of up to $3,000,000 in letters of credit, and $15,000,000 in term loans. The term loans were repaid during 2001 upon the closing of the Company's initial public offering. Total availability under the revolving line of credit is determined by subtracting our funded debt from our trailing twelve month earnings before interest, taxes, depreciation and amortization, or (EBITDA), multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period after September 1, 2001 and before September 1, 2002, and 2.5 thereafter. As of December 29, 2002, there was no outstanding balance and $14,057,000 was available under the Company's line of credit.

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

     Long term borrowings consist of the following at year end 2001 and 2002 (in thousands):



                                                                     2001     2002
                                                                    -------  ------
Industrial development revenue bond, interest at a weekly floating
rate of 1.65% at December 29, 2002, until maturity in 2006.          1,300     860

Capital lease obligations                                              108      32
                                                                    -------  ------

          Total                                                      1,408     892
Less current portion                                                  (513)   (468)
                                                                    -------  ------

Total                                                               $  895   $ 424
                                                                    =======  ======


     Scheduled maturities of the Company's borrowings at December 29, 2002 (excluding capital lease obligations, see Note 11) are as follows (in thousands):




Year:
2003     $440
2004      140
2005      140
2006      140
         ----
  Total  $860
         ====

7.     INCOME  TAXES

     The income tax provision (benefit) consists of the following (in thousands):



            2000   2001    2002
           ------  -----  ------
Current:
  Federal  $ (66)  $ 467  $1,470
  State      (58)      9     377
           ------  -----  ------
  Total     (124)    476   1,847
Deferred:
  Federal   (569)    133     827
  State       97     140      61
           ------  -----  ------
  Total     (472)    273     888
           ------  -----  ------

  Total    $(596)  $ 749  $2,735
           ======  =====  ======


     The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:




                                            2000   2001   2002
                                           ------  -----  -----
Statutory Federal rate                      34.0%  34.0%  34.0%
State income taxes less federal benefit      5.8    5.8    5.8
Change in valuation allowance              (14.8)   3.7   (3.0)
Non-deductible items                        (0.6)   0.8    1.4
California net operating loss limitation    (3.6)  (2.1)   0.0
California Manufacturer Investment Credit    0.0   (2.9)  (1.2)
                                           ------  -----  -----

Total                                       20.8%  39.3%  37.0%
                                           ======  =====  =====


     Deferred tax assets (liabilities) consist of the following at year end 2001 and 2002 (in thousands):



                                            2001      2002
                                           -------  --------
Net operating loss carryforwards           $  153   $   165
Charitable contribution carryforwards         439       269
Credit carryforwards                          861       382
Scheduled rent                                273       311
Accrued reserves                              329       436
Accrued compensation                          267       319
State taxes                                    43        68
                                           -------  --------
           Gross deferred tax assets        2,365     1,950
                                           -------  --------
Property and equipment                       (238)   (1,207)
Other                                                  (214)
                                           -------  --------
           Gross deferred tax liabilities    (238)   (1,421)
                                           -------  --------
Valuation allowance                          (534)     (249)
                                           -------  --------
           Net deferred tax assets         $1,593   $   280
                                           =======  ========

     The Company has state net operating loss carryforwards of $1,867,000, which expire between 2004 and 2007. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

8.     EMPLOYEE  BENEFIT  PLAN

     The Company's 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $11,000. The Company matches 50% of amounts contributed by its employees. The Company contribution was $347,000, $413,000, and $438,000 in 2000, 2001, and 2002
respectively.  The  plan  does  not  offer  investments  in  Company  stock.

9.     SHAREHOLDERS'  EQUITY

     In April 2002, the Company issued 3,137,500 shares of common stock at $14.00 per share of its common stock. The Company received net proceeds of $41,030,000.

     During 2001, the Company issued 2,682,623 shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $17,790,000. Upon the closing of the initial public offering, each of the outstanding shares of preferred stock converted into shares of common stock at a conversion rate of one to two. On January 30, 2001, the Company amended and restated its articles of incorporation, pursuant to which the Company's authorized capital stock consists of 50,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. None of the preferred stock has been issued or designated as of December 29, 2002.

     Prior to the Company's initial public offering in January 2001, the Company was authorized to issue 10,000,000 shares of preferred stock without par value, of which 1,000,000 and 98,000 shares were designated for issuance as Series A and Series B preferred stock (preferred stock), respectively.

     In May of 1997, the Company issued warrants to a consultant to purchase 200,000 shares of common stock at $7.50 per share. These warrants, which were exercisable at the option of the holder, were exercised on the first day of fiscal year 2002.

10.     STOCK  OPTION  AND  EMPLOYEE  PURCHASE  PLANS

     In 1994, the Company established two stock option plans, of which one includes only California residents, both of which provide for incentive and nonqualified stock options for the purchase of 831,600 shares of common stock of the Company. During 1999, the Board of Directors approved a reduction of 208,914 shares available under these plans. Incentive stock options may be granted to employees of the Company. Nonqualified stock options may be granted only to employees, directors, officers, agents, consultants or advisors of the Company. The purchase price of the common stock issuable under the stock option plans is determined by the Board of Directors and may not be less than the fair market value of the common stock at the grant date for incentive stock options and not less than 85% of the fair market value of the common stock at the grant date for nonqualified stock options. The term of a granted stock option is 10 years from the grant date. Stock options granted through December 30, 1994 vest 20% on each anniversary of the employee's date of hire and, accordingly, are fully vested and exercisable after five years of employment. Stock options granted subsequent to December 30, 1994 generally vest over three to four years.

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

     In 2000, the Company adopted a new stock option plan (effective January 24, 2001). The Company had reserved 700,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the

Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three percent (3%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. At the May 2002 annual meeting, the shareholders approved an amendment to the plan to increase the aggregate number of shares of common stock authorized for issuance by 800,000 shares and to increase the annual increase of shares reserved for issuance from 3% to 5%. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. All stock options vest at a minimum rate of 20% per year.

     The Company also adopted a 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors which is administered by the Board of Directors (effective January 24, 2001). The aggregate number of shares of common stock that may be issued pursuant to these options under the plan is 330,000. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Option grants vest over a period of three years from the date of grant. In 2001 and 2002, the Company granted non-employee director options to purchase an aggregate of 120,000 and 110,000 shares of common stock, respectively.

     As of December 29, 2002, there were no shares available for grant under 1997 stock option plan, 350,593 shares available for grant under the 2000 stock option plan, and 160,000 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:



                                                WEIGHTED-AVERAGE
                                    OPTIONS      EXERCISE PRICE
                                  OUTSTANDING       PER SHARE
                                  ------------  -----------------
Outstanding at January 2, 2000      1,347,930   $            5.68
Granted                               280,750                7.27
Canceled                              (37,600)               5.75
Exercised                              (2,872)               4.64
                                  ------------

Outstanding at December 31, 2000    1,588,208                5.96
Granted                               729,326                7.69
Canceled                              (52,601)               6.96
Exercised                             (94,081)               5.39
                                  ------------

Outstanding at December 30, 2001    2,170,852                6.54
Granted                             1,344,719               14.97
Canceled                              (48,637)               9.81
Exercised                            (541,162)               6.03
                                  ------------

Outstanding at December 29, 2002    2,925,772   $           10.47
                                  ============

     At  December 31, 2000, December 30, 2001, and December 29, 2002, 1,202,493,
1,392,087, and 1,428,323 options, respectively, were exercisable with a weighted-average exercise price of $5.54, $5.93, and $7.05, respectively.

     The  following  table summarizes stock option information at year end 2002:


                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           -------------------                         -------------------

    RANGE OF      NUMBER OF       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS   REMAINING CONTRACTUAL LIFE           EXERCISE PRICE     OPTIONS    EXERCISE PRICE
$  3.85 to $6.38    962,739                        5.16   years  $            5.93    953,668  $            5.93
$ 7.23 to $10.20    633,779                        8.24                       7.90    402,851               8.04
$11.11 to $14.90    269,518                        9.21                      12.07      7,639              11.11
$15.49 to $15.49    854,736                        9.42                      15.49          -               0.00
$16.41 to $17.00    205,000                        9.47                      16.65     64,165              17.00
                  ---------  --------------------------                             ---------  -----------------
$ 3.85 to $17.00  2,925,772                        7.74                      10.47  1,428,323               7.05
                  =========  ==========================                             =========  =================

     During 2001, the Company adopted a 2000 Employee Stock Purchase Plan ("ESPP"), where eligible employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company's shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2002 and 2001, employees purchased 82,865 and 36,789 shares, respectively, of the Company's common stock under the plan at a weighted-average per share price of $6.86 and $6.80, respectively. At December 29, 2002, 259,171 shares remain available for future issuance.

     The weighted average fair value of the stock options granted during 2000, 2001, and 2002 was $2.91, $6.56, and $9.42, respectively. The weighted average fair value of each 2001 and 2002 ESPP award was $3.91 and $3.84, respectively, per share. The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                          2000   2001   2002
                          -----  -----  -----
Expected dividend rate       0%     0%     0%

Expected volatility
     Options                 0%  77.6%  68.1%
     ESPP awards                 77.6%  68.1%

Risk-free interest rate
     Options              6.33%  4.88%  3.79%
     ESPP awards                 4.24%  1.87%

Expected lives (years)
     Options                 5      5      5
     ESPP awards                  0.5    0.5



     See Note 2 for the pro forma effect of accounting for stock options using the fair value method.

11.     COMMITMENTS  AND  CONTINGENCIES

     LEASES - The Company leases its Emeryville, California coffee roasting plant, distribution center and administrative offices, warehouse, its retail stores and certain equipment under operating leases that expire from 2003 through 2012. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

     Future minimum lease payments required under non-cancelable capital and operating leases subsequent to December 29, 2002 are as follows (amounts in thousands):



                                              CAPITAL   OPERATING
                                              LEASES      LEASES
                                             ---------  ----------
Years:
  2003                                       $     29   $    5,101
  2004                                              4        4,695
  2005                                                       4,411
  2006                                              -        3,485
  2007                                              -        2,529
  Thereafter                                        -        3,781
                                             ---------  ----------

Total minimum lease payments                       33   $   24,002
                                                        ==========

Less amounts representing interest                 (1)
                                             ---------

Present value of net minimum lease payments        32
  less current obligations                        (28)
                                             ---------

Long-term obligations                        $      4
                                             =========



     Rent  expense was $4,329,000, $4,738,000 and $5,077,000 for 2000, 2001, and
2002 respectively, including contingent rents of $129,000, $146,000, and $139,000.

     In August 1998, the Company entered into an occupancy lease agreement in Naperville, Illinois for a term of 10 years beginning January 1, 1999. The Company assigned the lease in August 2001 and is liable for lease payments in the event the assignee or its guarantor defaults through the end of the first lease term, expiring on December 31, 2008. As of December 29, 2002, the Company may be liable for $542,000 of remaining lease payments, offset by the assignee's security deposit of $6,000 and its guarantor's maximum liability of $313,000. See Note 2.

     PURCHASE COMMITMENTS - As of December 29, 2002, the Company had approximately $18,149,000 of outstanding coffee purchase commitments from 2003 to 2006 with fixed prices.

     EMPLOYMENT AGREEMENTS - The Company has agreements with certain officers to provide severance benefits in the event their employment is terminated under certain defined circumstances resulting in a contingent liability at December 29, 2002.

     LEGAL PROCEEDINGS - The Company is party to various legal proceedings arising from normal business activities. In February and March 2003, a former and a current store manager have each filed a lawsuit with potential class action certification, against the Company. They allege misclassification of employment job classification. The Company is investigating and intends to vigorously defend this litigation, but because the cases are in the early stages, the financial impact to the Company, if any, cannot be predicted.

12.     HEDGING  ACTIVITIES

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

     During 2001 and 2002, the effective portion of the cash-flow hedges amounted to a loss of $295,000 (net of $195,000 tax) and a gain of $66,000 (net of $38,000 of tax), respectively, and was recorded in other comprehensive income
(loss). The ineffective portion of the hedges of $169,000 and $27,000 was recorded as cost of sales during 2001 and 2002, respectively. Other comprehensive income (loss), net of tax, was ($407,000) and $38,000 as of December 30, 2001 and December 29, 2002, respectively, all of which is expected to be reclassified into cost of sales over the next twelve months as the related inventory is sold. For the years ended December 30, 2001 and December 29, 2002, $673,000 and $379,000 of coffee futures losses included in other comprehensive loss were reclassified into cost of goods sold. The fair value of the open futures contracts as of December 30, 2001 and December 29, 2002 was a net liability of $112,000, and a net asset $31,000 respectively, and is reflected in other liabilities and prepaid assets.

13.     SEGMENT  INFORMATION

     Beginning in 2002, the Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through online, mail order, grocery, wholesale and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets. Prior to 2002, the Company reported three segments, which have been restated to reflect the current presentation.



                                   RETAIL   SPECIALTY    UNALLOCATED     TOTAL
                                   -------  ----------  -------------  ---------
2000
  Net revenue                      $68,322  $   15,980                 $ 84,302
  Depreciation and amortization      3,556         497  $        523      4,576
  Segment operating income (loss)    6,782       4,565       (12,311)      (964)
  Interest expense, net                                        1,907      1,907
  Loss before income taxes                                               (2,871)
  Total assets                      18,547       1,631        19,543     39,721
  Capital expenditures               3,578         974           966      5,518

2001
  Net revenue                      $75,055  $   19,345                 $ 94,400
  Depreciation and amortization      3,659         737  $        642      5,038
  Segment operating income (loss)    8,963       4,904       (11,534)     2,333
  Interest expense, net                                          429        429
  Income before income taxes                                              1,904
  Total assets                      17,676       3,886        19,847     41,409
  Capital expenditures               1,882       1,321         3,308      6,511

2002
  Net revenue                      $78,300  $   25,773                 $104,073
  Depreciation and amortization      3,193         878  $        497      4,568
  Segment operating income (loss)   11,618       6,829       (11,595)     6,852
  Interest income, net                                           540        540
  Income before income taxes                                              7,392
  Total assets                      20,753       4,330        70,062     95,145
  Capital expenditures               4,930       1,332         3,090      9,352


     Net revenue from external customers for the two major product lines are as follows:




                                                      2000     2001      2002
                                                     -------  -------  --------
Whole bean coffee, tea, and related products         $50,290  $55,944  $ 62,583
Beverages and pastries                                34,012   38,456    41,490
                                                     -------  -------  --------
                                              Total  $84,302  $94,400  $104,073
                                                     =======  =======  ========

14.     RELATED  PARTY  TRANSACTIONS

     A member of the Board of Directors is the Chairman of Jesse.Hansen&Co, a strategic and financial advisor to the Company pursuant to an engagement letter dated as of December 9, 1996 between Jesse.Hansen&Co and the Company. The Company paid Jesse.Hansen&Co $60,000 ($5,000 per month) in fiscal 2000 and 2001, and $30,000 in 2002 for advisory services. This advisory relationship was terminated in June 2002.

15.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)


                                                      QUARTER ENDED
                                                      -------------

                                     MARCH 31,     JUNE 30,   SEPTEMBER 29,   DECEMBER 29,
                                       2002          2002          2002           2002
Net revenue                       $       24,456   $  24,889  $       25,366  $      29,362
Income from operations                       805       1,024           1,809          3,214
Net income                                   488         718           1,279          2,172
Basic income per share            $         0.06   $    0.06  $         0.11  $        0.18
Diluted income per share          $         0.05   $    0.06  $         0.10  $        0.17

                                                      QUARTER ENDED
                                                     --------------
                                  APRIL 1,         JULY 1,    SEPTEMBER 30,   DECEMBER 30,
                                            2001        2001            2001           2001

Net revenue                       $       22,568   $  22,727  $       22,715  $      26,390
Income (loss) from operations               (308)        158             822          1,661
Net income (loss)                           (304)         64             430            965
Basic income (loss) per share     $        (0.04)  $    0.01  $         0.05  $        0.12
Diluted income (loss) per share   $        (0.04)  $    0.01  $         0.05  $        0.11
