Form 10-Q
period 2003-03-30
PEETS COFFEE & TEA INC
filed 2003-05-14
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 30, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]    No  [   ]

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Securities  Exchange  Act  Rule  12b-2).  Yes  [X]    No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common  Stock,  no  par  value                    12,339,805
               (Class)                              (Outstanding at May 8, 2003)



                                       PEET'S COFFEE & TEA, INC.
                                       -------------------------
                                                 INDEX
                                                 -----



PART I   FINANCIAL INFORMATION                                                                   3
-------  -------------------------------------------------------------------------------------  --


Item 1.  Financial Statements                                                                    3
-------  -------------------------------------------------------------------------------------  --
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
-------  -------------------------------------------------------------------------------------  --
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             16
-------  -------------------------------------------------------------------------------------  --
Item 4.  Controls and Procedures                                                                16
-------  -------------------------------------------------------------------------------------  --


PART II  OTHER INFORMATION                                                                      17
-------  -------------------------------------------------------------------------------------  --


Item 1.  Legal Proceedings                                                                      17
-------  -------------------------------------------------------------------------------------  --
Item 6.  Exhibits and Reports on Form 8-K                                                       17
-------  -------------------------------------------------------------------------------------  --
         Signatures                                                                             18
         -------------------------------------------------------------------------------------  --


                                  PART I - FINANCIAL INFORMATION

ITEM  1.               FINANCIAL  STATEMENTS

                                      PEET'S COFFEE & TEA, INC.

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        MARCH 30,   DECEMBER 29,
                                                                           2003         2002
                                                                        ----------  -------------
ASSETS

Current assets:
  Cash and cash equivalents                                             $   21,094  $      19,672
  Accounts receivable                                                        2,320          2,210
  Income tax receivable                                                        297          1,117
  Inventories                                                                9,309         11,007
  Deferred income taxes                                                        461            461
  Prepaid expenses and other                                                 1,529          1,342
                                                                        ----------  -------------

           Total current assets                                             35,010         35,809

Property and equipment, net                                                 28,989         27,929

Intangible and other assets, net                                             3,688          3,305

Long-term U.S. Government and Agency securities                             27,328         28,102
                                                                        ----------  -------------

Total assets                                                            $   95,015  $      95,145
                                                                        ==========  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    5,045  $       6,463
  Accrued compensation and benefits                                          2,867          3,741
  Other accrued liabilities                                                  2,554          2,638
  Current portion of long-term borrowings                                      449            468
                                                                        ----------  -------------

           Total current liabilities                                        10,915         13,310

Long-term borrowings, less current portion                                     313            424
Deferred income taxes                                                          144            181
Deferred lease credits                                                         729            726
                                                                        ----------  -------------

Total liabilities                                                           12,101         14,641
                                                                        ----------  -------------

Shareholders' equity:
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  12,277,000 and 12,103,000 shares                          79,203         78,014
  Accumulated other comprehensive income, net of tax                           204            265
  Retained earnings                                                          3,507          2,225
                                                                        ----------  -------------

           Total shareholders' equity                                       82,914         80,504
                                                                        ----------  -------------

Total liabilities and shareholders' equity                              $   95,015  $      95,145
                                                                        ==========  =============

See notes to condensed consolidated financial statements.


                                    PEET'S COFFEE & TEA, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THIRTEEN WEEKS ENDED
                                                                 MARCH 30,         MARCH 31,
                                                                    2003              2002
                                                           ----------------------  ----------
Net revenue                                                $              27,398   $   24,456
                                                           ----------------------  ----------

Operating expenses:
  Cost of sales and related occupancy expenses                            12,716       11,575
  Operating expenses                                                       9,211        7,978
  Marketing and advertising expenses                                       1,110        1,024
  General and administrative expenses                                      1,369        1,977
  Depreciation and amortization expenses                                   1,138        1,097
                                                           ----------------------  ----------

           Total operating costs and expenses                             25,544       23,651
                                                           ----------------------  ----------

Income from operations                                                     1,854          805

Interest (income) expense, net                                              (248)          31
                                                           ----------------------  ----------

Income before income taxes                                                 2,102          774

Income tax provision                                                         820          286
                                                           ----------------------  ----------

Net income                                                 $               1,282   $      488
                                                           ======================  ==========

Net income per share:
     Basic                                                 $                0.10   $     0.06
                                                           ======================  ==========
     Diluted                                               $                0.10   $     0.05
                                                           ======================  ==========

Shares used in calculation of net income per share:
     Basic                                                                12,227        8,508
                                                                       ==========  ==========
     Diluted                                                              12,814        9,263
                                                                       ==========  ==========

See notes to condensed consolidated financial statements.


                                                     PEET'S COFFEE & TEA, INC.

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED, IN THOUSANDS)

                                                                                                   THIRTEEN WEEKS ENDED

                                                                                              MARCH 30, 2003    MARCH 31, 2002
                                                                                             ----------------  ----------------
Cash flows from operating activities:
  Net income                                                                                 $         1,282   $           488
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                      1,315             1,266
    Tax benefit from exercise of stock options and amortization of discounted stock options               40                94
    Deferred income taxes                                                                                 (7)              462
    Reclassification of hedging losses in OCI                                                            (12)              266
    Ineffective portion of hedges                                                                         21
    Gain on disposition of assets                                                                                           (2)
  Changes in other assets and liabilities:
    Accounts receivable                                                                                  710                49
    Inventories                                                                                        1,698             1,601
    Prepaid expenses and other                                                                          (217)             (130)
    Other assets                                                                                        (446)               23
    Accounts payable, accrued liabilities and other liabilities                                       (2,412)               57
                                                                                             ----------------  ----------------

           Net cash provided by operating activities                                                   1,972             4,174
                                                                                             ----------------  ----------------

Cash flows from investing activities:
  Purchases of property and equipment                                                                 (2,315)             (794)
  Proceeds from sale of property and equipment                                                             2
  Purchase of long term U.S. Government & Agency securities, net                                         745
                                                                                             ----------------  ----------------

           Net cash used in investing activities                                                      (1,568)             (794)
                                                                                             ----------------  ----------------

Cash flows from financing activities:
  Repayments of debt                                                                                    (130)           (1,647)
  Net proceeds from issuance of common stock                                                           1,148             1,953
                                                                                             ----------------  ----------------

           Net cash provided by financing activities                                                   1,018               306
                                                                                             ----------------  ----------------

Change in cash and cash equivalents                                                                    1,422             3,686

Cash and cash equivalents, beginning of period                                                        19,672             2,718
                                                                                             ----------------  ----------------

Cash and cash equivalents, end of period                                                     $        21,094   $         6,404
                                                                                             ================  ================

See notes to condensed consolidated financial statements.

                            PEET'S COFFEE & TEA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and subsidiaries (the "Company") for the 13 weeks ended March 30, 2003 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the 13 weeks ended March 30, 2003 are not necessarily indicative of the results expected for the full year.

     The balance sheet information as of December 29, 2002, presented herein, has been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 29, 2002.

     Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     STOCK  BASED  COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board, (APB), No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. Statement of Financial Accounting Standards, (SFAS), No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):



                                                  MARCH 30, 2003    MARCH 31, 2002
                                                 ----------------  ----------------
Net income - as reported                         $         1,282   $           488
Stock-based employee compensation included in
     reported net income, net of tax                          24                56
Stock-based compensation expense determined
     under fair value based method, net of tax              (765)             (616)
                                                 ----------------  ----------------
Net income (loss) - pro forma                    $           541              ($72)
                                                 ================  ================

Basic net income per share - as reported         $          0.10   $          0.06
Basic net income (loss) per share - pro forma    $          0.04            ($0.01)

Diluted net income per share - as reported       $          0.10   $          0.05
Diluted net income (loss) per share - pro forma  $          0.04            ($0.01)

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

     COMPREHENSIVE  INCOME

     Comprehensive income was $1,343,000 and $401,000 for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively. Comprehensive income consists of net income, the effect of accounting for hedges under SFAS No. 133, and net unrealized gains of investments. See Notes 4 and 5.

     NET  INCOME  PER  SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):




                                                                     THIRTEEN WEEKS ENDED
                                                              MARCH 30, 2003     MARCH 31, 2002
                                                           --------------------  --------------
Basic weighted average shares outstanding                                12,227           8,508
Incremental shares from assumed exercise of stock options                   587             755
                                                           --------------------  --------------
Diluted weighted average shares outstanding                              12,814           9,263
                                                           ====================  ==============


     Options with an exercise price greater than the average market price of common shares for the period were 1,119,172 and 0 for the period ended March 30, 2003 and March 31, 2002, respectively, and were not included in the computation of diluted earnings per share.

     The number of incremental shares from the assumed exercise of stock options was calculated applying the treasury stock method.

3.     BORROWINGS

     The Company maintains a credit facility with General Electric Capital Corporation that expires in September 2005 and provides for a revolving line of credit of up to $15,000,000, including the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 2.5. As of March 30, 2003, there was no outstanding balance and $14,188,000 was available under the Company's revolving line of credit.

     Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets. The credit facility contains covenants restricting the Company's ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets and requiring the Company to meet certain financial tests. The credit facility was amended most recently in February 2003 to relax financial covenants, reflecting our current cash and capital requirements.

4.     HEDGING  ACTIVITIES

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

     During the thirteen week periods ended March 30, 2003 and March 31, 2002, the effective portion of the cash-flow hedges amounted to a loss of $20,000 (net of $12,000 tax) and a gain of $53,000 (net of $31,000 tax benefit), respectively, and was recorded in other comprehensive income (loss). The ineffective portion of the hedges of $21,000 was recorded in cost of goods sold during the period ended March 30, 2003. There was no ineffectiveness in the same period of the prior year. Other comprehensive income (loss) related to hedging, net of tax, was $5,000 and ($87,000) as of March 30, 2003 and March 31, 2002, respectively, all of which is expected to be reclassified into cost of goods sold over the next 12 months as the related inventory is sold. During the thirteen weeks ended March 30, 2003, and March 31, 2002, $12,000 (net of $7,000 tax) of coffee futures gains and $266,000 (net of $176,000 tax) of coffee futures losses, respectively, included in other comprehensive income (loss), were reclassified into cost of goods sold. The fair value of the open futures contracts as of March 30, 2003 and March 31, 2002, was a net liability of $21,000 and $27,000, respectively and reflected in other liabilities.

5.     INVESTMENTS

     The Company invests in U.S. Government and Agency securities. At March 30, 2003, the Company maintained long term investments classified as available for sale of $27,328,000. The long term investments are comprised of United States Treasury Notes and Bonds and Federal Agency notes and bonds and mature within five years. Gross unrealized holding gains of $312,000 at March 30, 2003 were attributable to long term investments.

     During the thirteen week period ended March 30, 2003, the Company sold securities for net proceeds of $16,802,000 and realized a gain of $12,000, computed using the specific identification method. During the thirteen weeks ended March 30, 2003, net unrealized losses of $29,000 (net of $19,000 tax) was recorded in other comprehensive income.

6.     SEGMENT  INFORMATION

     The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of online and mail order sales of whole bean coffee shipped directly to the consumer and whole bean coffee sales through grocery, wholesale and office coffee accounts.

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



                                               SPECIALTY
                                      RETAIL     SALES      UNALLOCATED    TOTAL
                                      -------  ----------  -------------  --------
THIRTEEN WEEKS ENDED MARCH 30, 2003
  Net revenue                         $20,031  $    7,367                 $27,398
  Depreciation and amortization           804         224  $        110     1,138
  Operating expenses                    7,220       1,991                   9,211
  Segment operating income (loss)       2,806       1,583        (2,535)    1,854
  Interest income, net                                              248       248
  Income before income taxes                                                2,102
  Total assets                         19,819       5,670        69,526    95,015
  Capital expenditures                  1,547         312           456     2,315


THIRTEEN WEEKS ENDED MARCH 31, 2002
  Net revenue                         $19,090  $    5,366                 $24,456
  Depreciation and amortization           781         211  $        105     1,097
  Operating expenses                    6,729       1,249                   7,978
  Segment operating income (loss)       2,699       1,171        (3,065)      805
  Interest expense, net                                             (31)      (31)
  Income before income taxes                                                  774
  Total assets                         18,092       3,966        20,531    42,589
  Capital expenditures                    520          89           185       794



7.     CONTINGENCIES

     In the ordinary course of our business, we may from time to time become involved in certain legal proceedings. On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and seeks class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys fees and costs. We are investigating and intend to vigorously defend this litigation, but because the cases are in their early stages, the financial impact to the Company, if any, cannot be predicted.

8.     RECENT  ACCOUNTING  PRONOUNCEMENTS

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the measurement provisions of FIN 45 did not have a material impact on our financial position or results of operations.

     In January 2003, FIN No. 46 Consolidation of Variable Interest Entities was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possess specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of this interpretation will not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," "continue, "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, economic or political instability related to recent or potential terrorist attacks, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended December 29, 2002. Forward-looking statements speak only as of the date of this report and we assume no obligation to update any forward-looking statements.

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee through multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect to revenue in our other distribution channels, namely grocery stores, online and mail order and office, restaurant and food service accounts, to increase at a more rapid rate.

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

     Our coffee and related items are sold through two segments as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segment of Enterprise and Related Information." These segments are Company-operated retail outlets and specialty sales (consisting of online and mail order, grocery, food service, and office). We evaluate segment performance primarily based on revenue and segment operating income.

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

     Our accounting policies are more fully described in Note 2 in the "Notes to the Consolidated Financial Statements," included in our Annual Report on Form 10-K for the year ended December 29, 2002. We have identified the following critical accounting policies:

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

-Intangibles and other assets. During 2002, we entered into a contractual agreement with Safeway Inc., a national grocery chain, to sell Peet's coffee through its grocery stores. We began shipping during the third quarter of 2002. The agreement included an upfront payment to Safeway Inc. that we recorded in intangibles and other assets and is being amortized as a reduction of revenue based upon estimated sales during the contract period.

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

-Accrued compensation. We have a high deductible workers' compensation insurance policy with an overall program ceiling to minimize exposure. We began recording an estimated liability for self-insured portion of the workers' compensation claims in our condensed consolidated financial statements. The self-insurance liability is determined actuarially, based on claims paid, filed and reserved for, and projected using an industry loss development factor, as well as using historical experience ratings. As of March 30, 2003, we had $753,000 accrued for workers' compensation. Should a greater amount of claims occur compared to what is estimated or the medical costs increase beyond what was anticipated, the recorded liability may not be sufficient.

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



                                                               THIRTEEN WEEKS ENDED

                                                           MARCH 30, 2003   MARCH 31, 2002
                                                           ---------------  ---------------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue                                                         100.0%           100.0%
Cost of sales and related occupancy expenses                         46.4             47.3
Operating expenses                                                   33.6             32.6
Marketing and advertising expenses                                    4.0              4.2
General and administrative expenses                                   5.0              8.1
Depreciation and amortization expenses                                4.2              4.5
                                                           ---------------  ---------------
Income from operations                                                6.8              3.3
Interest (income) / expense, net                                     (0.9)             0.1
                                                           ---------------  ---------------
Income before income taxes                                            7.7              3.2
Income tax provision                                                  3.0              1.2
                                                           ---------------  ---------------
Net income                                                            4.7%             2.0%
                                                           ===============  ===============

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores                                                        73.1%            78.1%
Specialty sales                                                      26.9             21.9

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products                               59.9%            58.4%
Beverages and pastries                                               40.1             41.6

OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores                                                        36.0%            35.2%
Specialty sales                                                      27.0             23.3

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue                                                          12.0%
     Retail stores                                                    4.9
     Specialty sales                                                 37.3
Cost of sales and related occupancy expenses                          9.9
Operating expenses                                                   15.5
Marketing and advertising expenses                                    8.4
General and administrative expenses                                 (30.8)
Depreciation and amortization expenses                                3.7

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period                                           65               60
     Store openings                                                     4                0
                                                           ---------------  ---------------
     End of period                                                     69               60
                                                           ===============  ===============

THIRTEEN WEEKS ENDED MARCH 30, 2003 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2002

NET  REVENUE

     Net revenue for the first quarter increased versus the same prior year period primarily as a result of the continued expansion of our specialty sales segment.

     In the retail segment our revenue increased by $1.0 million primarily as a result of increased sales from existing stores and from the five stores we opened in 2002. We also opened four new stores during the quarter. However, all four stores were opened during the month of March, with the fourth store opening on the last day of the quarter, thus having minimal impact on revenue growth. Sales of whole bean coffee and related products in the retail segment increased by 1.2% to $ 0.1 million, while sales of beverages and pastries increased by 8.4% to $0.9 million. The greater increase in beverage and pastry sales is primarily due to the slow maturation of whole bean coffee sales in newer stores. The lower growth in whole bean and related products was also due to the occurrence of the Easter holiday in April this year instead of March as in last year, during which we typically experience stronger whole bean and related products sales.

     In the specialty sales segment, revenue increased as the result of our continued focus on the grocery and foodservice channel. The $2.0 million increase consisted primarily of a $1.3 million increase in grocery sales, a $0.6 million increase in sales to restaurants and foodservice companies, and a $0.1 million increase in other channels such as online and mail order, kiosks and license partners. The increase in the grocery channel sales was primarily due to sales to approximately 1,200 Safeway stores, which started in July of last year, and the addition of approximately 450 new stores during the latter half of this quarter. The increased sales were also due to the transition to a direct store delivery system, where our own route sales representatives deliver to stores weekly, from warehouse distribution during the quarter. We believe the direct store delivery system ensures freshness through proper rotation and weekly delivery, optimizes store specific item assortments, achieves proper shelf space and improves free-standing display levels. In the restaurant and foodservice area, sales increase was primarily due to new accounts such as Omni Hotels, as well as continued strong volume growth in accounts such as Wolfgang Puck restaurants and Anton Airfoods.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, and manufacturing costs, rent and other occupancy costs. Cost of sales decreased as a percent of net revenue primarily due to lower coffee cost as the result of lower commodity prices of coffee in the world market.

OPERATING  EXPENSES

     Operating expenses for the first quarter of 2003 increased as compared to the same prior year period primarily due to pre-opening costs of the four new stores and the cost of converting our grocery distribution to the direct store delivery system with our own route sales representatives. Retail operating expenses as a percent of retail revenue were 36.0% compared to 35.2% in prior year. The increase was due to the startup costs of the new stores opened in the first quarter. Specialty sales operating expenses as a percent of segment revenue was 27.0% vs. 23.3% in prior year. Of the 3.7% increase from prior year, 2.0% of the increase was due to the start up costs of transitioning to our direct store delivery system. The remainder of the 1.7% increase is primarily due to investment in infrastructure and systems to grow the different channels within this segment.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expenses of 4.0% of revenue were in line with prior year. The marketing spending level reflects our normal number of initiatives within each channel. The first quarter spending also falls in line with our full year marketing spending expectation of 4.0% to 4.5% of revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses in the first quarter of 2003 were $0.6 million lower than the same prior year period. The decrease is primarily due to lower public company related expenses, such as the in-house administration of required regulatory filings and the reduced compensation expense related to stock options granted at a discount in periods prior to becoming a public company, and the absence of the recruiting expenses relating to the search of our Chief Executive Officer, which occurred in the same period of the prior year.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

     Depreciation and amortization expenses increased in the first quarter as compared to the same prior year period due primarily to the 9 stores we opened during the second half of 2002 and during this first quarter.

INTEREST  (INCOME)/EXPENSE,  NET

     Interest income was generated from the investment of our secondary public offering proceeds in short-term and long-term interest-bearing, U.S. Government and Agency securities.

PROVISION  FOR  INCOME  TAXES

     Our effective tax rate for the first quarter of 2003 was 39.0% compared to 37.0% in the same prior year period. Management expects the tax rate to remain at 39.0% for the remainder of fiscal 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 30, 2003, we had $21.1 million in total cash and cash equivalents, invested in U.S. Government and Agency securities, and $24.1 million in working capital.

     Net cash provided by operations was $2.0 million during the first thirteen weeks of 2003 compared to $4.2 million in the same prior year period. Operating cash flows were positively impacted by net income, adjusted for depreciation and amortization, and a decrease in our inventory. This was offset by a decrease in accounts payable balance at the end of the period.

     Net cash used in investing activities was $1.6 million during the first thirteen weeks of 2003. Investing activities primarily consisted of the purchase of $2.3 million of property, plant and equipment for new stores, support systems upgrades and plant packaging equipment to support the growth in specialty sales.

     Net cash provided by financing activities was $1.0 million during the first thirteen weeks of 2003. Financing activities during the period consisted primarily of the exercise of stock options and purchases of our common stock by our employees through our employee stock purchase plan.

     We have a credit facility with General Electric Capital Corporation, which provides for a revolving line of credit of $15.0 million through September 2005. Total availability under the revolving line of credit is determined by subtracting our funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 2.50. As of March 30, 2003, there was no outstanding balance and we had $14.2 million available under the revolving line of credit with other senior funded debt of $0.8 million. The credit facility was last amended on February 2003 allowing for the relaxation of financial covenants, reflecting our updated cash and capital requirements.

     In December 1995, we obtained financing under industrial development revenue bonds issued by California Statewide Communities Development Authority. Outstanding amounts under the bonds bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $0.1 million is payable quarterly each February, May, August, and November. As of March 30, 2003, we have an outstanding standby letter of credit of $0.9 million backing this long term borrowing. The reducing standby letter of credit bears an annual interest charge of 1.25% payable monthly.

     Our 2003 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system, and continued improvement of our data processing capabilities. During the first quarter of 2003, we spent $2.3 million. Our remaining 2003 capital expenditures are expected to be between $6.7 and $7.7 million. Approximately $3.0 million is expected to be used for the opening of the remaining new retail stores scheduled for 2003 and expenditures for new stores in progress for 2004. Approximately $1.5 million is expected to be used for plant capacity upgrades. The remaining $2.5 million is expected to be used for the remodeling of existing stores, equipment for the grocery channel, and information technology enhancements.

     The following table set forth below reflects our contractual cash obligations and our other commercial commitments as of March 30, 2003.


                                            PAYMENTS DUE BY PERIOD
                                                (IN THOUSANDS)
                                                --------------

                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  -------  ----------  ----------  ----------  --------------
Industrial development revenue bonds     $   750  $      440  $      310
Capital lease obligations                     12           9           3
Equipment leases                              82          17          35  $       30
Retail store operating leases             26,345       5,437       9,764       6,362  $        4,782
Fixed-price coffee purchase commitments   18,791      12,309       6,193         289
                                         -------  ----------  ----------  ----------  --------------
     Total contractual cash obligations  $45,980  $   18,212  $   16,305  $    6,681  $        4,782
                                         =======  ==========  ==========  ==========  ==============


     We expect cash flows from operations and the borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the measurement provisions of FIN 45 did not have a material impact on our financial position or results of operations.

     In January 2003, FIN No. 46 Consolidation of Variable Interest Entities was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possess specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of this interpretation will not have a material effect on the Company's financial statements.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Although we have no borrowings on our credit facility, if we chose to, our cost for financing would be exposed to market risk from changes in interest rates on any outstanding bank debt. Our revolving line of credit bears interest at certain applicable margin levels contingent upon our leverage ratio on a quarterly basis. The interest rate, which is either the Index rate (the higher of prime or 50 basis points over the average of rates for overnight federal funds transactions) plus a range from 0.00% to 0.25% or a rate equal to LIBOR plus a range from 2.00% to 2.50%, increases as our leverage ratio increases. Adjustments to the applicable margin level are implemented quarterly on a prospective basis. The interest cost of our bank debt is affected by changes in either prime, federal funds rates, or LIBOR. Such changes could adversely impact the cost of our borrowings.

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

     From time to time, we may use coffee futures and coffee futures options depending on market conditions to reduce the price risk of our coffee purchase requirements that we cannot make or have not made through contractual commitments to purchase physical lots of coffee. These coffee futures and coffee futures options are traded on the New York Coffee, Sugar & Cocoa Exchange. We may use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange.

     As of March 30, 2003, we had approximately $18.8 million in open fixed-priced purchase commitments with delivery dates ranging from April 2003 through November 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 29, 2002. Please refer to our Annual Report on Form 10-K for the year ended December 29, 2002.

ITEM  4.     CONTROLS  AND  PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In the ordinary course of our business, we may from time to time become involved in certain legal proceedings. On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and seeks class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys fees and costs. We are investigating and intend to vigorously defend this litigation, but because the cases are in their early stages, the financial impact to the Company, if any, cannot be predicted.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.     Exhibits



Exhibit Number  Description
--------------  ------------------------------------------------------------------------
          99.1  Certification of the Company's Chief Executive Officer, Patrick O'Dea,
                  pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  ------------------------------------------------------------------------
          99.2  Certification of the Company's Chief Financial Officer, Mark N. Rudolph,
                  pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  ------------------------------------------------------------------------

     _________

b.     Reports  on  Form  8-K

Current Report on Form 8-K filed on April 30, 2003 to furnish under Item 12 a press release dated April 30, 2003

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May  13,  2003              PEET'S  COFFEE  &  TEA,  INC.
       --------------              By:  /s/  Mark  N.  Rudolph
                                        ----------------------
                                    Mark  N.  Rudolph
                                    Vice  President,  Chief  Financial  Officer,
                                    Treasurer  and  Secretary

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date:     May  13,  2003               /s/  Patrick  O'Dea
                                       -------------------
                                       Patrick  O'Dea
                                       President  and  Chief  Executive  Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date:     May  13,  2003            /s/  Mark  N.  Rudolph
                                    ----------------------
                                    Mark  N.  Rudolph
                                    Vice  President,  Chief  Financial  Officer,
                                    Treasurer  and  Secretary