Form 10-Q
period 2003-06-29
PEETS COFFEE & TEA INC
filed 2003-08-13
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 29, 2003

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

         Common  Stock,  no  par  value                  12,794,346
          (Class)                            (Outstanding  at  August  8,  2003)



                                          PEET'S COFFEE & TEA, INC.
                                          -------------------------
                                                    INDEX
                                                    -----



PART I . . .  FINANCIAL INFORMATION                                                                   3
------------  -------------------------------------------------------------------------------------  --

Item 1.. . .  Financial Statements                                                                    3
------------  -------------------------------------------------------------------------------------  --
Item 2.. . .  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
------------  -------------------------------------------------------------------------------------  --
Item 3.. . .  Quantitative and Qualitative Disclosures About Market Risk                             17
------------  -------------------------------------------------------------------------------------  --
Item 4.. . .  Controls and Procedures                                                                18
------------  -------------------------------------------------------------------------------------  --

PART II. . .  OTHER INFORMATION                                                                      19
------------  -------------------------------------------------------------------------------------  --

Item 1.. . .  Legal Proceedings                                                                      19
------------  -------------------------------------------------------------------------------------  --
Item 4.. . .  Submission of Matters to a Vote of Security Holders                                    19
------------  -------------------------------------------------------------------------------------  --
Item 6.. . .  Exhibits and Reports on Form 8-K                                                       19
------------  -------------------------------------------------------------------------------------  --
  Signatures                                                                                         20
------------  -------------------------------------------------------------------------------------



                                      PART I - FINANCIAL INFORMATION

ITEM  1.               FINANCIAL  STATEMENTS

                                          PEET'S COFFEE & TEA, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        JUNE 29, 2003   DECEMBER 29, 2002
                                                                        --------------  ------------------
ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $       22,809  $           19,672
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .           2,780               2,210
  Income tax receivable                                                                              1,117
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,684              11,007
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .           1,919               1,803
                                                                        --------------  ------------------

           Total current assets. . . . . . . . . . . . . . . . . . . .          39,192              35,809

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .          30,787              27,929

Intangible and other assets, net . . . . . . . . . . . . . . . . . . .           3,226               3,305

Long-term U.S. Government and Agency securities. . . . . . . . . . . .          27,356              28,102
                                                                        --------------  ------------------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      100,561  $           95,145
                                                                        ==============  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $        5,469  $            6,463
  Accrued compensation and benefits. . . . . . . . . . . . . . . . . .           3,728               3,741
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . .           3,741               2,638
  Current portion of long-term borrowings. . . . . . . . . . . . . . .             444                 468
                                                                        --------------  ------------------

           Total current liabilities . . . . . . . . . . . . . . . . .          13,382              13,310

Long-term borrowings, less current portion . . . . . . . . . . . . . .             201                 424
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .             163                 181
Deferred lease credits . . . . . . . . . . . . . . . . . . . . . . . .             775                 726
                                                                        --------------  ------------------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          14,521              14,641
                                                                        --------------  ------------------

Shareholders' equity:
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  12,536,000 and 12,103,000 shares . . . . . . . . . .          80,761              78,014
  Accumulated other comprehensive income, net of tax . . . . . . . . .             233                 265
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .           5,046               2,225
                                                                        --------------  ------------------

         Total shareholders' equity. . . . . . . . . . . . . . . . . .          86,040              80,504
                                                                        --------------  ------------------

Total liabilities and shareholders' equity . . . . . . . . . . . . . .  $      100,561  $           95,145
                                                                        ==============  ==================

See notes to condensed consolidated financial statements.


                                                    PEET'S COFFEE & TEA, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED

                                                           JUNE 29, 2003   JUNE 30, 2002        JUNE 29, 2003   JUNE 30, 2002
                                                           --------------  --------------       --------------  --------------
Net revenue . . . . . . . . . . . . . . . . . . . . . . .  $       29,080  $       24,889       $       56,478  $       49,345
                                                           --------------  --------------       --------------  --------------

Operating expenses:
  Cost of sales and related occupancy expenses. . . . . .          13,273          11,493               25,989          23,068
  Operating expenses. . . . . . . . . . . . . . . . . . .           9,546           7,939               18,757          15,917
  Marketing and advertising expenses. . . . . . . . . . .           1,289           1,246                2,399           2,270
  General and administrative expenses . . . . . . . . . .           1,493           2,054                2,862           4,031
  Depreciation and amortization expenses. . . . . . . . .           1,181           1,133                2,319           2,230
                                                           --------------  --------------       --------------  --------------

           Total operating costs and expenses . . . . . .          26,782          23,865               52,326          47,516
                                                           --------------  --------------       --------------  --------------

Income from operations. . . . . . . . . . . . . . . . . .           2,298           1,024                4,152           1,829

Interest income, net. . . . . . . . . . . . . . . . . . .             225             117                  473              87
                                                           --------------  --------------       --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . .           2,523           1,141                4,625           1,916

Income tax provision. . . . . . . . . . . . . . . . . . .             984             423                1,804             709
                                                           --------------  --------------       --------------  --------------

Net income. . . . . . . . . . . . . . . . . . . . . . . .  $        1,539  $          718       $        2,821  $        1,207
                                                           ==============  ==============       ==============  ==============

Net income per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . .  $         0.12  $         0.06       $         0.23  $         0.12
     Diluted. . . . . . . . . . . . . . . . . . . . . . .  $         0.12  $         0.06       $         0.22  $         0.11


Shares used in calculation of net income per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . .          12,412          11,155               12,320           9,831
     Diluted. . . . . . . . . . . . . . . . . . . . . . .          13,100          11,992               12,948          10,587

See notes to condensed consolidated financial statements.


                                                PEET'S COFFEE & TEA, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED, IN THOUSANDS)

                                                                                         TWENTY-SIX WEEKS ENDED

                                                                                      JUNE 29, 2003    JUNE 30, 2002
                                                                                     ---------------  ---------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,821   $        1,207
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .           2,724            2,568
    Amortization of investment interest purchased . . . . . . . . . . . . . . . . .              66                0
    Amortization of stock based compensation. . . . . . . . . . . . . . . . . . . .              39              158
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (11)             237
    Reclassification of hedging losses from OCI . . . . . . . . . . . . . . . . . .             (19)             356
    Ineffective portion of hedges . . . . . . . . . . . . . . . . . . . . . . . . .               0              (49)
    Gain on disposition of assets . . . . . . . . . . . . . . . . . . . . . . . . .              (1)              (2)
    Gain on sale of long-term investments . . . . . . . . . . . . . . . . . . . . .             (12)               0
  Changes in other assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             547              402
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (677)            (523)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . .            (147)             106
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (33)          (1,813)
    Accounts payable, accrued liabilities and other liabilities . . . . . . . . . .             145            1,547
                                                                                     ---------------  ---------------

           Net cash provided by operating activities. . . . . . . . . . . . . . . .           5,442            4,194
                                                                                     ---------------  ---------------

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . .          (5,473)          (2,724)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . . .               3                0
  Additions to intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . .               0              (35)
  Purchases of long term U.S. government & agency securities. . . . . . . . . . . .          (6,999)               0
  Sales of long term U.S. government & agency securities. . . . . . . . . . . . . .           7,702                0
                                                                                     ---------------  ---------------

           Net cash used in investing activities. . . . . . . . . . . . . . . . . .          (4,767)          (2,759)
                                                                                     ---------------  ---------------

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (246)          (2,223)
  Net proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . .           2,708           44,216
                                                                                     ---------------  ---------------

           Net cash provided by financing activities. . . . . . . . . . . . . . . .           2,462           41,993
                                                                                     ---------------  ---------------

Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           3,137           43,428

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . .          19,672            2,718
                                                                                     ---------------  ---------------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . .  $       22,809   $       46,146
                                                                                     ===============  ===============

See notes to condensed consolidated financial statements.

                            PEET'S COFFEE & TEA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and its subsidiaries (collectively, the "Company") for the 13 and 26 weeks ended June 29, 2003 and June 30, 2002 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the 13 and 26 weeks ended June 29, 2003 are not necessarily indicative of the results expected for the full year.

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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     STOCK  BASED  COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):



                                                      THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                      --------------------             ----------------------

                                                  JUNE 29, 2003    JUNE 30, 2002    JUNE 29, 2003    JUNE 30, 2002
                                                 ---------------  ---------------  ---------------  ---------------
Net income - as reported. . . . . . . . . . . .  $        1,539   $          718   $        2,821   $        1,207
Stock-based employee compensation included in
     reported net income, net of tax. . . . . .              (0)              44               24              100
Stock-based compensation expense determined
     under fair value based method, net of tax.          (1,185)            (832)          (1,950)          (1,448)
                                                 ---------------  ---------------  ---------------  ---------------
Net income (loss) - pro forma . . . . . . . . .  $          354             ($70)  $          895            ($141)
                                                 ===============  ===============  ===============  ===============

Basic net income per share - as reported. . . .  $         0.12   $         0.06   $         0.23   $         0.12
Basic net income (loss) per share - pro forma .  $         0.03   $       ($0.01)  $         0.07   $       ($0.01)

Diluted net income per share - as reported. . .  $         0.12   $         0.06   $         0.22   $         0.11
Diluted net income (loss) per share - pro forma  $         0.03   $       ($0.01)  $         0.07   $       ($0.01)


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

     The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                           OPTIONS GRANTED FOR THE PERIOD ENDED
                           ------------------------------------

                          JUNE 29, 2003   JUNE 30, 2002
                          --------------  --------------
Expected dividend rate .              0%              0%
Expected volatility
 - Options . . . . . . .          50.65%          68.10%
 - ESPP awards . . . . .          50.65%          68.10%
Risk free interest rate
 - Options . . . . . . .           2.57%           3.79%
 - ESPP awards . . . . .           1.11%           1.87%
Expected lives (years)
 - Options . . . . . . .              5               5
 - ESPP awards . . . . .            0.5             0.5


     COMPREHENSIVE  INCOME

     For the thirteen week period ended June 29, 2003 and June 30, 2002, comprehensive income was $1,568,000 and $771,000, respectively. Comprehensive income was $2,789,000 and $1,580,000 for the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively. Comprehensive income consists of net income, the effect of accounting for hedges under SFAS No. 133, and net unrealized gains on investments. See Notes 4 and 5.

     NET  INCOME  PER  SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):


                                                THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                             JUNE 29,2003  JUNE 30, 2002  JUNE 29,2003  JUNE 30, 2002
                                             ------------  -------------  ------------  -------------
Basic weighted average shares outstanding .        12,412         11,155        12,320          9,831
Incremental shares from assumed exercise
     of stock options . . . . . . . . . . .           688            767           628            756
                                             ------------  -------------  ------------  -------------
Diluted weighted average shares outstanding        13,100         11,922        12,948         10,587
                                             ============  =============  ============  =============

     The number of incremental shares from the assumed exercise of stock options was calculated applying the treasury stock method.

     Options with an exercise price greater than the average market price of common shares were 110,494 and 85,000 for the thirteen week period ended June
29, 2003 and June 30, 2002, respectively, and 237,262 and 959,656 for the twenty-six week period ended June 29, 2003 and June 30, 2002, respectively, and were not included in the computation of diluted earnings per share.

3.     BORROWINGS

     The Company maintains a credit facility with General Electric Capital Corporation that expires in September 2005 and provides for a revolving line of credit of up to $15,000,000, including the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 2.5. As of June 29, 2003, there was no outstanding balance and $14,303,000 was available under the Company's revolving line of credit.

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

     In April 2003, the remaining open hedging contracts were closed and a gain of $7,700 was recorded in cost of sales during the thirteen week period ended June 29, 2003. Other comprehensive loss related to hedging, net of tax, was $1,000 and $34,000 as of June 29, 2003 and June 29, 2002, respectively, all of which is expected to be reclassified into cost of goods sold over the next 12 months as the related inventory is sold. During the thirteen and twenty-six weeks ended June 29, 2003, respectively, $7,000 (net of $4,000 tax) of coffee futures gains and $19,000 (net of $11,000 tax) of coffee futures gains, included in other comprehensive income (loss), were reclassified into cost of goods sold. During the thirteen weeks and twenty-six weeks ended June 30, 2002, respectively, $90,000 (net of $60,000 tax) and $356,000 (net of $236,000 tax),
of coffee futures losses included in other comprehensive loss were reclassified into cost of goods sold. As of June 29, 2003, there were no open futures contracts.

5.     INVESTMENTS

     The Company invests in U.S. government and agency securities. At June 29, 2003, the Company maintained long-term investments classified as available for sale of $27,356,000. The long-term investments are comprised of United States Treasury notes and bonds and federal agency notes and bonds that mature within five years. Gross unrealized holding gains of $372,000 at June 29, 2003 were attributable to long-term investments.

     During the thirteen week period ended June 29, 2003, the Company did not sell any securities and did not realize any gains or losses. During the twenty-six weeks ended June 29, 2003, the Company sold securities for net proceeds of $7,702,000 and realized gains of $12,000, computed using the specific identification method. For the thirteen and twenty-six weeks ended June 29, 2003, net unrealized gains of $37,000 (net of $23,000 tax) and net unrealized gains of $7,000 (net of $4,000 tax), respectively, were recorded in other comprehensive income. For the prior year thirteen and twenty-six week periods ended June 30, 2002, there were no unrealized gains or losses.

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



                                                SPECIALTY
                                       RETAIL     SALES      UNALLOCATED    TOTAL
                                       -------  ----------  -------------  --------
THIRTEEN WEEKS ENDED JUNE 29, 2003
  Net revenue . . . . . . . . . . . .  $21,057  $    8,023                 $ 29,080
  Operating expenses. . . . . . . . .    7,375       2,171                    9,546
  Depreciation and amortization . . .      833         232  $        116      1,181
  Segment operating income (loss) . .    3,350       1,788        (2,840)     2,298
  Interest income, net                                               225        225
  Income before income taxes                                                  2,523
  Total assets. . . . . . . . . . . .   20,600       6,656        73,305    100,561
  Capital expenditures. . . . . . . .    1,806         803           549      3,158

THIRTEEN WEEKS ENDED JUNE 30, 2002
  Net revenue . . . . . . . . . . . .  $19,183  $    5,706                 $ 24,889
  Operating expenses. . . . . . . . .    6,740       1,199                    7,939
  Depreciation and amortization . . .      811         214  $        108      1,133
  Segment operating income (loss) . .    2,875       1,516        (3,367)     1,024
  Interest income, net                                               117        117
  Income before income taxes                                                  1,141
  Total assets. . . . . . . . . . . .   18,280       3,361        64,971     86,612
  Capital expenditures. . . . . . . .      583         181         1,166      1,930

TWENTY-SIX WEEKS ENDED JUNE 29, 2003
  Net revenue . . . . . . . . . . . .  $41,088  $   15,390                 $ 56,478
  Operating expenses. . . . . . . . .   14,595       4,162                   18,757
  Depreciation and amortization . . .    1,638         456  $        225      2,319
  Segment operating income (loss) . .    6,155       3,371        (5,374)     4,152
  Interest income, net                                               473        473
  Income before income taxes                                                  4,625
  Capital expenditures. . . . . . . .    3,353       1,115         1,005      5,473

TWENTY-SIX WEEKS ENDED JUNE 30, 2002
  Net revenue . . . . . . . . . . . .  $38,273  $   11,072                 $ 49,345
  Operating expenses. . . . . . . . .   13,469       2,448                   15,917
  Depreciation and amortization . . .    1,593         424  $        213      2,230
  Segment operating income (loss) . .    6,120       2,875        (7,166)     1,829
  Interest income, net                                                87         87
  Income before income taxes                                                  1,916
  Capital expenditures. . . . . . . .    1,103         270         1,351      2,724


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

8.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a significant impact on our operating results or financial position.

     During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "predict," "potential," "continue, "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, economic or political instability related to recent or potential terrorist attacks, the popularity of specialty coffee due to consumer trends, labor relations, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended December 29, 2002. Forward-looking statements speak only as of the date of this report and we assume no obligation to update any forward-looking statements.

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee through multiple channels of distribution. While we intend to continue the sale of whole bean coffee through strategically located retail stores, we expect our revenue in our other distribution channels, namely grocery stores, online and mail order and office, restaurant and food service accounts, to increase at a more rapid rate.

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

     Our coffee and related items are sold through two segments as defined under Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segment of Enterprise and Related Information." These segments are Company-operated retail outlets and specialty sales (consisting of online and mail order, grocery, food service, and office). We evaluate segment performance primarily based on revenue and segment operating income.

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

-Accrued compensation. In March 2002, we modified our workers' compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for self-insured portion of the workers' compensation claims in our condensed consolidated financial statements. The self-insurance liability is determined actuarially, based on claims paid, filed and reserved for, and projected using an industry loss development factor, as well as using historical experience ratings. As of June 29, 2003, we had $838,000 accrued for workers' compensation. Should a greater amount of claims occur compared to what is estimated or the medical costs increase beyond what was anticipated, the recorded liability may not be sufficient.

-Hedge accounting. We use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. As of June 29, 2003, we have no outstanding hedging contracts. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" and Note 4 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

     We have also chosen certain accounting policies when options are available, including the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for our stock option awards. These accounting policies are applied consistently for all years presented.

RESULTS  OF  OPERATIONS

     The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.


                                                                  THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                           JUNE 29, 2003   JUNE 30, 2002   JUNE 29, 2003   JUNE 30, 2002
                                                           --------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue . . . . . . . . . . . . . . . . . . . . . . .          100.0%          100.0%          100.0%          100.0%
Cost of sales and related occupancy expenses. . . . . . .           45.6            46.2            46.0            46.7
Operating expenses. . . . . . . . . . . . . . . . . . . .           32.8            31.9            33.2            32.3
Marketing and advertising expenses. . . . . . . . . . . .            4.4             5.0             4.2             4.6
General and administrative expenses . . . . . . . . . . .            5.1             8.3             5.1             8.2
Depreciation and amortization expenses. . . . . . . . . .            4.2             4.5             4.1             4.5
                                                           --------------  --------------  --------------  --------------
Income from operations. . . . . . . . . . . . . . . . . .            7.9             4.1             7.4             3.7
Interest income, net. . . . . . . . . . . . . . . . . . .            0.8             0.5             0.8             0.2
                                                           --------------  --------------  --------------  --------------
Income before income taxes. . . . . . . . . . . . . . . .            8.7             4.6             8.2             3.9
Income tax provision. . . . . . . . . . . . . . . . . . .            3.4             1.7             3.2             1.5
                                                           --------------  --------------  --------------  --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . .            5.3%            2.9%            5.0%            2.4%
                                                           ==============  ==============  ==============  ==============

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores . . . . . . . . . . . . . . . . . . . . . .           72.4%           77.1%           72.8%           77.6%
Specialty sales . . . . . . . . . . . . . . . . . . . . .           27.6            22.9            27.2            22.4

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products. . . . . . . . . .           58.7%           58.0%           59.3%           58.2%
Beverages and pastries. . . . . . . . . . . . . . . . . .           41.3            42.0            40.7            41.8

OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores . . . . . . . . . . . . . . . . . . . . . .           35.0%           35.1%           35.5%           35.2%
Specialty sales . . . . . . . . . . . . . . . . . . . . .           27.1            21.0            27.0            22.1

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue . . . . . . . . . . . . . . . . . . . . . . .           16.8%                           14.5%
     Retail stores. . . . . . . . . . . . . . . . . . . .            9.8                             7.4
     Specialty sales. . . . . . . . . . . . . . . . . . .           40.6                            39.0
Cost of sales and related occupancy expenses. . . . . . .           15.5                            12.7
Operating expenses. . . . . . . . . . . . . . . . . . . .           20.2                            17.8
Marketing and advertising expenses. . . . . . . . . . . .            3.5                             5.7
General and administrative expenses . . . . . . . . . . .          (27.3)                          (29.0)
Depreciation and amortization expenses. . . . . . . . . .            4.2                             4.0

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period. . . . . . . . . . . . . . .             69              60              65              60
     Store openings . . . . . . . . . . . . . . . . . . .              0               0               4               0
                                                           --------------  --------------  --------------  --------------
     End of period. . . . . . . . . . . . . . . . . . . .             69              60              69              60
                                                           ==============  ==============  ==============  ==============

THIRTEEN  WEEKS  ENDED  JUNE  29, 2003 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
2002

NET  REVENUE

     Net revenue for the second quarter increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments.

     In the retail segment our revenue increased by $1.9 million primarily as a result of increased sales from the nine stores we opened since August 2002 and existing stores. Sales of whole bean coffee and related products in the retail segment increased by 3.4%, to $9.3 million, while sales of beverages and pastries increased by 15.4% to $11.7 million. The increase in beverage and pastry sales is primarily due to the introduction of new iced drinks and a revamped bar menu that emphasizes many of our customer favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increase the availability of Peet's coffee in grocery stores, and the slower maturation of whole bean sales in new stores. We did not open any new stores during this quarter. Since July 2003, we have opened two new stores and signed leases in three other locations, all of which are expected to open in third and fourth quarter of this year.

   In the specialty sales segment, revenue increased as the result of our continued focus on the grocery and foodservice channel. The $2.3 million increase consisted primarily of a $1.7 million increase in grocery sales, and $0.6 million increase in sales to restaurants and foodservice companies. Sales from other channels including online and mail order, office, and kiosks were flat. The increase in the grocery channel sales was primarily due to sales to approximately 1,200 Safeway stores, which started in July of last year, and the addition of approximately 690 new stores such as Albertson's and Whole Foods Markets, during the past twelve months. The increased sales were also driven by the transition to a direct store delivery system, where our own route sales representatives deliver to stores weekly, from warehouse distribution in the first quarter. We believe the direct store delivery system ensures freshness through proper rotation and weekly delivery, optimizes store specific item assortments, achieves proper shelf space and improves free-standing display levels. In the restaurant and foodservice area, the sales increase was primarily due to new accounts such as Omni Hotels, as well as continued strong volume growth in accounts such as Wolfgang Puck restaurants and Anton Airfoods.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, and manufacturing costs, rent and other occupancy costs. Cost of sales decreased as a percent of net revenue primarily due to the introduction of new iced drinks that have higher price points and better cost management through standardization of bar coffee rotation.

OPERATING  EXPENSES

     Operating expenses as a percent of net revenue for the second quarter of 2003 increased as compared to the same prior year period primarily due to the higher operating expenses of the direct store delivery system with our own route sales representatives. Specialty sales operating expenses as a percent of segment revenue was 27.1% compared to 21.0% in prior year. Of the 6.1 point increase from prior year, 4.8 points were due to the increased operating expenses of the direct store delivery system. The remainder of the increase is primarily due to investment in infrastructure and systems to grow the different channels within this segment. Retail operating expenses were in line with prior year as higher operating expenses from new stores were offset by improved operation of our existing stores.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expenses was 4.4% of net revenue, slightly lower than prior year. The marketing spending level reflects our normal number of initiatives within each channel. The second quarter spending also falls in line with our full year marketing spending expectation of 4.0% to 4.5% of revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses in the second quarter of 2003 were $0.6 million lower than the same prior year period. The decrease is primarily due to a restructure of the executive bonus program and lower public company related expenses, such as the in-house preparation of required regulatory filings and the reduced compensation expense related to stock options granted at a discount in periods prior to becoming a public company.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

     Depreciation and amortization expenses increased in the second quarter as compared to the same prior year period due primarily to the nine stores we opened during the last twelve months. The expenses were partially offset by older assets becoming fully depreciated.

INTEREST  INCOME,  NET

     Interest income was generated from the investment of our secondary public offering proceeds in short-term and long-term interest-bearing, U.S. government and agency securities. We received thirteen weeks of interest income this quarter as compared to only six weeks in the prior year quarter due to the completion of the secondary offering in April 2002.

PROVISION  FOR  INCOME  TAXES

     Our effective tax rate for the first quarter of 2003 was 39.0% compared to 37.0% in the same prior year period. The prior year rate reflected the utilization of tax carryforwards. Management expects the tax rate to remain at 39.0% for the remainder of fiscal 2003.


TWENTY-SIX WEEKS ENDED JUNE 29, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 2002

 NET  REVENUE

     Net revenue for the twenty-six weeks ended June 29, 2003 increased for the specialty sales and retail segments as compared to same period in 2002. Whole bean and related sales increased 18.2% and beverage and pastries sales increased 14.9%.

     In the retail segment, sales increased by 7.4% primarily as a result of increased sales from existing stores, and sales from nine new stores we opened since August 2002, and the introduction of new iced drinks and menu. In the specialty sales segment, sales increased by 39.0% primarily due to new accounts added in the grocery channel and strong volume growth in the restaurant and foodservice areas.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses increased by 12.7% as a result of increased sales volume. Cost of sales as a percent of net revenue decreased primarily due to the same factors affecting the second quarter of 2003 as discussed above.

OPERATING  EXPENSES

     Operating expenses increased as compared to the same prior year period as we grew our business. As a percent of net revenue, operating expenses increased primarily due to the nine new stores we opened during the last twelve months and the conversion to a direct store delivery method of distribution for our grocery business.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expenses increased 5.7% as compared to the same prior year period. As a percent of net revenue, marketing and advertising expenses decreased due to the leverage gained from marketing across multiple channels of distribution.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     The decrease in general and administrative expenses as compared to the same prior year period is primarily due to the restructuring of the executive bonus program and reduced expenses in the areas of stock plan administration and proxy related activities.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 29, 2003, we had $22.8 million in total cash and cash equivalents, of which $14.9 million is invested in short-term U.S. government and agency securities. We also had $27.4 million of long-term U.S. government and agency securities. Working capital was $25.8 million at June 29, 2003.

     Net cash provided by operations was $5.4 million during the first twenty-six weeks of 2003 compared to $4.2 million in the same prior year period. Operating cash flows were positively impacted by net income, adjusted for depreciation and amortization, and partially offset by a slight decrease in working capital.

     Net cash used in investing activities was $4.8 million during the first twenty-six weeks of 2003. Investing activities primarily consisted of the purchase of $5.5 million of property, plant and equipment for new stores, support systems upgrades and plant packaging equipment to support the growth in specialty sales. This was offset by net proceeds from sale of long-term investments.

     Net cash provided by financing activities was $2.5 million during the first twenty-six weeks of 2003. Financing activities during the period consisted primarily of the exercise of stock options and sales of our common stock to our employees through our employee stock purchase plan.

     We have a credit facility with General Electric Capital Corporation, which provides for a revolving line of credit of $15.0 million through September 2005. Total availability under the revolving line of credit is determined by subtracting our funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 2.50. As of June 29, 2003, there was no outstanding balance and we had $14.3 million available under the revolving line of credit with other senior funded debt of $0.7 million. The credit facility was last amended on February 2003 allowing for the relaxation of financial covenants, reflecting our updated cash and capital requirements.

     In December 1995, we obtained financing under industrial development revenue bonds issued by California Statewide Communities Development Authority. Outstanding amounts under the bonds bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $0.1 million is payable quarterly each February, May, August, and November. As of June 29, 2003, we have an outstanding standby letter of credit of $0.9 million backing this long-term borrowing. The reducing standby letter of credit bears an annual interest charge of 1.25% payable monthly.

     Our 2003 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system and continued improvement of our data processing capabilities. During the first half of 2003, we spent $5.5 million. Our remaining 2003 capital expenditures are expected to be between $3.5 and $4.5 million. Approximately $2.0 million is expected to be used for the opening of the remaining new retail stores scheduled for 2003 and expenditures for new stores in progress for 2004. Approximately $0.5 million is expected to be used for plant capacity upgrades. The remaining $1.5 million is expected to be used for the remodeling of existing stores, equipment for the grocery channel and information technology enhancements.

     The following table set forth below reflects our contractual cash obligations and our other commercial commitments as of June 29, 2003.


                                            PAYMENTS DUE BY PERIOD
                                                (IN THOUSANDS)
                                                --------------

                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  -------  ----------  ----------  ----------  --------------
Industrial development revenue bonds. .  $   640  $      440  $      200
Capital lease obligations . . . . . . .        6           4           2
Equipment leases. . . . . . . . . . . .      309          65         130  $      114
Retail store operating leases . . . . .   26,505       5,657      10,127       6,156  $        4,565
Fixed-price coffee purchase commitments   15,466      11,470       3,803         193
                                         -------  ----------  ----------  ----------  --------------
     Total contractual cash obligations  $42,926  $   17,636  $   14,262  $    6,463  $        4,565
                                         =======  ==========  ==========  ==========  ==============


     We expect cash flows from operations and the borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a significant impact on our operating results or financial position.

     During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.


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

     From time to time, we may use coffee futures and coffee futures options depending on market conditions to reduce the price risk of our coffee purchase requirements that we cannot make or have not made through contractual commitments to purchase physical lots of coffee. These coffee futures and coffee futures options are traded on the New York Coffee, Sugar & Cocoa Exchange. We may use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. We have no outstanding hedging contracts as of June 29, 2003.

     As of June 29, 2003, we had approximately $15.5 million in open fixed-priced purchase commitments with delivery dates ranging from July 2003 through November 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 29, 2002. Please refer to our Annual Report on Form 10-K for the year ended December 29, 2002.

ITEM  4.     CONTROLS  AND  PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 29, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no material changes in the Company's internal controls or in other factors that could materially affect internal controls.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The 2003 Annual Meeting of Stockholders of the Company was held on May 23, 2003. The two persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2006 and until their successors are elected and qualified. There were 10,775,045 votes cast in the election of directors. The voting regarding each nominee was as follows: Gerald Baldwin (for: 7,914,673 / withheld: 2,860,372); and Hilary Billings (for: 10,692,668 / withheld: 82,377). The following directors' term of office as a director continued after the meeting: Christopher P. Mottern, Patrick O'Dea, Gordon Bowker, H. William Jesse, Jr., Jean-Michel Valette.

     Further, the selection of Deloitte & Touche LLP as independent auditors for the fiscal year was ratified. The matter was approved with 10,630,458 votes for, 129,413 votes withheld, and 15,174 votes abstained.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.     Exhibits



Exhibit Number  Description
--------------  -------------------------------------------------------------------------
                Peet's Coffee & Tea, Inc. Key Employment Agreement for Vice President
         10.17  dated as of June 9, 2003. (1)
--------------  -------------------------------------------------------------------------
                Certification of the Company's Chief Executive Officer, Patrick O'Dea,
                pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as
          31.1  amended.
--------------  -------------------------------------------------------------------------
                Certification of the Company's Chief Financial Officer, Thomas Cawley,
                pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as
          31.2  amended.
--------------  -------------------------------------------------------------------------
                Certification of the Company's Chief Executive Officer, Patrick O'Dea,
          32.1  pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  -------------------------------------------------------------------------
                Certification of the Company's Chief Financial Officer, Thomas Cawley,
          32.2  pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  -------------------------------------------------------------------------


(1)  Management  contract.

b.     Reports  on  Form  8-K

Current Report on Form 8-K filed on April 30, 2003 to furnish under Item 12 a press release dated April 30, 2003.

Current Report on Form 8-K filed on July 30, 2003 to furnish under Item 12 a press release dated July 30, 2003.

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August  13,  2003       PEET'S  COFFEE  &  TEA,  INC.
       -----------------       By:  /s/  Thomas  Cawley
                                  -------------------
                                  Thomas  Cawley
                                  Vice  President,  Chief  Financial  Officer,
                                  and  Secretary