Form 10-Q
period 2003-09-28
PEETS COFFEE & TEA INC
filed 2003-11-12
CIK 917968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   __________

                                    FORM 10-Q

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

                For the quarterly period ended September 28, 2003

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

         Common  Stock,  no  par  value               12,915,270
             (Class)                         (Outstanding at November 4, 2003)



                                       PEET'S COFFEE & TEA, INC.
                                       -------------------------
                                                 INDEX
                                                 -----



PART I.  FINANCIAL INFORMATION                                                                   3
-------  -------------------------------------------------------------------------------------  --

Item 1.  Financial Statements                                                                    3
-------  -------------------------------------------------------------------------------------  --
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
-------  -------------------------------------------------------------------------------------  --
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             17
-------  -------------------------------------------------------------------------------------  --
Item 4.  Controls and Procedures                                                                18
-------  -------------------------------------------------------------------------------------  --

PART II  OTHER INFORMATION                                                                      19
-------  -------------------------------------------------------------------------------------  --

Item 1.  Legal Proceedings                                                                      19
-------  -------------------------------------------------------------------------------------  --
Item 6.  Exhibits and Reports on Form 8-K                                                       19
-------  -------------------------------------------------------------------------------------  --
         Signatures                                                                             20
         -------------------------------------------------------------------------------------  --




                                         PART I - FINANCIAL INFORMATION

ITEM  1.               FINANCIAL  STATEMENTS

                                             PEET'S COFFEE & TEA, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        SEPTEMBER 28, 2003   DECEMBER 29, 2002
                                                                        -------------------  ------------------
ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $            27,175  $           19,672
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .                2,831               2,210
  Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . .                  300               1,117
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13,058              11,007
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .                3,710               1,803
                                                                        -------------------  ------------------

           Total current assets. . . . . . . . . . . . . . . . . . . .               47,074              35,809

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .               31,860              27,929

Intangible and other assets, net . . . . . . . . . . . . . . . . . . .                2,962               3,305

Long-term U.S. Government and Agency securities. . . . . . . . . . . .               24,956              28,102
                                                                        -------------------  ------------------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           106,852  $           95,145
                                                                        ===================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $             4,963  $            6,463
  Accrued compensation and benefits. . . . . . . . . . . . . . . . . .                3,875               3,741
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . .                5,240               2,638
  Current portion of long-term borrowings. . . . . . . . . . . . . . .                  444                 468
                                                                        -------------------  ------------------

           Total current liabilities . . . . . . . . . . . . . . . . .               14,522              13,310

Long-term borrowings, less current portion . . . . . . . . . . . . . .                   90                 424
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                   32                 181
Deferred lease credits . . . . . . . . . . . . . . . . . . . . . . . .                  828                 726
                                                                        -------------------  ------------------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .               15,472              14,641
                                                                        -------------------  ------------------

Shareholders' equity:
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  12,900,000 and 12,103,000 shares . . . . . . . . . .               86,621              78,014
  Accumulated other comprehensive income, net of tax . . . . . . . . .                   36                 265
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .                4,723               2,225
                                                                        -------------------  ------------------

         Total shareholders' equity. . . . . . . . . . . . . . . . . .               91,380              80,504
                                                                        -------------------  ------------------

Total liabilities and shareholders' equity . . . . . . . . . . . . . .  $           106,852  $           95,145
                                                                        ===================  ==================

See notes to condensed consolidated financial statements.


                                                     PEET'S COFFEE & TEA, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                              SEPT. 28, 2003   SEPT. 29, 2002   SEPT. 28, 2003   SEPT. 29, 2002
                                                             ----------------  ---------------  ---------------  ---------------
Net revenue . . . . . . . . . . . . . . . . . . . . . . . .  $        28,833   $        25,366  $        85,311  $        74,711
                                                             ----------------  ---------------  ---------------  ---------------

Operating expenses:
  Cost of sales and related occupancy expenses. . . . . . .           13,308            11,651           39,297           34,719
  Operating expenses. . . . . . . . . . . . . . . . . . . .            9,426             8,182           28,183           24,100
  Marketing and advertising expenses. . . . . . . . . . . .              958             1,161            3,357            3,431
  General and administrative expenses . . . . . . . . . . .            4,860             1,403            7,722            5,434
  Depreciation and amortization expenses. . . . . . . . . .            1,228             1,160            3,547            3,390
                                                             ----------------  ---------------  ---------------  ---------------

           Total operating costs and expenses . . . . . . .           29,780            23,557           82,106           71,074
                                                             ----------------  ---------------  ---------------  ---------------

Income (loss) from operations . . . . . . . . . . . . . . .             (947)            1,809            3,205            3,637

Investment income, net. . . . . . . . . . . . . . . . . . .              499               220              972              307
                                                             ----------------  ---------------  ---------------  ---------------

Income (loss) before income taxes . . . . . . . . . . . . .             (448)            2,029            4,177            3,944

Income tax provision (benefit). . . . . . . . . . . . . . .             (125)              750            1,679            1,459
                                                             ----------------  ---------------  ---------------  ---------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $          (323)  $         1,279  $         2,498  $         2,485
                                                             ================  ===============  ===============  ===============

Net income (loss) per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .  $         (0.03)  $          0.11  $          0.20  $          0.24
     Diluted. . . . . . . . . . . . . . . . . . . . . . . .  $         (0.03)  $          0.10  $          0.19  $          0.22


Shares used in calculation of net income (loss) per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .           12,778            11,992           12,472           10,541

     Diluted. . . . . . . . . . . . . . . . . . . . . . . .           12,778            12,673           13,155           11,272

See notes to condensed consolidated financial statements.


                                                      PEET'S COFFEE & TEA, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED, IN THOUSANDS)

                                                                                                    THIRTY-NINE WEEKS ENDED
                                                                                                 SEPT. 28, 2003    SEPT. 29, 2002
                                                                                                ----------------  ----------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,498   $         2,485
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,199             3,899
    Amortization of investment interest purchased. . . . . . . . . . . . . . . . . . . . . . .               84                 0
    Amortization of stock based compensation, including tax benefit of stock options exercised            3,118               223
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,413)              338
    Reclassification of hedging losses (gains) from OCI. . . . . . . . . . . . . . . . . . . .              (21)              389
    Ineffective portion of hedges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0               (41)
    Gain on disposition of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1)               (2)
    Gain on sale of long-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . .             (296)                0
  Changes in other assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              196              (253)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,051)           (2,072)
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . .             (537)             (227)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              189            (1,662)
    Accounts payable, accrued liabilities and other liabilities. . . . . . . . . . . . . . . .            1,338             2,368
                                                                                                ----------------  ----------------

           Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .            7,303             5,445
                                                                                                ----------------  ----------------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,979)           (4,986)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3               (35)
  Purchases of long term U.S. government & agency securities . . . . . . . . . . . . . . . . .          (27,713)          (27,726)
  Proceeds from sale of long-term U.S. government & agency securities. . . . . . . . . . . . .           30,758                 0
                                                                                                ----------------  ----------------

           Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . .           (4,931)          (32,747)
                                                                                                ----------------  ----------------

Cash flows from financing activities:
  Repayments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (357)           (2,355)
  Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .            5,488            44,411
                                                                                                ----------------  ----------------

           Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . .            5,131            42,056
                                                                                                ----------------  ----------------

Change in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,503            14,754

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .           19,672             2,718
                                                                                                ----------------  ----------------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        27,175   $        17,472
                                                                                                ================  ================

See notes to condensed consolidated financial statements.

                            PEET'S COFFEE & TEA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Peet's Coffee & Tea, Inc. and its subsidiaries (collectively, the "Company") for the thirteen and thirty-nine weeks ended September 28, 2003 and September 29, 2002 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2003 are not necessarily indicative of the results expected for the full year.

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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     STOCK  BASED  COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands):



                                                            THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                            --------------------          -----------------------
                                                   SEPT. 28, 2003    SEPT. 29, 2002    SEPT. 28, 2003    SEPT. 29, 2002
                                                   ---------------  ----------------  ----------------  ----------------
Net income (loss) - as reported . . . . . . . . .           ($323)  $         1,279   $         2,498   $         2,485
Stock-based employee compensation included in
     reported net income (loss) , net of tax. . .              70                41                93               141
Stock-based compensation expense determined
     under fair value based method, net of tax. .            (784)             (939)           (2,734)           (2,387)
                                                   ---------------  ----------------  ----------------  ----------------
Net income (loss) - pro forma . . . . . . . . . .         ($1,037)  $           381             ($143)  $           239
                                                   ===============  ================  ================  ================

Basic net income (loss) per share - as reported .          ($0.03)  $          0.11   $          0.20   $          0.24
Basic net income (loss) per share - pro forma . .          ($0.08)  $          0.03            ($0.01)  $          0.02

Diluted net income (loss) per share - as reported          ($0.03)  $          0.10   $          0.19   $          0.22
Diluted net income (loss) per share - pro forma .          ($0.08)  $          0.03            ($0.01)  $          0.02

     The Company uses the Black-Scholes option-pricing model for determining the fair value of options, which requires the input of certain estimates that may affect the determination of fair value. The existing model may not necessarily provide a reliable single measure of the value of its stock options. Management will continue to evaluate alternative methodologies that may more appropriately reflect pro forma compensation expense.

     The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                           OPTIONS GRANTED FOR THE PERIOD ENDED
                           ------------------------------------
                          SEPT. 28, 2003   SEPT. 29, 2002
                          ---------------  ---------------
Expected dividend rate .            0.00%            0.00%
Expected volatility
 - Options . . . . . . .           49.81%           68.10%
 - ESPP awards . . . . .           49.81%           68.10%
Risk free interest rate
 - Options . . . . . . .            3.41%            3.79%
 - ESPP awards . . . . .            1.26%            1.87%
Expected lives (years)
 - Options . . . . . . .            5.00             5.00
 - ESPP awards . . . . .            0.50             0.50


     COMPREHENSIVE  INCOME

     For the thirteen week period ended September 28, 2003 and September 29, 2002, comprehensive income (loss) was ($520,000) and $1,475,000, respectively. Comprehensive income was $2,269,000 and $3,054,000 for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively. Comprehensive income (loss) consists of net income or loss, the effect of accounting for hedges under SFAS No. 133, and net unrealized gains on investments. See Notes 4 and 5.

     NET  INCOME  (LOSS)  PER  SHARE

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income (loss) per share (in thousands):


                                                    THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                             SEPT. 28, 2003  SEPT. 29, 2002  SEPT. 28, 2003  SEPT. 29, 2002
                                             --------------  --------------  --------------  --------------
Basic weighted average shares outstanding .          12,778          11,992          12,472          10,541
Incremental shares from assumed exercise
     of stock options                                                   681             683             731
                                             --------------  --------------  --------------  --------------
Diluted weighted average shares outstanding          12,778          12,673          13,155          11,272
                                             ==============  ==============  ==============  ==============


     For the thirteen weeks ended September 28, 2003, basic net loss equals diluted net loss per share as the effect of options would be antidilutive in a loss period.

     The number of incremental shares from the assumed exercise of stock options was calculated applying the treasury stock method.

     Options with an exercise price greater than the average market price of common shares were 0 and 1,075,431 for the thirteen week period ended September 28, 2003 and September 29, 2002, respectively, and 98,663 and 474,979 for the thirty-nine week period ended September 28, 2003 and September 29, 2002, respectively, and were not included in the computation of diluted earnings per share.

3.     BORROWINGS

     The Company maintains a credit facility with General Electric Capital Corporation that expires in September 2005 and provides for a revolving line of credit of up to $15,000,000, including the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting the Company's funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 2.5. As of September 28, 2003, there was no outstanding balance and $14,410,000 was available under the Company's revolving line of credit.

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

     As of September 28, 2003, there were no open futures contracts. Other comprehensive loss related to hedging activities for prior quarters, net of tax, was $6,000 as of September 28, 2003, all of which is expected to be reclassified into cost of goods sold over the next 12 months as the related inventory is sold. For the period ended September 29, 2002, the other comprehensive loss related to hedging activities, net of tax was $25,000. During the thirteen and thirty-nine weeks ended September 28, 2003, respectively, $5,000 (net of $3,000 tax) of coffee futures gains and $21,000 (net of $15,000 tax) of coffee futures gains, included in other comprehensive income (loss), were reclassified into cost of goods sold. For the same prior year periods, $31,000 (net of $21,000 tax) and $387,000 (net of $257,000), of coffee futures losses included in other comprehensive loss were reclassified into cost of goods sold.

5.     INVESTMENTS

     The Company invests in U.S. government and agency securities. At September 28, 2003, the Company maintained long-term investments classified as available for sale of $24,956,000. The long-term investments are comprised of United States Treasury notes and bonds and federal agency notes and bonds that mature within five years. Gross unrealized holding gains of $48,000 ($30,000 net of tax) at September 28, 2003 were attributable to long-term investments.

     During the thirteen and thirty-nine weeks ended September 28, 2003, the Company sold securities for net proceeds of $23,056,000 and $30,758,000, respectively, and realized gains of $284,000 and $296,000 computed using the specific identification method. For the thirteen and thirty-nine weeks ended September 28, 2003, net unrealized losses of $194,000 (net of $130,000 tax) and net unrealized losses of $188,000 (net of $125,000 tax), respectively, were recorded in other comprehensive income. For the prior year thirteen and thirty-nine week periods ended September 29, 2002, there was a net unrealized gain of $217,000.

6.     SEGMENT  INFORMATION

     The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of online and mail order sales of whole bean coffee shipped directly to the consumer and whole bean coffee sales through grocery, restaurant and foodservice and office coffee accounts.

     The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.


                                                    SPECIALTY
                                             RETAIL    SALES    UNALLOCATED     TOTAL
                                             -------  -------  -------------  ---------
THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003
  Net revenue . . . . . . . . . . . . . . .  $20,706  $ 8,127                 $ 28,833
  Operating expenses. . . . . . . . . . . .    7,420    2,006                    9,426
  Depreciation and amortization . . . . . .      849      239  $        140      1,228
  Segment operating income (loss) . . . . .    2,861    2,100        (5,908)      (947)
  Investment income, net                                                499        499
  Income (loss) before income taxes                                               (448)
  Total assets. . . . . . . . . . . . . . .   20,959    7,156        78,737    106,852

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002
  Net revenue . . . . . . . . . . . . . . .  $18,702  $ 6,664                 $ 25,366
  Operating expenses. . . . . . . . . . . .    6,702    1,480                    8,182
  Depreciation and amortization . . . . . .      804      235  $        121      1,160
  Segment operating income (loss) . . . . .    2,581    1,870        (2,642)     1,809
  Investment income, net                                                220        220
  Income before income taxes                                                     2,029
  Total assets. . . . . . . . . . . . . . .   20,425    4,496        64,079     89,000

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003
  Net revenue . . . . . . . . . . . . . . .  $61,794  $23,517                 $ 85,311
  Operating expenses. . . . . . . . . . . .   22,015    6,168                   28,183
  Depreciation and amortization . . . . . .    2,486      694  $        367      3,547
  Segment operating income (loss) . . . . .    9,017    5,471       (11,283)     3,205
  Investment income, net                                                972        972
  Income before income taxes                                                     4,177
  Capital expenditures. . . . . . . . . . .    4,839    1,354         1,786      7,979

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002
  Net revenue . . . . . . . . . . . . . . .  $56,975  $17,736                 $ 74,711
  Operating expenses. . . . . . . . . . . .   20,172    3,928                   24,100
  Depreciation and amortization . . . . . .    2,396      659  $        335      3,390
  Segment operating income (loss) . . . . .    8,156    4,557        (9,076)     3,637
  Investment income, net                                                307        307
  Income before income taxes                                                     3,944
  Capital expenditures. . . . . . . . . . .    2,244      645         2,097      4,986


7.     CONTINGENCIES

     During the thirteen weeks ended September 28, 2003, the Company recorded a charge of $3.4 million to settle litigation and for severance. On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys' fees and costs. On October 27, 2003, the Company announced that it had reached an agreement in principle to settle the lawsuits to fully resolve all claims brought by the plaintiffs. The Company recorded a charge during the third quarter for the estimated payment of claims to eligible class members, attorneys' fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes, which is included in "General and administrative expenses" on the accompanying condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 28, 2003. The settlement is subject to the court's final approval and the Company's right to terminate if more than 10% of the settlement class opts out of the settlement.

     In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

8.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a significant impact on our operating results or financial position.

     During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our operating results or financial position.


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

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee through multiple channels of distribution. We are indifferent as to where our consumers purchase our coffees, and we believe that growth opportunities exist in all of these channels, which consists of retail stores, online and mailorder, grocery stores, restaurants and foodservice and office coffee accounts.

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

-Litigation settlement costs. In February and March 2003, two lawsuits were filed against the Company. One former and one current store manager alleging misclassification of employment position filed these two suits and sought class action certification. The suit also sought damages, restitution, reclassification, and attorneys' fees. In October 2003, the Company announced an agreement in principle to settle the lawsuits to fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. As of September 28, 2003, we recorded a charge for the estimated payment of claims to eligible class members, attorneys' fees and costs, costs to a third-party claims administrator, as well as applicable payroll taxes. This accrual makes certain assumptions regarding the estimated liability, including but not limited to the percentage of class member that participate in the class, the degree to which eligible claimants participate, and associated fees and taxes.

-Hedge accounting. We use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. As of September 28, 2003, we have no outstanding hedging contracts. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" and Note 4 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

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


                                                                    THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                            SEPT. 28, 2003   SEPT. 29, 2002   SEPT. 28, 2003   SEPT. 29, 2002
                                                            ---------------  ---------------  ---------------  ---------------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue. . . . . . . . . . . . . . . . . . . . . . . .           100.0%           100.0%           100.0%           100.0%
Cost of sales and related occupancy expenses . . . . . . .            46.1             45.9             46.1             46.5
Operating expenses . . . . . . . . . . . . . . . . . . . .            32.7             32.3             33.0             32.2
Marketing and advertising expenses . . . . . . . . . . . .             3.3              4.6              3.9              4.6
General and administrative expenses. . . . . . . . . . . .            16.9              5.5              9.1              7.3
Depreciation and amortization expenses . . . . . . . . . .             4.2              4.6              4.1              4.5
                                                            ---------------  ---------------  ---------------  ---------------
Income (loss) from operations. . . . . . . . . . . . . . .            (3.2)             7.1              3.8              4.9
Investment income, net . . . . . . . . . . . . . . . . . .            (1.7)            (0.9)            (1.1)            (0.4)
                                                            ---------------  ---------------  ---------------  ---------------
Income (loss) before income taxes. . . . . . . . . . . . .            (1.5)             8.0              4.9              5.3
Income tax provision (benefit) . . . . . . . . . . . . . .            (0.4)             3.0              2.0              2.0
                                                            ---------------  ---------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . .           (1.1)%             5.0%             2.9%             3.3%
                                                            ===============  ===============  ===============  ===============

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores. . . . . . . . . . . . . . . . . . . . . . .            71.8%            73.7%            72.4%            76.3%
Specialty sales. . . . . . . . . . . . . . . . . . . . . .            28.2             26.3             27.6             23.7

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products . . . . . . . . . .            57.8%            59.4%            58.8%            58.6%
Beverages and pastries . . . . . . . . . . . . . . . . . .            42.2             40.6             41.2             41.4

OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores. . . . . . . . . . . . . . . . . . . . . . .            35.8%            35.8%            35.6%            35.4%
Specialty sales. . . . . . . . . . . . . . . . . . . . . .            24.7             22.2             26.2             22.1

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue. . . . . . . . . . . . . . . . . . . . . . . .            13.7%                             14.2%
     Retail stores . . . . . . . . . . . . . . . . . . . .            10.7                               8.5
     Specialty sales . . . . . . . . . . . . . . . . . . .            22.0                              32.6
Cost of sales and related occupancy expenses . . . . . . .            14.2                              13.2
Operating expenses . . . . . . . . . . . . . . . . . . . .            15.2                              16.9
Marketing and advertising expenses . . . . . . . . . . . .           (17.5)                             (2.2)
General and administrative expenses. . . . . . . . . . . .           246.4                              42.1
Depreciation and amortization expenses . . . . . . . . . .             5.9                               4.6

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period . . . . . . . . . . . . . . .              69               60               65               60
     Store openings. . . . . . . . . . . . . . . . . . . .               3                1                7                1
                                                            ---------------  ---------------  ---------------  ---------------
     End of period . . . . . . . . . . . . . . . . . . . .              72               61               72               61
                                                            ===============  ===============  ===============  ===============

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002

NET  REVENUE

     Net revenue for the thirteen weeks ended September 28, 2003 increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 10.5%, to $16.7 million and beverage and pastry sales increased 18.3%, to $12.1 million.

     In the retail segment our revenue increased by $2.0 million primarily as a result of increased sales from the 12 stores we opened since August 2002 and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 1.2%, to $8.8 million, while sales of beverages and pastries increased by 19.0% to $11.9 million. The increase in beverage and pastry sales is primarily due to the introduction, during the second quarter, of new iced drinks and a revamped bar menu that emphasizes many of our customer favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increase the availability of Peet's coffee in grocery stores, and the slower maturation of whole bean sales in new stores. We opened 3 new stores during this quarter, and expect to open 3 more stores in the fourth quarter.

     In the specialty sales segment, revenue increased as the result of our continued focus on the grocery and foodservice channel. The $1.5 million increase consisted primarily of a $1.0 million increase in grocery sales and a $0.5 million increase in sales to restaurants and foodservice companies. The increase in the grocery channel sales was primarily due to sales to approximately 2,400 new stores we added during the last 15 months. The increased sales were also driven by the transition, during the first quarter, to a direct store delivery system, where our own route sales representatives deliver to stores weekly, from warehouse distribution. We believe the direct store delivery system ensures freshness through proper rotation and weekly delivery, optimizes store specific item assortments, achieves proper shelf space and improves free-standing display levels. The increase was offset partially by the initial pipeline load-in for the introduction of Peet's into 1,200 Safeway stores. In the restaurant and foodservice area, the sales increase was primarily due to new accounts added last year and earlier this year such as Omni Hotels.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, and manufacturing costs, rent and other occupancy costs. Cost of sales as a percent of net revenue increased 0.2% primarily due to the 12 new stores we opened during the last 14 months. Due to their lower volume, the new stores have higher occupancy, food and beverage costs as a percent of sales. Existing stores actually had an improvement in cost of sales and related occupancy costs due to higher price points generated from new iced drinks and revamped bar menu. Specialty sales costs were in line with prior year.

OPERATING  EXPENSES

     Operating expenses as a percent of net revenue for the current thirteen week period increased as compared to the same prior year period due to the higher operating expenses of the direct store delivery system with our own route sales representatives. Specialty sales operating expenses as a percent of segment revenue was 24.7% compared to 22.2% in prior year. Retail operating expenses were in line with prior year as higher operating expenses from new stores were offset by improved operation of our existing stores.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expenses was 3.3% of net revenue, or $0.2 million less than prior year. The marketing spending level reflects our normal number of initiatives and within our expected full year spending of 4.0% of net revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses in the current thirteen week period were $4.9 million, or 16.9% of revenue compared to $1.4 million, or 5.5% for the same period last year. The $3.5 million increase was primarily due to the $3.4 million, or 11.8% of net revenue, charge related to the settlement of the wage and hour lawsuit and severance expenses related to the departure of two executives. The settlement is subject to risks identified in Note 7 of the "Notes to Condensed Consolidated Financial Statements."

DEPRECIATION  AND  AMORTIZATION  EXPENSES

     Depreciation and amortization expenses increased in the thirteen week period as compared to the same prior year period due primarily to the 12 stores we opened during the last 14 months. The expenses were partially offset by older assets becoming fully depreciated.

INVESTMENT  INCOME,  NET

     We currently invest our secondary public offering proceeds and excess cash in short-term and long-term interest-bearing, U.S. government and agency securities. Investment income includes interest income and gains from the sale of these instruments. We realized $284,000 in investment gains and received $215,000 in interest income in this quarter compared to $220,000 in interest income in the same prior year quarter.

PROVISION  FOR  INCOME  TAXES

     As a result of reduced taxable income due to the charges taken during this thirteen week period and the tax benefits from the exercising of options, we do not expect to have a cash tax liability for this year. Therefore, we can no longer utilize some charitable contribution carry forwards that were planned to partially offset our tax liability. Consequently, we expect the tax rate to increase to 40.2% for the full year. In the current period we adjusted the year-to-date tax provision to reflect this rate. As a result, our effective tax rate for the third quarter of 2003 was 27.9% of our operating loss.


THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002

NET  REVENUE

     Net revenue for the thirty-nine weeks ended September 28, 2003 increased 14.2% as compared to same period in 2002. Whole bean and related sales increased 14.5% to $50.1 million and beverage and pastry sales increased 13.8% to $35.2 million.

     In the retail segment, sales increased by 8.5% primarily due to the sales from 12 new stores we opened since August 2002 and increased sales from existing stores resulting from the introduction of new iced drinks and an expanded menu. In the specialty sales segment, sales increased by 32.6% primarily due to new accounts added in the grocery channel and strong volume growth in the restaurant and foodservice areas.

COST  OF  SALES  AND  RELATED  OCCUPANCY  EXPENSES

     Cost of sales and related occupancy expenses increased by 13.2% as a result of opening 12 new stores during the last 14 months. Cost of sales as a percent of net revenue decreased primarily due to the revamped bar menu and introduction new ice drinks that resulted in higher price points and better cost management through standardization of bar coffee rotation.

OPERATING  EXPENSES

     Operating expenses increased as compared to the same prior year period as we grew our business. As a percent of net revenue, operating expenses increased primarily due to the conversion to a direct store delivery method of distribution for our grocery business and the 12 new stores we opened during the last 14 months.

MARKETING  AND  ADVERTISING  EXPENSES

     Marketing and advertising expenses decreased as a percent of revenue by 0.7 percentage points as compared to the same prior year period as we were able to leverage these costs by holding the spending relatively flat to last year while sales grew 14.2%.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses increased 42.1%, or $2.3 million, due to the litigation settlement and severance expenses related to the departure of two executives. The increase was partially offset by the restructuring of the executive bonus program and reduced expenses in the areas of stock plan administration and proxy related activities.

PROVISION  FOR  INCOME  TAXES

     Our effective tax rate for year to date was 40.2% compared to 37.0% in the same prior year period. The tax rate reflects our loss position for the quarter as well as a catch-up adjustment for our full year expected tax rate. As a result of reduced taxable income due to the charge taken this quarter and the tax benefits from the exercising of options, we do not expect to have a cash tax liability for this year. Therefore, we can no longer utilize some charitable contribution carry forwards that we were planned to partially offset our tax liability. Consequently, we expect the tax rate to increase to 40.2% for the full year. The prior year's tax rate of 37.0% reflected a 3.0 percentage point benefit due to the utilization of previous years' carryforwards.

LIQUIDITY  AND  CAPITAL  RESOURCES

          At September 28, 2003, we had $27.2 million in total cash and cash equivalents, of which $15.9 million is invested in short-term U.S. government and agency securities. We also had $25.0 million of long-term U.S. government and agency securities. Working capital was $32.6 million at September 28, 2003.

          Net cash provided by operations was $7.3 million during the first thirty-nine weeks of 2003 compared to $5.4 million in the same prior year period. Operating cash flows were positively impacted by net income adjusted for depreciation and amortization and the net tax benefit of stock options exercised during the year.

          Net cash used in investing activities was $4.9 million during the first thirty-nine weeks of 2003 compared to $32.7 million in the same prior year period, which was primarily due to the purchase of $27.7 million invested in long-term U.S. government securities. Investing activities primarily consisted of the purchase of $8.0 million of property, plant and equipment for new stores, support systems upgrades and plant packaging equipment to support the growth in specialty sales. This was offset by net proceeds from sale of long-term investments of $3.1 million.

          Net cash provided by financing activities was $5.1 million during the first thirty-nine weeks of 2003. Financing activities during the period consisted primarily of the exercise of stock options and sales of our common stock to our employees through our employee stock purchase plan.

     We have a credit facility with General Electric Capital Corporation, which provides for a revolving line of credit of $15.0 million through September 2005. Total availability under the revolving line of credit is determined by subtracting our funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, or EBITDA, multiplied by 2.50. As of September 28, 2003, there was no outstanding balance and we had $14.4 million available under the revolving line of credit with other senior funded debt of $0.5 million.

          In December 1995, we obtained financing under industrial development revenue bonds issued by California Statewide Communities Development Authority. Outstanding amounts under the bonds bear interest based on a floating rate determined by prevailing market conditions for comparable tax-exempt obligations until maturity on December 1, 2006. Interest is payable monthly and principal of $0.1 million is payable quarterly each February, May, August, and November. As of September 28, 2003, we have an outstanding standby letter of credit of $0.9 million backing this long-term borrowing. The reducing standby letter of credit bears an annual interest charge of 1.25% payable monthly. On October 1, 2003, we have repaid the entire outstanding balance of the bonds and canceled the standby letter of credit.

     Our 2003 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system and continued improvement of our data processing capabilities. During the first thirty-nine weeks of 2003, we spent $8.0 million. Our remaining 2003 capital expenditures are expected to be between $1.0 and $2.0 million. Approximately $1.0 million is expected to be used for the opening of the remaining new retail stores scheduled for 2003 and expenditures for new stores in progress for 2004. The remaining $1.0 million is expected to be used for the remodeling of existing stores and information technology enhancements.

          The following table sets forth our contractual cash obligations and our other commercial commitments as of September 28, 2003.


                                            PAYMENTS DUE BY PERIOD
                                                (IN THOUSANDS)
                                                --------------

                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  -------  ----------  ----------  ----------  --------------
Industrial development revenue bonds. .  $   530  $      440  $       90
Equipment leases. . . . . . . . . . . .      296          69         130  $       97
Retail store operating leases . . . . .   25,654       5,729      10,085       5,758  $        4,082
Fixed-price coffee purchase commitments   12,877      10,558       2,220          99
                                         -------  ----------  ----------  ----------
     Total contractual cash obligations  $39,357  $   16,796  $   12,525  $    5,954  $        4,082
                                         =======  ==========  ==========  ==========  ==============


     On October 1, 2003, we have repaid the entire outstanding balance of the bonds and canceled the standby letter of credit.

     We expect cash flows from operations and the borrowing capacity under our current line of credit to be sufficient for our operating requirements for at least the next twelve months and to meet our contractual obligations as they come due.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a significant impact on our operating results or financial position.

     During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our operating results or financial position.


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

     From time to time, we may use coffee futures and coffee futures options depending on market conditions to reduce the price risk of our coffee purchase requirements that we cannot make or have not made through contractual commitments to purchase physical lots of coffee. These coffee futures and coffee futures options are traded on the New York Coffee, Sugar & Cocoa Exchange. We may use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. We have no outstanding hedging contracts as of September 28, 2003.

     As of September 28, 2003, we had approximately $12.9 million in open fixed-priced purchase commitments with delivery dates ranging from July 2003 through November 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

     There have been no substantial changes in the nature of our risks since December 29, 2002. Please refer to our Annual Report on Form 10-K for the year ended December 29, 2002.


ITEM  4.     CONTROLS  AND  PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 28, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no material changes in the Company's internal controls or in other factors that could materially affect internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys' fees and costs. On October 27, 2003, the Company announced that it had reached an agreement in principle to settle the lawsuits to fully resolve all claims brought by the plaintiffs without engaging in protracted litigation. The Company recorded a charge during the third quarter for the estimated payment of claims to eligible class members, attorneys' fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes, which is included in "General and administrative expenses" on the accompanying condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 28, 2003. The settlement is subject to the court's final approval and the Company's right to terminate if more than 10% of the settlement class opts out of the settlement.

     In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.     Exhibits



Exhibit Number  Description
--------------  -------------------------------------------------------------------------
         10.17  Peet's Coffee & Tea, Inc. Key Employment Agreement for Chief Financial
                Officer dated as of June 25, 2003. (1)
--------------  -------------------------------------------------------------------------
          31.1  Certification of the Company's Chief Executive Officer, Patrick O'Dea,
                pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
--------------  -------------------------------------------------------------------------
          31.2  Certification of the Company's Chief Financial Officer, Thomas Cawley,
                pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.
--------------  -------------------------------------------------------------------------
          32.1  Certification of the Company's Chief Executive Officer, Patrick O'Dea,
                pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  -------------------------------------------------------------------------
          32.2  Certification of the Company's Chief Financial Officer, Thomas Cawley,
                pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------  -------------------------------------------------------------------------


(1)  Management  contract.

     b.     Reports  on  Form  8-K

     Current Report on Form 8-K filed on June 30, 2003 to furnish under Item 12 a press release dated June 30, 2003.

     Current Report on Form 8-K filed on July 30, 2003 to furnish under Item 12 a press release dated July 30, 2003.

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November  12,  2003       PEET'S  COFFEE  &  TEA,  INC.
                                    By:  /s/  Thomas  Cawley
                                    -------------------
                                    Thomas  Cawley
                                    Vice  President,  Chief  Financial  Officer,
                                    and  Secretary