Form 10-K
period 2003-12-28
PEETS COFFEE & TEA INC
filed 2004-03-12
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                 ______________
                                    FORM 10-K

            ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                    SECURITIES  EXCHANGE  ACT  OF  1934

     FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  28,  2003

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-32233

                            PEET'S COFFEE & TEA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               ______________________________

WASHINGTON                                               91-0863396
 (STATE  OR  OTHER  JURISDICTION  OF                    (I.R.S.EMPLOYER
 INCORPORATION  OR  ORGANIZATION)                        IDENTIFICATION  NO.)

                                1400 PARK AVENUE
                       EMERYVILLE, CALIFORNIA  94608-3520
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (510) 594-2100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                            ________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.          Yes      No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes      No

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock on June 29, 2003 (the registrant's most recently completed second quarter) and February 27, 2004 as reported by the Nasdaq National Market, was $204,043,391 and $255,352,259, respectively.

Shares of Common Stock held by each officer and director and each person known to the Company to hold 10% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 27, 2004, 13,146,328 shares of registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 2004 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 28, 2003, are incorporated by reference into Part III of this Form 10-K.



                                            TABLE OF CONTENTS
          -------------------------------------------------------------------------------------
                                                                                                 PAGE
                                                                                                 ----
                                                 PART I
          -------------------------------------------------------------------------------------

Item 1..  Business                                                                                  4
--------  -------------------------------------------------------------------------------------  ----
Item 2..  Properties                                                                                9
--------  -------------------------------------------------------------------------------------  ----
Item 3..  Legal Proceedings                                                                         9
--------  -------------------------------------------------------------------------------------  ----
Item 4..  Submission of Matters to a Vote of Security Holders                                      10
--------  -------------------------------------------------------------------------------------  ----

          PART II
          -------------------------------------------------------------------------------------

Item 5..  Market for Registrant's Common Equity and Related Stockholder Matters                    10
--------  -------------------------------------------------------------------------------------  ----
Item 6..  Selected Financial Data                                                                  11
--------  -------------------------------------------------------------------------------------  ----
Item 7..  Management's Discussion and Analysis of Financial Condition and Results of Operations    12
--------  -------------------------------------------------------------------------------------  ----
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                                21
--------  -------------------------------------------------------------------------------------  ----
Item 8 .  Financial Statements and Supplementary Data                                              27
--------  -------------------------------------------------------------------------------------  ----
Item 9 .  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure     27
--------  -------------------------------------------------------------------------------------  ----
Item 9A.  Controls and Procedures                                                                  27
--------  -------------------------------------------------------------------------------------  ----

          PART III
          -------------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant                                       27
--------  -------------------------------------------------------------------------------------  ----
Item 11.  Executive Compensation                                                                   28
--------  -------------------------------------------------------------------------------------  ----
Item 12.  Security Ownership of Certain Beneficial Owners and Management                           28
--------  -------------------------------------------------------------------------------------  ----
Item 13.  Certain Relationships and Related Transactions                                           28
--------  -------------------------------------------------------------------------------------  ----
Item 14.  Principal Accounting Fees and Services                                                   28
--------  -------------------------------------------------------------------------------------  ----

          PART IV
          -------------------------------------------------------------------------------------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         28
--------  -------------------------------------------------------------------------------------  ----
          Signatures                                                                               32
          -------------------------------------------------------------------------------------  ----

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

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee. We sell our fresh roasted coffee under strict freshness standards through multiple channels of distribution including grocery stores, online and mail order, office, restaurant and food service accounts and 76 company-operated stores in seven states.

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

     Over the past seven years, we have expanded from a regional retailer that operates its own outlets into a national coffee brand available through multiple channels of distribution. We extended our retail presence to Southern California in 1997, Chicago and Portland in 1998, Boston in 1999, and Seattle, Denver, and Austin in 2003. We signed our first office coffee distribution agreement in 1997 and have since added a number of restaurants, food service accounts, and office coffee distributors in select markets. We added online ordering capability to our website in 1997 to complement our existing mail order business and have since invested in marketing programs designed to support our online and mail order channel. In 1998, we initiated a strategic expansion into specialty grocery and gourmet food stores. During the last two years, this expansion was further developed to include distribution to mainstream grocers; as we expanded our grocery accounts from 130 to over 2,700 stores. We believe our expansion strategy emphasizes disciplined growth and enhancement of our brand's image and quality reputation. See Note 13, "Segment Information" to the "Notes to Consolidated Financial Statements", included elsewhere in this report.

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

COMPANY  RETAIL  STORES

     We operate 76 retail stores in seven states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions and issues. Upon order, beans are scooped and ground to the customer's specific requirement. To ensure that the freshest beans are sold to customers, we implemented a policy to not sell beans beyond ten days from roasting and we train our store managers to order and replenish coffee. Our beverage counter features coffee based beverages that promote the sale of whole bean coffee with a standard rotation of coffee brewed from each category of coffees we sell. It is our policy to brew a new batch of coffee every 30 minutes and not re-heat milk in espresso based drinks to ensure freshness. See "Item 2. Properties" for further discussion about our retail stores.

SPECIALTY  SALES

     In addition to sales through our retail stores, we have expanded the availability of our products through a network of grocery stores, including Safeway Inc., Albertson's, Ralph's and Whole Foods Market. To support this expansion, we have developed a direct store delivery ("DSD") sales and distribution system. Peet's DSD route sales representatives deliver to their stores weekly, properly shelve the product, work to resolve pricing discrepancies, rotate to ensure freshness, sell and erect free-standing displays, and forge store-level selling relationships. We currently have approximately 50 DSD route sales representatives in 2004, of which approximately 34 will be full-time Peet's employees, to support the expansion into new grocery accounts in the western United States as well as existing grocery stores. In the food service and office business, we have a staff of sales and account managers who make sales calls to potential and existing accounts and manage our distributor network. Additionally we have established relationships with office, restaurant and food service distributors to expand our account base in select markets. These distributors have their own sales and account management resources. In the online and mail order channel, we have a dedicated website and customer service representatives that provide points of contact to our customers for coffee ordering and coffee knowledge. Our website features an Express Buy function for registered customers for speed and ease, special coffee and tea programs, and a coffee and tea selector to assist the customer in choosing a product based upon certain characteristics. In addition to our website, we have a team of mail order customer service representatives who assist customers in placing customer orders, choosing a gift item, providing product information, and resolving customer issues. Customer service representatives are regularly trained on Peet's product offerings through weekly coffee and tea tastings.

OUR  COFFEE

   Coffee  Beans

     Coffee is an agricultural crop that undergoes price fluctuation and quality differences depending on weather, economic and political conditions in coffee producing countries. We purchase only Arabica coffee beans, which are considered superior to the Robusta coffee beans traded in the commodity market. Arabica beans usually grow at high elevations, absorb little moisture and mature slowly. Thus, although most coffee trades in the commodity market, the Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Our access to high quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. In 2003, we purchased over half of our coffee beans through one broker. We believe that, as a result of our reputation that has been built over 37 years, we have access to some of the highest quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

     Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. We generally carry approximately $4 million to $8 million worth of green coffee beans in our inventory. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. From time to time, we mitigate the risks associated with fluctuations in coffee prices by entering into fixed price commitments and hedging agreements for a portion of our green coffee bean requirements.

   Our  Roasting  Method

     Our roasting method was first developed by Alfred Peet and further honed by our talented and skilled roasting personnel. We roast by hand in small batches, and we rely on the skills and training of each roaster to maximize the flavor and potential in our beans. Our roasters undergo a two year apprenticeship program to learn our roasting method and to gain the skills necessary to roast coffee at Peet's.

   Coffee  Types  and  Blends

     Beyond sourcing and roasting, we have developed a reputation for expert coffee blending. Our blends, such as Major Dickason's Blend(R), are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 32 types of coffee as regular menu items. Included in this figure are approximately 21 blends with the balance being single origin coffees from countries such as Colombia, Guatemala and Kenya. In 2001, we introduced a line of high-end reserve coffees, such as Kona, Jamaica Blue Mountain, Aged Moka Java, and JR Reserve Blend(R). We are active in seeking, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year, including our Anniversary Blend and Holiday Blend.

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

COMPETITIVE  POSITIONING

     The specialty coffee market can be characterized as highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffe , Millstone (Procter & Gamble), Seattle's Best (Starbucks) and Starbucks. There are numerous smaller, regional brands that also compete in this category. We also compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee.

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

INTELLECTUAL  PROPERTY

     We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including
Peet's(R), Peet's Coffee & Tea(R), peets.com(R), Blend 101(R), Espresso Forte(R), Gaia Organic Blend(R), Garuda Blend(R), JR Reserve Blend(R), Maduro Blend(R), Major Dickason's Blend(R), Pride of the Port(R), Pumphrey's Blend(R), Sierra Dorada Blend(R), Summer House(R), Top Blend(R), and Vine Street Blend(R). We also have registered trademarks on our stylized logo. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks, including Fresh Days(TM) and Fresh Fridays(TM).

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

INFORMATION  SYSTEMS

     The information systems installed at Peet's are used to manage our operations and increase the productivity of our workforce. We believe our advanced point-of-sale system increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. Our registers have touch screen components and full point-of-sale capability. In 2002, we implemented a Peet's cash card in our retail stores and website that will, in the future, allow us to implement customer loyalty programs. In 2002, during the rollout of our direct store delivery system in the grocery channel, we implemented a grocery order entry and invoice system with handheld capability that allows our route representatives to provide service and information on the spot. In 2003, we implemented business intelligence software to better support and analyze our business in all channels. Currently, we are in the process of deploying an integrated labor and scheduling system in our retail stores that we believe will improve productivity as well as provide better customer service.

     Our website, www.peets.com, is hosted at our corporate headquarters in Emeryville, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our site is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and the United States Postal Service. Our site contains several customer-centered functions such as Express Buy (which stores customer-specific lists of favorite coffee and items), multiple ''ship-to'' capability on a single bill and extensive coffee search and product matching. Website and call center system functionality are designed to accommodate the need for customers to place repeat orders or automatic orders delivered on a pre-set schedule. We designed our website to provide fast, easy and effective operation when navigating and shopping on our site. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

EMPLOYEES

     As of February 27, 2004, we employed a workforce of 1,751 people, approximately 371 of whom are considered full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week. We continue to offer competitive benefits packages to attract and retain valuable employees.

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

OUR  EXECUTIVE  OFFICERS

     Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of February 27, 2004.


NAME                 AGE                                   POSITION
-------------------  ---  ---------------------------------------------------------------------------

Patrick J. O'Dea. .   42  Chief Executive Officer, President and Director
-------------------  ---  ---------------------------------------------------------------------------
Thomas P. Cawley. .   43  Chief Financial Officer, Vice President, and Secretary
-------------------  ---  ---------------------------------------------------------------------------
Michael J. Cloutier   49  Vice President, Information Technology
-------------------  ---  ---------------------------------------------------------------------------
James E. Grimes . .   48  Vice President, Operations and Information Systems
-------------------  ---  ---------------------------------------------------------------------------
William M. Lilla. .   48  Vice President, Strategic Partners
-------------------  ---  ---------------------------------------------------------------------------
Peter B. Mehrberg .   45  Vice President, Business Development, General Counsel & Assistant Secretary
-------------------  ---  ---------------------------------------------------------------------------
James A. Reynolds .   65  Vice President, Coffee and Tea
-------------------  ---  ---------------------------------------------------------------------------
Bruce E. Schroder .   44  Vice President, Specialty
-------------------  ---  ---------------------------------------------------------------------------


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

Thomas P. Cawley has served as Chief Financial Officer since July 2003. From August 2000 to June 2003, he was at Gap, Inc. serving in various positions within the organization from Senior Vice President - Finance to Chief Financial Officer, Gap Brand. From 1986 to August 2000, Mr. Cawley was at Pepsico/Yum Brands (formerly Tricon Global Restaurants), holding various positions such as Senior Treasury Analyst, Director of Finance, Vice President - Controller, and Chief Financial Officer; Pizza Hut. Previous to 1986, Mr. Cawley was with The Quaker Oats Company and General Foods.

Michael J. Cloutier has served as Vice President, Information Technology since August 1999. He was our Systems Manager from August 1999 to December 1999.
Between October 1997 and August 1999, Mr. Cloutier founded two computer consulting businesses, 1 - 2 - 1 Solutions and Pleasanton Partners, Inc. From April 1996 to October 1997, Mr. Cloutier served as Vice President, Operations of M1 Software, Inc., a software development company. From 1993 to April 1996, Mr. Cloutier was the Deputy Business and Strategic Planning Officer at the Mare Island Naval Shipyard.

James E. Grimes has served as Vice President of Operations and Information Systems since July 2002. In August 2001, Mr. Grimes founded Supply Chain Consulting, where he provided supply chain management expertise. From January 2001 through August 2001, Mr. Grimes was Senior Vice President of Strategic Planning-Operations at Parmalat Bakery Division, North America. From 1998 to 2001, he was Senior Vice President of Operations at

Archway/Mother's Cookies.Previously, Mr. Grimes held various positions at Mother's Cake and Cookie Company. Before joining Mother's, he was at Frito Lay and Procter & Gamble.

William M. Lilla has served as Vice President since April 1998. He has served the Company in several roles, including Vice President, Marketing and Strategy and Vice President, Food Service/Office and New Business Development, and Vice President, Strategic Partners. Before joining Peet's, Mr. Lilla was employed by The Heublein Wines Group as Vice President of Strategy from October 1997 to April 1998, Vice President of Marketing from September 1994 to October 1997, and Director of Marketing from September 1993 to September 1994.

Peter B. Mehrberg has served as Vice President since 1997. He has served the Company in several roles, including Vice President, Business Development and Vice President, Real Estate. Mr. Mehrberg has also served as General Counsel since September 1994. From July 1994 to June 1997, Mr. Mehrberg was our Director of Real Estate.

James A. Reynolds has served as Vice President, Coffee and Tea since February 1994, and served as Secretary from February 1988 to May 2001. He also served as a director from 1985 to 1997. Mr. Reynolds joined Peet's in 1984.

Bruce E. Schroder has served as Vice President, Specialty since June 2003. From December 2001 through May 2003, he was CEO for HomeGain.com, Inc. an Internet based real estate company. Prior to that, Mr. Schroder spent a combined total of nearly 16 years with PepsiCo, in finance, sales, marketing and general management roles for Pepsi Bottling Group, Taco Bell, Pepsi Fountain Beverage, The North American Coffee Partnership and SoBe. Mr. Schroder began his career as a CPA with Arthur Andersen & Co and also served as Executive Vice President of Retail Marketing for Wells Fargo Bank.


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

     We operate 76 retail stores in seven states. Our retail locations are all company operated in leased facilities. Our store size averages approximately 1,800 square feet. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and high-traffic streets.

     The following table lists the number of retail stores we have in each location as of February 27, 2004:



LOCATION               NUMBER
---------------------  ------

Northern California .      47
---------------------  ------
Southern California .      14
---------------------  ------
Chicago, Illinois . .       2
---------------------  ------
Portland, Oregon. . .       4
---------------------  ------
Boston, Massachusetts       6
---------------------  ------
Seattle, Washington .       1
---------------------  ------
Austin, Texas . . . .       1
---------------------  ------
Denver, Colorado. . .       1
---------------------  ------

TOTAL . . . . . . . .      76
---------------------  ======


ITEM  3.     LEGAL  PROCEEDINGS

     On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al. vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys' fees and costs. On March 4, 2004, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. The Company recorded a charge of $2.7 million during the third quarter for the estimated payment of claims to eligible class members, attorneys' fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. This charge is included in "General and administrative expenses" in the Company's consolidated statement of income for 2003. The settlement is subject to the court's final approval, the Company's right to terminate if more than 10% of the settlement class opts out of the settlement, and the plaintiffs' right to terminate if claims by class members in the aggregate exceed more than 10% of the number of work weeks specified in the settlement agreement.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended December 28, 2003.


                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

MARKET  FOR  THE  REGISTRANT'S  STOCK

     The Company's common stock is traded on the Nasdaq National Market System under the symbol ''PEET''. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years.


                                      HIGH    LOW
                                     ------  ------

FISCAL YEAR ENDED DECEMBER 28, 2003
-----------------------------------
     Fourth Quarter . . . . . . . .  $20.93  $15.45
-----------------------------------  ------  ------
     Third Quarter. . . . . . . . .  $23.14  $17.47
-----------------------------------  ------  ------
     Second Quarter . . . . . . . .  $18.60  $15.48
-----------------------------------  ------  ------
     First Quarter. . . . . . . . .  $16.74  $12.95
-----------------------------------  ------  ------
FISCAL YEAR ENDED DECEMBER 29, 2002
-----------------------------------
     Fourth Quarter . . . . . . . .  $16.24  $10.80
-----------------------------------  ------  ------
     Third Quarter. . . . . . . . .  $17.03  $12.00
-----------------------------------  ------  ------
     Second Quarter . . . . . . . .  $18.89  $12.88
-----------------------------------  ------  ------
     First Quarter. . . . . . . . .  $16.15  $10.85
-----------------------------------  ------  ------


     As of February 27, 2004, there were approximately 295 registered holders of record of the Company's common stock. On February 27, 2004, the last sale price reported on the Nasdaq National Market System for the common stock was $20.48 per share.

DIVIDEND  POLICY

We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our current credit facility restricts our ability to pay dividends. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.''

USE  OF  PROCEEDS  FROM  SALES  OF  REGISTERED  SECURITIES

     We completed our initial public offering of our common stock in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (the ''Registration Statement'') (File No. 333-47597). As of February 27, 2004, $17.4 million of the net proceeds from the offering had been used for debt reduction, and the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities.

     We completed our secondary public offering of our common stock in April 2002 pursuant to a Registration Statement on Form S-3 initially filed on March 27, 2002, as subsequently amended (the "Registration Statement" (File No. 333-85085). The aggregate proceeds to us from the offering were $43.9 million. We paid expenses of approximately $2.9 million, of which approximately $2.4 million represented expenses related to underwriters' fees. Net proceeds from the offering were $41.0 million. As of February 27, 2004, all of the net proceeds were invested in short-term and long-term, United States Government and Agency securities. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our prospectus dated April 19, 2002, except that the proceeds have been invested in short-term and long-term, interest-bearing United States Government and Agency securities until required for working capital purposes.

SHARE  REPURCHASE

     On February 11, 2004, the Company's Board of Directors authorized the company to repurchase up to 1.0 million shares of Peet's common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases are expected to continue through the end of 2004 unless extended or shortened by the Board of Directors.


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


                                      SELECTED CONSOLIDATED FINANCIAL DATA
                                     (in thousands, except per share data)

                                                                                  YEAR
                                                             -------------------------------------------------

                                                               1999      2000      2001      2002       2003
                                                             --------  --------  --------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Net revenue . . . . . . . . . . . . . . . . . . . . . . . .  $69,059   $84,302   $94,400   $104,073   $119,816
Cost of sales and related occupancy expenses. . . . . . . .   33,641    40,655    45,357     48,146     54,961
Operating expenses. . . . . . . . . . . . . . . . . . . . .   22,115    28,073    30,617     33,221     38,751
Marketing and advertising expenses. . . . . . . . . . . . .    3,491     6,069     4,812      4,554      4,525
General and administrative expenses . . . . . . . . . . . .    5,551     5,893     6,243      6,732      9,193
Depreciation and amortization expenses. . . . . . . . . . .    3,404     4,576     5,038      4,568      4,890
                                                             --------  --------  --------  ---------  ---------
Income (loss) from operations . . . . . . . . . . . . . . .      857      (964)    2,333      6,852      7,496
Interest income (expense), net. . . . . . . . . . . . . . .     (985)   (1,907)     (429)       540      1,163
                                                             --------  --------  --------  ---------  ---------
Income (loss) before income taxes . . . . . . . . . . . . .     (128)   (2,871)    1,904      7,392      8,659
Income tax (provision) benefit. . . . . . . . . . . . . . .      (16)      596      (749)    (2,735)    (3,481)
                                                             --------  --------  --------  ---------  ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $  (144)  $(2,275)  $ 1,155   $  4,657   $  5,178
                                                             ========  ========  ========  =========  =========

Net income (loss) per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.03)  $ (0.50)  $  0.15   $   0.43   $   0.41
                                                             ========  ========  ========  =========  =========
     Diluted. . . . . . . . . . . . . . . . . . . . . . . .  $ (0.03)  $ (0.50)  $  0.14   $   0.40   $   0.39
                                                             ========  ========  ========  =========  =========

Shares used in calculation of net income (loss) per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .    4,489     4,515     7,941     10,919     12,589
                                                             ========  ========  ========  =========  =========
     Diluted. . . . . . . . . . . . . . . . . . . . . . . .    4,489     4,515     8,212     11,627     13,236
                                                             ========  ========  ========  =========  =========

BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 1,074   $ 1,598   $ 2,718   $  7,572   $ 30,263
Working capital (deficit) . . . . . . . . . . . . . . . . .   (5,486)   (2,853)    3,315     22,499     44,485
Total assets. . . . . . . . . . . . . . . . . . . . . . . .   34,650    39,721    41,409     95,145    110,455
Borrowings under line of credit . . . . . . . . . . . . . .    5,600     4,246     1,968          -          -
Current portion of long-term borrowings . . . . . . . . . .    2,816     2,037       513        468          3
Long-term borrowings, less current portion. . . . . . . . .    7,240    14,544       895        424          -
Total shareholders' equity. . . . . . . . . . . . . . . . .   11,191     9,167    28,770     80,504     95,234


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

COMPANY  OVERVIEW  AND  INDUSTRY  OUTLOOK

     Peet's is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a strong customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution. Currently, our expansion strategy is focused in the western United States, where we have more physical presence and higher customer awareness.

     We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products.

     Our operations are vertically integrated. We purchase Arabica coffee beans from countries around the world, apply our artisan-roasting techniques and ship fresh coffee daily to our stores and customers within 24 hours of roasting. Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness is cost effective and enhances our margins and profit potential.

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

     We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

-Accrued workers' compensation. In March 2002, we modified our workers' compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers' compensation claims. The liability of $1.1 million recorded as of December 28, 2003 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

-Accrued litigation. During 2003, two lawsuits were filed against us alleging misclassification of employment position. The lawsuits sought class action status in addition to damages, restitution, reclassification, and attorneys' fees and costs. The Superior Court of the State of California, County of Orange, granted preliminary approval of the proposed settlement of the lawsuits that, subject to the Court's final approval, would fully resolve all claims brought by the plaintiffs. A charge of $2.7 million was recorded in the third quarter of 2003 for the estimated payment of claims to eligible class members, attorneys' fees, costs to a third-party claims administrator, and applicable employer payroll taxes. The liability recorded as of December 28, 2003 of $2.3 million is an estimate and should a greater amount of claims occur or if the court does not certify the settlement, the recorded liability may not be sufficient.

-Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to its operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.

-Hedge accounting. We have in the past used coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting. If these derivative instruments did not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and Note 12 "Hedging Activities" in the "Notes to Consolidated Financial Statements" included elsewhere in this report.

     We have also chosen certain accounting policies when options are available, including the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock option awards. These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using the alternative of SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 2 "Summary of Significant Accounting Policies" and Note 10 "Stock Option and Employee Purchase Plans" in the "Notes to Consolidated Financial Statements," included elsewhere in this report.

BUSINESS  SEGMENTS

     Our coffee and related items are sold through multiple channels of distribution that are considered separate segments under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. These channels provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. Historically, we have operated in three reportable segments: retail, online and mail order and specialty sales. Management evaluates segment performance primarily based on revenue and segment operating income. Effective at the beginning of the second quarter of 2002, due to the nature of cross-channel marketing and consumer purchase behavior from our multi-channel selling strategy, we have had an organizational change, combining the online and mail order segment and the specialty sales segment. We are indifferent as to where consumers purchase our coffees and teas, so we have aggregated these individual sales channels into one reportable segment. Company-operated retail stores operations remain a separate channel due to the beverage component of this business and the percent of overall revenues it represents. Therefore, we currently have two reportable segments, consisting of:

-     Our  retail  stores;  and
- Specialty sales, which consist of sales to online and mail order customers, and sales to grocery stores, restaurant and food service companies, and office accounts.

     We believe growth opportunities exist in all these channels. Our expansion is focused first in developing the western U.S. existing markets where we already have a presence and have a higher customer awareness. We will continue to open new stores in strategic locations that meet our demographic profile in these markets, make our coffees more broadly and conveniently located in grocery stores, and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the food service and office environment. We also will penetrate new domestic markets and channels that we believe can support the sale of specialty coffee, and continue to explore opportunities internationally.

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

     In addition, each store has a beverage bar that is dedicated to the sale of prepared beverages and artisan baked pastries. Moreover, our two business categories within a store mature at different rates. When we open a store, the initial sales are primarily beverage and pastry related. The distance a consumer will travel, or trade area, for beverages and pastries is short (usually one to three miles) representing a convenience purchase. Consequently, the beverage and pastry business matures rapidly. The trade area for whole bean coffee is much larger (usually three to five miles), representing destination shopping. Whole bean sales from stores mature more slowly (typically three to five years). Therefore, sales at newer stores have a much higher beverage and pastry component and shift to a higher whole bean percentage as the store matures. In 2003, whole bean coffee and related products sales from stores opened for less than 5 years was 38% of net revenue versus 48% for stores opened for more than 5 years. The dynamics of opening many new stores over the past few years have resulted in a higher beverage and pastry percentage within our net revenue.

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


                                                                                        YEAR
                                                                                ----------------------

                                                                                 2001    2002    2003
                                                                                ------  ------  ------
STATEMENT OF OPERATIONS DATA AS A PERCENT OF NET REVENUE:
Net revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  100.0%  100.0%  100.0%
Cost of sales and related occupancy expenses . . . . . . . . . . . . . . . . .   48.1    46.3    45.9
Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32.4    31.9    32.3
Marketing and advertising expenses . . . . . . . . . . . . . . . . . . . . . .    5.1     4.4     3.8
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .    6.6     6.5     7.7
Depreciation and amortization expenses . . . . . . . . . . . . . . . . . . . .    5.3     4.4     4.1
                                                                                ------  ------  ------
Income (loss) from operations. . . . . . . . . . . . . . . . . . . . . . . . .    2.5     6.5     6.2
Interest income (expense), net . . . . . . . . . . . . . . . . . . . . . . . .   (0.5)    0.5     1.0
                                                                                ------  ------  ------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . . . .    2.0     7.0     7.2
Income tax (provision) benefit . . . . . . . . . . . . . . . . . . . . . . . .   (0.8)   (2.6)   (2.9)
                                                                                ------  ------  ------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1.2%    4.4%    4.3%
                                                                                ======  ======  ======

PERCENT OF NET REVENUE BY BUSINESS SEGMENT:
Retail stores. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   79.5%   75.2%   71.6%
Specialty sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20.5    24.8    28.4
                                                                                ======  ======  ======

PERCENT OF NET REVENUE BY BUSINESS CATEGORY:
Whole bean coffee and related products . . . . . . . . . . . . . . . . . . . .   59.3%   60.1%   60.1%
Beverages and pastries . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40.7    39.9    39.9
                                                                                ======  ======  ======

COST OF SALES AND RELATED OCCUPANCY EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47.5%   45.7%   45.3%
Specialty sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50.4    48.0    47.3

OPERATING EXPENSES AS A PERCENT OF SEGMENT REVENUE:
Retail stores. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35.5%   35.2%   35.5%
Specialty sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20.4    22.1    24.3

PERCENT INCREASE (DECREASE) FROM PRIOR YEAR:
Net revenue                                                                              10.2%   15.1%
     Retail stores                                                                        4.3     9.5
     Specialty sales                                                                     33.2    32.1
Cost of sales and related occupancy expenses                                              6.1    14.2
Operating expenses                                                                        8.5    16.6
Marketing and advertising expenses                                                       (5.4)   (0.6)
General and administrative expenses                                                       7.8    36.6
Depreciation and amortization expenses                                                   (9.3)    7.0

SELECTED OPERATING DATA:
Number of retail stores in operation:
     Beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . .     58      60      65
     Store openings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2       5      10
     Store closures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      0       0       0
                                                                                ------  ------  ------
     End of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60      65      75
                                                                                ======  ======  ======

2003  COMPARED  WITH  2002

Net  revenue

     Net revenue for 2003 increased versus 2002 as a result of continued expansion of our retail and specialty sales segment, mostly in the western United States. Sales of whole bean and related products increased 15.0% to $72.0 million. Sales from beverages and pastries increased 15.3% to $47.8 million. A key element of our multi-channel strategy emphasizes the sales of whole bean coffee and related products. As a result, we continued to derive a majority of our net revenue from the sale of whole bean coffee and related products. For 2003, whole bean coffee and related products as a percent of net revenue was 60.1%, same as in 2002.

     In the retail segment, revenue increased 9.5% compared to 2002 primarily as a result of increased sales from 15 new stores we opened since August 2002 and existing stores. Sales of whole bean coffee and related products in the retail segment increased by 2.8%, to $39.1 million, while sales of beverages and pastries increased by 15.9% to $46.7 million. The increase in beverage and pastry sales is primarily due to the introduction, during the second quarter, of new iced drinks and a revamped bar menu that emphasized many of our customer favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increased the availability of Peet's coffee in grocery stores, and the slower maturation of whole bean sales in new stores. During 2003, we opened a total of 10 stores, an increase of 5 from last year. This focus will continue as we expect to open approximately 15 to 20 stores in 2004. In the specialty sales segment, revenue increased as the result of our continued focus on the grocery and food service channel. The $8.3 million increase consisted primarily of a $5.9 million increase in grocery sales and a $2.1 million increase in sales to restaurants and food service companies. The increase in the grocery channel sales was primarily due to sales to approximately 2,400 new stores we added during the last 15 months. During the second half of 2002, we added approximately 1,200 Safeway stores, 860 of them in the western U.S. In 2003, we added approximately 1,200 points of distribution, primarily in the western U.S. through multi-location chains such as Albertsons, Ralph's, and Whole Foods Market. This brought the total number of grocery stores selling Peet's coffee to over 2,700 at the end of 2003. The increased sales were also driven by the transition, during the first quarter, to a direct store delivery system, where our own route sales representatives deliver to stores weekly, from warehouse distribution. We believe the direct store delivery system ensures freshness through proper rotation and weekly delivery, optimizes store specific item assortments, achieves proper shelf space and improves free-standing display levels, thus increasing the unit sales in each grocery store. In the restaurant and food service area, the sales increase was primarily due to new accounts added last year and earlier this year such as Omni Hotels. Sales to the online, mail order and office channels grew 4.1% primarily due to more emphasis on loyalty programs and the stabilizing office population as the job market and the economy began to recover. Sales to kiosks and licensed partners, representing 1.4% of net revenue, were down 15.1% primarily as our Japan Licensed Partner ceased its retail operation.

Cost  of  sales  and  related  occupancy  expenses

     Cost of sales and related occupancy expenses consist of product costs, including hedging costs, manufacturing costs, rent and other occupancy costs. Cost of sales increased by 14.2% primarily as a result of the increase in net revenue and the addition of 10 new stores. As a percent of net revenue, cost of sales decreased from 46.3% to 45.9% due higher retail revenue, which benefited from higher price points generated from new iced drinks and a revamped bar menu. Specialty sales costs decreased as a percent of net revenue as compared to the prior year due to favorable sales mix.

Operating  expenses

     Operating expenses for 2003 increased as compared to 2002 as we grew our business. Operating expenses as a percent of net revenue increased primarily due to opening of new stores and the transition to a direct delivery system to support growth in our grocery channel.

     In the retail segment, operating expenses as a percent of sales increased by 0.3%, to 35.5%. The increase was due to a 0.7% increase from opening 15 new stores in the last 18 months and was partially offset by 0.4% improvement in our existing store operation. New stores generally have higher operating expenses due to lower sales volume and higher startup cost, including more activities to drive sales. The improvement in existing operation was mainly due to leveraging our sales growth.

Our focus on growing the specialty sales segment, especially grocery, led to an increase in specialty sales operating expenses as a percent of segment revenue. The factors contributing to the increase included the continued upgrade and addition of sales staff and an increase in distribution costs in the grocery channel. In the first quarter of 2003, we implemented a direct store delivery system, or DSD, with dedicated route sales representatives delivering our product to grocery stores weekly. This increased our operating expenses in the areas of payroll, the associated commission and vehicle expenses. The startup phase of this was completed by the second quarter. We currently have approximately 50 DSD route sales representatives, of which 34 are full-time Peet's employees. We expect to maintain and leverage this operating structure as we continue our expansion in the western U.S. market this year.

Marketing  and  advertising  expenses

     For 2003, marketing and advertising expenses were essentially in line with prior year. Our focus this year has been to attract new customers in our new retail stores and in the grocery channel. We were able to leverage marketing expenses in other channels.

General  and  administrative  expenses

     General and administrative expenses increased 36.5%, or $2.5 million as compared to 2002. The increase was due to a $2.7 million charge related to the settlement of a wage and hour lawsuit and $0.7 million in severance expenses related to the departure of two veteran executives. These charges, taken in the third quarter, reduced our full year diluted earnings per share by $0.16. The settlement is subject to risks identified in Note 11 of the "Notes to Condensed Consolidated Financial Statements." The increase was partially offset by the restructuring of the executive bonus program and reduced expenses in the areas of stock plan administration and proxy related activities.

Depreciation  and  amortization  expenses

     Depreciation and amortization expenses increased in 2003 primarily due to the five stores we opened during the last five months of 2002 and the ten stores we opened in 2003. This increase was partially offset by certain assets becoming fully depreciated during the year.

Investment  income,  net

     We currently invest excess cash in short-term and long-term interest-bearing, U.S. government and agency securities. Investment income includes interest income and gains from the sale of these instruments. For 2003, investment income increased $0.6 million due to the full year impact of income earned from the proceeds of our 2002 public offering as compared to seven months in 2002.

Income  tax  provision

     This year's corporate income tax rate was 40.2% versus 37.0% in the prior year. Our taxable income was reduced primarily by the tax benefit provided by the exercise of stock options and acceleration of depreciation of fixed assets for tax purposes. These tax benefits reduced our ability to release the valuation allowance on federal and state charitable contribution carryforwards in the current year, thus, increasing our tax rate.


2002  COMPARED  WITH  2001

Net  revenue

     Net revenue for 2002 increased by 10.2% as compared to 2001. During 2002, we continued our strategy of selling through multiple channels of distribution. We accelerated growth in the specialty sales segment, especially in the grocery and food service channels. Revenue derived from the sale of whole bean coffee and related products as a percent of net revenue increased from 59.3% in 2001 to 60.1% in 2002.

     In the retail segment, revenue increased 4.3% compared to 2001 primarily as a result of increased sales in existing stores and the opening of new retail stores. The $3.2 million revenue increase consisted of $2.8 million from existing stores and $0.4 million from new stores. In existing stores, the revenue increase of $2.0 million was due to increased traffic and $0.8 million was due to higher average sales transactions. There were no price increases during the year. During 2002, we opened five new stores compared to two stores opened in 2001. One store was opened during the third quarter while the remaining four stores were opened during the fourth quarter. We opened more new stores in 2002 as we saw the cost and availability of real estate become more favorable in 2002.

     In the specialty sales segment, revenue increased primarily due to sales initiatives focused in the grocery and food service channels. The $6.4 million revenue increase consists of $3.5 million in grocery, $1.6 million in food service, and $1.3 million in all other channels such as online and mail order, kiosks and license partners, and office coffee sales. The accelerated growth in grocery was the result of developing relationships with larger multi-location chains such as Safeway Inc. and Whole Foods Markets. We increased the number of grocery stores selling Peet's coffee from 130 locations in 2001 to over 1,400 in 2002. In 2002, we entered into an agreement with Safeway to distribute our coffees to approximately 1,200 Safeway stores across the country. In July 2002, we rolled out distribution to approximately 860 stores in the western United States, including California, Colorado, Pacific Northwest, Arizona, and New Mexico. In September, we rolled out distribution to the remaining 340 stores in the eastern United States, including Texas, Illinois, and Pennsylvania. In the food service area, the sales increase was due to the acquisition of new customers like the Omni Hotel and the full year impact of existing customers like Wolfgang Puck Fine Dining and Anton Airfoods. In the other channels, including online and mail order, office coffee, and kiosk operations, the sales increase was entirely attributable to the full year impact of our kiosk operations in Larry's Markets.

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

Operating  expenses

     Operating expenses for 2002 increased as compared to 2001 as we grew our business. However, operating expenses as a percent of net revenue decreased primarily due to the continued productivity initiative affecting our retail stores and the revenue increase in our specialty sales segment, which has lower operating expenses without the intensive labor component of the retail stores. Our focus on growing the specialty sales segment led to an increase in specialty sales operating expenses as a percent of segment revenue. The factors contributing to the increase included the continued upgrade and addition of specialty sales staff and an increase in consulting and distribution costs in the grocery channel.

Marketing  and  advertising  expenses

     The decrease in marketing and advertising expenses in 2002 as compared to 2001 is attributable to the leverage gained from marketing across multiple channels of distribution, as well as the shift in spending to improve store operations, recognizing that stores are our most valuable marketing tool.

General  and  administrative  expenses

     General and administrative expenses increased by 7.8% in 2002 as the result of higher expenses in the areas of stock plan administration, public relations and proxy related activities, higher insurance coverage for directors and officers, and our CEO search.

Depreciation  and  amortization  expenses

     Depreciation and amortization expenses decreased in 2002 due primarily to certain assets becoming fully depreciated during the year. In addition, while we opened three more stores than 2001, depreciation expense was minimally impacted as most of the stores were opened in the fourth quarter.

Interest  (income)  expense,  net

     Net interest income was generated in 2002 from the investment of the proceeds of our April 2002 follow-on public offering of common stock. The investments are short and long-term interest bearing, U.S. Government and Agency securities.

Income  tax  provision

     Taxes on net income in 2002 were $2.7 million, reflecting an effective tax rate of 37.0%. The decrease in the effective rate over the prior year is attributable to the change in the valuation allowance of charitable contributions carryforwards.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 28, 2003, we had a total of $42.6 million in cash and cash equivalents and short-term investments. Total cash and cash equivalents and liquid investments totaled $59.2 million. Also, we had $44.5 million of working capital.

     Net cash provided by operations was $16.3 million in 2003 compared to $11.6 million in 2002. Operating cash flows were positively impacted in 2003 by increased net income and the tax benefit from the increased exercise of stock options and higher accounts payable balances.

     Net cash used in investing activities was $1.2 million in 2003. Investing activities primarily consisted of the net proceeds of $11.2 million of short-term investments and long-term U.S. Government and Agency securities, and $10.0 million in capital expenditures for property, plant and equipment. Capital expenditures included:

- $6.3 million used for the buildout of new stores and remodel of existing stores;
-     $1.6  million  used  for  DSD  vans  and  equipment  for  specialty sales;
- $1.5 million used for manufacturing plant capacity and additional machinery; and
- $0.5 million used for web development, information technology support systems, and software to support our growing infrastructure.

     Net cash provided by financing activities was $5.2 million in 2003. Financing activities in 2003 consisted primarily of $6.1 million in exercise of stock options, offset by $0.9 million of repayment of debt.

     We have a credit facility with General Electric Capital Corporation that provides for a revolving line of credit of $15.0 million that expires in 2005. At December 28, 2003, there was no outstanding balance and $14.9 million available under the revolving line of credit after other senior funded debt of $0.1 million, consisting of capital leases. See Note 6 "Borrowings" in the "Notes to Consolidated Financial Statements," included elsewhere in this report.

     Our 2004 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system, and continued improvement of our data processing capabilities. Our 2004 capital expenditures are expected to be between $12.0 and $14.0 million. Approximately $7.0 to $9.0 million is expected to be used for the opening of 15 to 20 new retail stores scheduled for 2004 and expenditures for new stores in progress for 2005. Approximately $2.0 million is expected to be used for purchase of new packaging and roasting equipment. The remaining $3.0 million is expected to be used for the remodeling of existing stores, equipment for the grocery channel, and information technology enhancements.

     We are exploring capacity and office space needs as we continue to grow our business. Our lease for our corporate office and plant facilities expire in 2005 and we have an option to extend the lease for an additional ten years. We believe that in 2005 we will need additional production and office space that will exceed our current facilities. We are in the process of exploring alternatives including but not limited to extending of the existing lease with additional leasing of production, warehouse, and office spaces.


                                          PAYMENTS DUE BY PERIOD
                                              (IN THOUSANDS)
                                              --------------

                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------  -------  ----------  ----------  ----------  --------------
Equipment leases. . . . . . . . . . . .  $   280  $       69  $      130  $       81
Consulting and service agreements . . .      256         232          24
Retail store operating leases . . . . .   28,083       6,206      11,021       6,564  $        4,292
Fixed-price coffee purchase commitments   16,152      12,116       4,036
                                         -------  ----------  ----------
     Total contractual cash obligations  $44,771  $   18,623  $   15,211  $    6,645  $        4,292
                                         =======  ==========  ==========  ==========  ==============


     For the next twelve months, we expect our cash flows from operations and cash and investments to be sufficient for our operating and capital requirements, our share repurchase program, and our contractual obligations as they come due. Other business opportunities or store expansion rates substantially in excess of those presently planned may require outside funding.

INFLATION

     We do not believe that inflation has had a material impact on our results of operation in recent years. However, we cannot predict what effect inflation may have on our results of operation in the future.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We invest excess cash in money market accounts, short-term investments and long-term U.S. Government and Agency securities. These financial instruments are all subject to fluctuations of daily interest rates. Therefore our investment portfolio is exposed to market risk from these changes.

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

     Our coffee hedging strategy is intended to limit the cost exposure of the main commodity used in our business, green coffee beans. We use fixed-price purchase commitments, coffee futures, and coffee futures options to manage coffee supply and price risk.

   Fixed-Price  Purchase  Commitments

     We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of December 28, 2003, we had approximately $16.2 million in open fixed-priced purchase commitments with delivery dates ranging from January 2004 through November 2006. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is low.

   Coffee  Futures  and  Futures  Options

     We use coffee futures and futures options to reduce the price risk of our coffee purchase requirements that we cannot make or have not made on a contractual basis. These instruments are traded on the New York Coffee, Sugar & Cocoa Exchange. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. The extent of our coffee futures and coffee futures options positions at any given time depends on the amount of coffee we have contracted to purchase, the amount of coffee qualified for hedge accounting, and general market conditions and trends. Our hedging positions are only placed by the Chief Financial Officer through one brokerage firm that we believe to be reputable. As of December 28, 2003, we held no coffee futures or futures options.

     The following table reflects the outstanding coffee futures hedging positions as of December 29, 2002. We had no outstanding positions at December 28, 2003.



                     CONTRACT                                 TRADE   SETTLEMENT
NUMBER OF CONTRACTS  MONTH                                    PRICE     PRICE     GAIN/(LOSS)
-------------------  ---------------------------------------  ------  ----------  ------------
       25            May-03. . . . . . . . . . . . . . . . .  $60.50       63.85  $     31,410
                                                                                  ------------
                     Unrealized Gain as of December 29, 2002                      $     31,410
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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a significant impact on our operating results or financial position.

     During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our operating results or financial position.

     In January 2003 the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities and was subsequently revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, explains how to identify variable interest entities, and how an enterprise should assess its interest in an entity to decide whether to consolidate such entity. Further, FIN 46 requires existing unconsolidated entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The revision of FIN 46 further defines and narrows the scope of the variable interest entity as well as defers the effective date of the guidance to the first quarter of 2004. The adoption of FIN 46 is not expected to have an impact on our results of operations or financial position.

RISK  FACTORS

WE MAY NOT BE SUCCESSFUL IN THE IMPLEMENTATION OF OUR BUSINESS STRATEGY OR OUR BUSINESS STRATEGY MAY NOT BE SUCCESSFUL, EITHER OF WHICH WILL IMPEDE OUR GROWTH AND OPERATING RESULTS.

     Our business strategy emphasizes expansion through multiple channels of distribution. Currently, our retail stores, which generated nearly 72% of our 2003 net revenue, continue to be an important element of our business. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

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

BECAUSE OUR BUSINESS IS HIGHLY DEPENDENT ON A SINGLE PRODUCT, SPECIALTY COFFEE, IF THE DEMAND FOR SPECIALTY COFFEE DECREASES, OUR BUSINESS COULD SUFFER.

     Sales of specialty coffee constituted nearly 84% of our 2003 net revenue. Demand for specialty coffee is affected by many factors, including:

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

IF WE FAIL TO CONTINUE TO DEVELOP AND MAINTAIN OUR BRAND, OUR BUSINESS COULD SUFFER.

     We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours. Because the majority of our retail stores are located on the West Coast, primarily in California, our brand recognition remains largely regional. Our brand building initiative involves increasing the availability of our products and opening new stores to increase awareness of our brand and create and maintain brand loyalty. If our brand building initiative is unsuccessful, we may never recover the expenses incurred in connection with these efforts and we may be unable to increase our future revenue or implement our business strategy.

     Our success in promoting and enhancing the Peet's brand will also depend on our ability to provide customers with high quality products and customer service. Although we take measures to ensure that we sell only fresh roasted whole bean coffee and that our retail employees properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers. Accordingly, customers may prepare coffee from our whole bean coffee inconsistent with our standards, store our whole bean coffee for long periods of time or resell our whole bean coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products. If customers do not perceive our products and service to be of high quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

BECAUSE OUR BUSINESS IS BASED PRIMARILY IN CALIFORNIA, A WORSENING OF ECONOMIC CONDITIONS, A DECREASE IN CONSUMER SPENDING OR A CHANGE IN THE COMPETITIVE
CONDITIONS IN THIS MARKET MAY SUBSTANTIALLY DECREASE OUR REVENUE AND MAY ADVERSELY IMPACT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     Our California retail stores generated 63% of our 2003 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

THE GROCERY WORKERS STRIKE IN SOUTHERN CALIFORNIA HAS ENDED, HOWEVER, A SIMILAR STRIKE IN OTHER REGIONS COULD NEGATIVELY IMPACT OUR GROCERY BUSINESS.

     The Southern California grocery workers strike impacted Safeway, Albertson's, and Ralph's. We sell coffee to each of these supermarkets in the area as well as in other regions in the Western United States. If a similar strike were to occur in other regions such as Northern California and the Pacific Northwest, where we have the majority of our distribution, our grocery revenue could be negatively impacted.

IF WE ARE UNABLE TO CONTINUE LEASING OUR RETAIL LOCATIONS OR OBTAIN LEASES FOR NEW STORES, OUR EXISTING OPERATIONS AND OUR ABILITY TO EXPAND MAY BE ADVERSELY AFFECTED.

     All of our 76 retail locations are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

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

BECAUSE WE HAVE ONLY ONE ROASTING FACILITY, A SIGNIFICANT INTERRUPTION IN THE OPERATION OF THIS FACILITY COULD POTENTIALLY DISRUPT OUR OPERATIONS.

     We have only one coffee roasting and distribution facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business.

     Our earthquake insurance covers net income, continuing normal operating expenses and extra expenses incurred during the period of restoration. However, in the event of a catastrophic earthquake, our coverage is limited and we would incur additional expenses.

WE  HAVE  A  HIGH  DEDUCTIBLE  WORKERS'  COMPENSATION INSURANCE PROGRAM AND MORE
CLAIMS  AND  HIGHER  COSTS  FROM  THESE  CLAIMS MAY ADVERSELY AFFECT OUR PROFIT.

     Our current workers' compensation insurance program is a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. The California workers' compensation environment has been unpredictable with continually increasing costs in the past five years. The majority of our business is in California, therefore, we are exposed to the same increased costs. Additionally, we have had to estimate our liability for existing claims whose outcome is uncertain. While we believe our reserve methodology on these claims is appropriate today, unfavorable development in this area will also affect any open claims that were filed beginning March 2002, the date we transitioned to a high deductible program. Should a greater amount of claims occur or the settlement costs increase beyond what was anticipated, our expenses could increase and our profitability may decrease.

INCREASES IN THE COST AND DECREASES IN AVAILABILITY OF HIGH QUALITY ARABICA COFFEE BEANS COULD IMPACT OUR PROFITABILITY AND GROWTH OF OUR BUSINESS.

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

     If the cost of our green coffee beans increases due to any of these or other factors impacting us negatively, we many not be able to pass along those costs to our customers because of the competitive nature of the specialty coffee industry. If we are unable to pass along increased coffee costs, our margin will decrease and our profitability will suffer accordingly. If we are not able to purchase sufficient quantities of high quality Arabica beans due to any of the above factors, we many not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may also suffer.

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

COMPETITION IN THE SPECIALTY COFFEE MARKET IS INTENSE AND COULD AFFECT OUR PROFITABILITY.

     Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Our whole bean specialty coffee competes with several major national brands, such as Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffe , Millstone (Procter & Gamble), Seattle's Best (Starbucks) and
Starbucks, as well as numerous smaller, regional brands. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee. In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, numerous convenience stores, restaurants, coffee shops and street vendors. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position will be weakened.

     Despite competing in a fragmented product category, whole bean specialty coffee brands are being established across multiple distribution channels. Several competitors have been aggressive in obtaining distribution in specialty grocery and gourmet food stores, through online and mail order and in office, restaurant and food service locations. We have only recently begun to penetrate these channels. Other competitors may have an advantage over us based on their earlier entry into these distribution channels.

       Many of these new market entrants may have substantially greater financial, marketing and operating resources than us. In addition, many of our existing competitors have substantially greater financial, marketing and operating resources than us.

LAWSUITS AND OTHER CLAIMS AGAINST THE COMPANY MAY ADVERSELY AFFECT OUR PROFITABILITY.

     We may from time to time become involved in certain legal proceedings in the ordinary course of business, such as the two lawsuits filed in 2003 against us entitled Brian Taraz, et al. vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. In investigating any claims against the Company or defending any allegations, we may incur legal fees, settlement fees, damages or remediation expenses that may harm our business, reducing our sales and adversely affecting our profitability. Further, while the Superior Court has granted preliminary approval to the settlement of the lawsuits brought by Taraz et al., the settlement remains subject to the court's final approval, our right to terminate if more than 10% of the settlement class opts out of the settlement, and the plaintiffs' right to terminate if claims by class members in the aggregate exceed more than 10% of the number of work weeks specified in the settlement agreement, and may therefore never be consummated.

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


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     All  information  required by this item is included on pages F-1 to F-20 in
Item  15 of this Form 10-K Report and is incorporated in this item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM  9A.  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of December 28, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III


ITEM  10.       DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information respecting continuing directors and nominees of the Company is set forth under the caption "Election of Directors" in the Company's Proxy Statement relating to its 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act."). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Report.

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


ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

     Information  concerning  principal accounting fees and services required by
Item 14 is set forth under the caption "Proposal 2 - Ratification of Selection of Independent Auditors" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


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

     (a)(1)  Index  to  Consolidated  Financial  Statements.

     The following Consolidated Financial Statements of Peet's Coffee &Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:



                                                                                                 PAGE
                                                                                                 ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
-----------------------------------------------------------------------------------------------  ----

Consolidated Balance Sheets as of December 29, 2002 and December 30, 2003 . . . . . . . . . . .  F-3
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Operations for the Years Ended December 30, 2001, December 29, 2002,
and December 28, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Shareholders' Equity for the Years Ended December 30, 2001,
December 29, 2002, and December 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Cash Flows for the Years Ended December 30, 2001, December 29, 2002,
and December 28, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
-----------------------------------------------------------------------------------------------  ----

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7
-----------------------------------------------------------------------------------------------  ----


     (a)(2)  Index  to  Financial  Statement  Schedule.

     Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3)  Listing  of  Exhibits

EXHIBIT     DESCRIPTION
-------     -----------
3.1     Amended  and  Restated  Articles  of  Incorporation.*
3.2     Amended  and  Restated  Bylaws.*
4.1     Form  of  common  stock  certificate.*
10.1 Credit Agreement, dated as of September 1, 2000, among Peet's Coffee and Tea, Inc., Peet's Companies, Inc., Peet's Trademark Company
        and General Electric Capital  Corporation.*
10.2 Letter Agreement dated October 11, 2000 among Peet's Coffee and Tea, Inc., Peet's Companies, Inc., Peet's Trademark Company and General Electric Capital Corporation.*
10.3 First Amendment to Credit Agreement dated as of January 19, 2001 among Peet's Operating Company, Inc. (formerly Peet's Coffee and Tea, Inc.), Peet's Coffee & Tea, Inc. (formerly Peet's Companies, Inc.), Peet's Trademark Company and General Electric Capital Corporation.*
10.4 Loan Agreement, dated as of December 1, 1995, by and between California Statewide Communities Development Authority and Peet's Coffee and Tea, Inc.*
10.5    Amended  and  Restated  1993  Stock  Option  Plan.  (1)*
10.6    1994  California  Stock  Option  Plan.  (1)*
10.7    1997  Equity  Incentive  Plan  and form of Stock Option Agreement. (1)*
10.8    Peet's  Operating  Company,  Inc.  Savings  and  Retirement  Plan. (1)*
10.9    2000  Equity  Incentive  Plan  and form of Stock Option Agreement. (1)*
10.10   2000 Non-Employee Director Plan and form of Stock Option Agreement.(1)*
10.11   2000  Employee  Stock  Purchase  Plan  and  form  of  Offering.  (1)*
10.12   Peet's Operating Company, Inc. Key Employee Severance Benefit Plan.(2)*
10.13   Change  of  Control  Option  Acceleration  Plan.  (1)*
10.14 Advisory Engagement Letter dated December 9, 1996, between Peet's Operating Company, Inc. and Jesse.Hansen&Co.*
10.15 Peet's Operating Company, Inc. Key Employment Agreement for Vice President, Real Estate dated as of January 4, 1999. (2)
10.16 Peet's Operating Company, Inc. Key Employment Agreement for Vice President of Operations dated as of June 24, 2002. (2)
10.17   Peet's  Operating  Company,  Inc.  Key  Employment  Agreement  for  Vice
        President,  Coffee  dated  as  of  June  6,  2000.  (2)*
10.18 Peet's Operating Company, Inc. Key Employment Agreement for Vice President of Information Systems dated as of January 20, 2000. (2)

10.19 Peet's Operating Company, Inc. Key Employment Agreement for Vice President, Marketing dated as of January 4, 1999. (2)*
10.20   Form  of  Indemnity  Agreement  between  the  registrant  and  each  of its  directors  and  officers.  (2)
10.21 Second Amendment to Credit Agreement, dated as of June 29, 2001, among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.23 to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 2001.
10.22 Third Amendment to Credit Agreement, dated as of March 1, 2002, among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company's annual filing on Form 10-K for the year ended December 30, 2001.
10.23 Fourth Amendment to Credit Agreement dated as of April 23, 2002 among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.
10.24 Peet's Coffee & Tea, Inc. Key Employment Agreement for Chief Executive Officer dated as of May 6, 2002. Incorporated by reference to
        Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002. (2)
10.25 Peet's Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.10 to the Company's quarterly report on Form 10-Q for the quarter ended
        September 29, 2002. (1)
10.26 Fifth Amendment to Credit Agreement dated as of December 31, 2002 among Peet's Operating Company, Inc., Peet's Trademark Company,
        Peet's Coffee & Tea, Inc.  and  General  Electric Capital Corporation.
10.27 Sixth Amendment to Credit Agreement dated as of February 21, 2003 among Peet's Operating Company, Inc., Peet's Trademark Company, Peet's Coffee & Tea, Inc. and General Electric Capital Corporation.
10.28 Peet's Coffee & Tea, Inc. Key Employment Agreement for Vice President, Specialty dated as of June 9, 2003. Incorporated by reference to
        Exhibit 10.17 to  the  Company's  quarterly report on Form 10-Q for the quarter ended June 29, 2003.  (2)
10.29 Peet's Coffee & Tea, Inc. Key Employment Agreement for Chief Financial Officer dated as of June 25, 2003. Incorporated by reference to
        Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 2003. (2)
21.1    Subsidiaries  of  the  registrant.*

23.1    Consent  of  Deloitte  &  Touche  LLP.
31.1 Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Rule 13a-14(a) under the Securities Exchange
        Act of 1934, as amended.
31.2 Certification of the Company's Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1 Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of the Company's Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

______________
* Incorporated by reference to Exhibit 10.18 to the Registrant's Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
     (1)     Compensatory  plan  or  arrangement.
     (2)     Management  contract.

     (b)  Reports  on  Form  8-K

Current Report on Form 8-K filed on October 27, 2003 to furnish under Item 12 a press release guidance dated October 27, 2003

Current Report on Form 8-K filed on October 29, 2003 to furnish under Item 12 a press release dated October 29, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March  12,  2004               PEET'S  COFFEE  &  TEA,  INC.
                                      By:  /s/  Patrick  J.  O'Dea
                                       -----------------------
                                       Patrick  J.  O'Dea
                                       President  and  Chief  Executive  Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. O'Dea and Thomas P. Cawley and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE              TITLE                                DATE
     ---------              -----                                ----

/s/  PATRICK  J.  O'DEA     President, Chief Executive Officer    March 12, 2004
-----------------------     and Director (Principal  Executive
     Patrick  J.  O'Dea     Officer)

/s/  THOMAS P. CAWLEY       Vice President, Chief Financial       March 12, 2004
---------------------       Officer, and Secretary (Principal
     Thomas  P.  Cawley     Financial and  Accounting  Officer)

/s/  JEAN-MICHEL  VALETTE        Chairman                       March  12,  2004
-------------------------
     Jean-Michel  Valette

/s/  GERALD  BALDWIN             Director                       March  12,  2004
--------------------
     Gerald  Baldwin

/s/  HILARY  BILLINGS            Director                       March  12,  2004
---------------------
     Hilary  Billings

/s/  GORDON  A.  BOWKER          Director                       March  12,  2004
-----------------------
     Gordon  A.  Bowker

/s/  H.  WILLIAM  JESSE, JR.     Director                         March 12, 2004
----------------------------
     H.  William  Jesse,  Jr.

/s/  CHRISTOPHER  P. MOTTERN     Director                         March 12, 2004
----------------------------
     Christopher  P.  Mottern



                             INDEX  TO  FINANCIAL  STATEMENTS

                                                                                                 Page
                                                                                                 ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
-----------------------------------------------------------------------------------------------  ----

Consolidated Balance Sheets as of December 29, 2002 and December 28, 2003 . . . . . . . . . . .  F-3
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Operations for the Years Ended December 30, 2001, December 29, 2002,
and December 28, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Shareholders' Equity for the Years Ended December 30, 2001,
December 29, 2002, and December 28, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
-----------------------------------------------------------------------------------------------  ----

Consolidated Statements of Cash Flows for the Years Ended December 30, 2001, December 29, 2002
and December 28, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
-----------------------------------------------------------------------------------------------  ----

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7
-----------------------------------------------------------------------------------------------  ----

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Shareholders
     Peet's  Coffee  &  Tea,  Inc.

     We have audited the accompanying consolidated balance sheets of Peet's Coffee & Tea, Inc. and subsidiaries as of December 29, 2002 and December 28, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Peet's Coffee & Tea, Inc. and subsidiaries as of December 29, 2002 and December 28, 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments to conform to Statement of Financial Accounting Standards No. 133.

/s/  DELOITTE  &  TOUCHE  LLP

San  Francisco,  California
March  11,  2004


                                          PEET'S COFFEE & TEA, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             DECEMBER 29,   DECEMBER 28,
                                                                                 2002           2003
                                                                             -------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $       7,572  $      30,263
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . .         12,100         12,328
  Accounts receivable (net of allowance of $75 and $54) . . . . . . . . . .          2,210          3,115
  Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . .          1,117            340
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,007         10,720
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            461            563
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,342          1,548
                                                                             -------------  -------------

           Total current assets . . . . . . . . . . . . . . . . . . . . . .         35,809         58,877

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .         27,929         32,322

Intangible and other assets, net. . . . . . . . . . . . . . . . . . . . . .          3,305          2,684

Long-term U.S. Government & Agency securities . . . . . . . . . . . . . . .         28,102         16,572
                                                                             -------------  -------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      95,145  $     110,455
                                                                             =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,463  $       4,770
  Accrued compensation and benefits . . . . . . . . . . . . . . . . . . . .          3,741          4,157
  Gift certificates and stored value cards. . . . . . . . . . . . . . . . .          1,200          1,346
  Accrued litigation expense                                                                        2,343
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          1,438          1,773
  Current portion of long-term borrowings . . . . . . . . . . . . . . . . .            468              3
                                                                             -------------  -------------

           Total current liabilities. . . . . . . . . . . . . . . . . . . .         13,310         14,392

Long-term borrowings, less current portion. . . . . . . . . . . . . . . . .            424

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            181             10

Deferred lease credits. . . . . . . . . . . . . . . . . . . . . . . . . . .            726            819
                                                                             -------------  -------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,641         15,221
                                                                             -------------  -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; authorized 10,000,000 shares; none issued
  Common stock, no par value; authorized 50,000,000 shares; issued and
    outstanding:  12,103,000 shares and 12,983,000 shares . . . . . . . . .         78,014         87,808
  Accumulated other comprehensive income, net of tax. . . . . . . . . . . .            265             23
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,225          7,403
                                                                             -------------  -------------

           Total shareholders' equity . . . . . . . . . . . . . . . . . . .         80,504         95,234
                                                                             -------------  -------------

Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . .  $      95,145  $     110,455
                                                                             =============  =============

See  notes  to  consolidated  financial  statements.


                                PEET'S COFFEE & TEA, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       2001      2002       2003
                                                     --------  ---------  ---------
Net revenue . . . . . . . . . . . . . . . . . . . .  $94,400   $104,073   $119,816
                                                     --------  ---------  ---------

Operating expenses:
  Cost of sales and related occupancy expenses. . .   45,357     48,146     54,961
  Operating expenses. . . . . . . . . . . . . . . .   30,617     33,221     38,751
  Marketing and advertising . . . . . . . . . . . .    4,812      4,554      4,525
  Depreciation and amortization . . . . . . . . . .    5,038      4,568      4,890
  General and administrative expenses . . . . . . .    6,243      6,732      9,193
                                                     --------  ---------  ---------

           Total operating costs and expenses . . .   92,067     97,221    112,320
                                                     --------  ---------  ---------

Income from operations. . . . . . . . . . . . . . .    2,333      6,852      7,496

Interest income . . . . . . . . . . . . . . . . . .       47        660      1,251
Interest expense. . . . . . . . . . . . . . . . . .     (476)      (120)       (88)
                                                     --------  ---------  ---------

Income before income taxes. . . . . . . . . . . . .    1,904      7,392      8,659

Income tax provision. . . . . . . . . . . . . . . .      749      2,735      3,481
                                                     --------  ---------  ---------

Net income. . . . . . . . . . . . . . . . . . . . .  $ 1,155   $  4,657   $  5,178
                                                     ========  =========  =========

Net income per share:
     Basic. . . . . . . . . . . . . . . . . . . . .  $  0.15   $   0.43   $   0.41
                                                     ========  =========  =========
     Diluted. . . . . . . . . . . . . . . . . . . .  $  0.14   $   0.40   $   0.39
                                                     ========  =========  =========

Shares used in calculation of net income per share:
     Basic. . . . . . . . . . . . . . . . . . . . .    7,941     10,919     12,589
                                                     ========  =========  =========
     Diluted. . . . . . . . . . . . . . . . . . . .    8,212     11,627     13,236
                                                     ========  =========  =========

See  notes  to  consolidated  financial  statements.


                                               PEET'S COFFEE & TEA, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (IN THOUSANDS)

                                               SERIES A                                   RETAINED       ACCUMULATED
                                            PREFERRED STOCK          COMMON STOCK          EARNINGS/     OTHER
                                            ---------------          ------------
                                            SHARES                  SHARES               (ACCUMULATED    COMPREHENSIVE
                                         OUTSTANDING    AMOUNT   OUTSTANDING   AMOUNT      DEFICIT)      INCOME/(LOSS)
                                         ------------  --------  ------------  -------  --------------  ---------------
Balance at December 31, 2000. . . . . .          471   $ 4,537          4,516  $ 8,217  $      (3,587)   $           -

Conversion of preferred shares. . . . .         (471)   (4,537)           943    4,537
Stock sold in Initial Public Offering                                   2,682   17,793
Stock options exercised, including
   tax benefit                                                             94      507
Stock sold in Employee Stock
   Purchase Program                                                        37      250
Amortization of stock compensation                                                 305
Cumulative effect of accounting
   change - FAS 133, net of tax of $519                                                                 $         (785)
Unrealized losses on cash flow
   hedges, net of tax of $195                                                                                     (295)
Reclassification of net losses on
   cash flow hedges to cost of goods
   sold, net of tax of $445                                                                                        673
                                                                                                        ---------------
Other comprehensive loss                                                                                          (407)
Net income                                                                                      1,155
                                         ------------  --------         -----  -------  --------------  ---------------
Balance at December 30, 2001. . . . . .            -   $     -          8,272  $31,609  $      (2,432)  $         (407)

Stock sold in public offering                                           3,138   41,030
Stock options and warrants
   exercised, including tax benefit                                       610    4,517
Stock sold in Employee Stock
   Purchase Program                                                        83      568
Amortization of stock compensation                                                 290
Unrealized gains on cash flow
   hedges, net of tax of $38                                                                                        66
Reclassification of net losses on
   cash flow hedges to cost of goods
   sold, net of tax of $252                                                                                        379
Net unrealized gain on investments,
   net of tax of $133                                                                                              227
                                                                                                        ---------------
Other comprehensive income                                                                                         672
Net income                                                                                      4,657
                                         ------------  --------        ------  -------  --------------  ---------------
Balance at December 29, 2002. . . . . .            -   $     -         12,103  $78,014  $       2,225   $          265

Stock options exercised,
   including tax benefit                                                  798    8,876

Stock sold in Employee Stock
   Purchase Program                                                        82      727

Amortization of stock compensation                                                 191
Unrealized losses on cash flow
   hedges, net of tax of $12                                                                                       (20)
Reclassification of net losses on cash
   flow hedges to cost of goods sold,
   net of tax of $14                                                                                               (21)
Net unrealized loss on investments,
   net of tax of $134                                                                                             (201)
                                                                                                        ---------------
Other comprehensive loss                                                                                          (242)
Net income                                                                                      5,178
                                         ------------  --------  ------------  -------  --------------  ---------------
Balance at December 28, 2003. . . . . .            -   $     -         12,983  $87,808  $       7,403   $           23
                                         ============  ========  ============  =======  ==============  ===============

                                             TOTAL
                                          SHAREHOLDERS'    COMPREHENSIVE
                                             EQUITY        INCOME/(LOSS)
                                         ---------------  ---------------
Balance at December 31, 2000. . . . . .  $        9,167

Conversion of preferred shares. . . . .               -
Stock sold in Initial Public Offering .          17,793
Stock options exercised, including
   tax benefit. . . . . . . . . . . . .             507
Stock sold in Employee Stock
   Purchase Program . . . . . . . . . .             250
Amortization of stock compensation. . .             305
Cumulative effect of accounting
   change - FAS 133, net of tax of $519
Unrealized losses on cash flow
   hedges, net of tax of $195
Reclassification of net losses on
   cash flow hedges to cost of goods
   sold, net of tax of $445

Other comprehensive loss. . . . . . . .            (407)  $         (407)
Net income. . . . . . . . . . . . . . .           1,155            1,155
                                         ---------------  ---------------
Balance at December 30, 2001. . . . . .  $       28,770   $          748
                                                          ===============
Stock sold in public offering . . . . .          41,030
Stock options and warrants
   exercised, including tax benefit . .           4,517
Stock sold in Employee Stock
   Purchase Program . . . . . . . . . .             568
Amortization of stock compensation. . .             290
Unrealized gains on cash flow
   hedges, net of tax of $38
Reclassification of net losses on
   cash flow hedges to cost of goods
   sold, net of tax of $252
Net unrealized gain on investments,
   net of tax of $133

Other comprehensive income. . . . . . .             672              672
Net income. . . . . . . . . . . . . . .           4,657            4,657
                                         ---------------  ---------------
Balance at December 29, 2002. . . . . .  $       80,504   $        5,329
                                                          ===============
Stock options exercised,
   including tax benefit. . . . . . . .           8,876

Stock sold in Employee Stock
   Purchase Program . . . . . . . . . .             727

Amortization of stock compensation. . .             191
Unrealized losses on cash flow
   hedges, net of tax of $12
Reclassification of net losses on cash
   flow hedges to cost of goods sold,
   net of tax of $14
Net unrealized loss on investments,
   net of tax of $134

Other comprehensive loss. . . . . . . .            (242)            (242)
Net income. . . . . . . . . . . . . . .           5,178            5,178
                                         ---------------  ---------------
Balance at December 28, 2003. . . . . .  $       95,234   $        4,936
                                         ===============  ===============


See  notes  to  consolidated  financial  statements.


                                         PEET'S COFFEE & TEA, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)


                                                                         2001        2002       2003
                                                                       ---------  ----------  ---------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,155   $   4,657   $  5,178
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . .     5,693       5,251      5,795
    Amortization of interest purchased                                                  (32)       110
    Tax benefit from exercise of stock options                                        1,253      3,523
    Amortization of discounted stock options. . . . . . . . . . . . .       305         290        191
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       718       1,141       (127)
    Reclassification of hedging losses in OCI . . . . . . . . . . . .       673         379        (21)
    Ineffective portion of hedges . . . . . . . . . . . . . . . . . .       169          27
    Gain on investments                                                                 (27)      (294)
    Loss on disposition of assets . . . . . . . . . . . . . . . . . .         6          11          2
  Changes in other assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .      (309)     (1,956)      (129)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,309)     (2,062)       287
    Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .      (217)       (211)      (237)
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        22      (1,530)       392
    Accounts payable, accrued liabilities and other liabilities . . .    (1,123)      4,419      1,639
                                                                       ---------  ----------  ---------
           Net cash provided by operating activities. . . . . . . . .     5,783      11,610     16,309
                                                                       ---------  ----------  ---------

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . .    (6,511)     (9,316)    (9,963)
  Proceeds from sales of property and equipment . . . . . . . . . . .        17                      3
  Additions to intangible assets. . . . . . . . . . . . . . . . . . .      (350)        (35)
  Proceeds from sales and maturities of investments                                 229,383     97,915
  Purchases of investments                                                         (269,166)   (86,765)
                                                                                  ----------  ---------
           Net cash used in investing activities. . . . . . . . . . .    (6,844)    (49,134)     1,190
                                                                       ---------  ----------  ---------

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . . . . . . . . . . . . . . .   (17,451)     (2,484)      (888)
  Net proceeds from issuance of common stock. . . . . . . . . . . . .    19,632      44,862      6,080
                                                                       ---------  ----------  ---------
           Net cash provided by financing activities. . . . . . . . .     2,181      42,378      5,192
                                                                       ---------  ----------  ---------

Change in cash and cash equivalents . . . . . . . . . . . . . . . . .     1,120       4,854     22,691
Cash and cash equivalents, beginning of period. . . . . . . . . . . .     1,598       2,718      7,572
                                                                       ---------  ----------  ---------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $  2,718   $   7,572   $ 30,263
                                                                       =========  ==========  =========

Supplemental cash flow disclosures:
     Cash paid for:
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $    478   $      48   $      8
          Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        29       2,050          0

NON CASH INVESTING AND FINANCING ACTIVITIES -
  Conversion of preferred stock to common stock upon IPO. . . . . . .  $  4,537
  IPO fees accrued at December 31, 2000 applied to proceeds in 2001 .     1,082


See  notes  to  consolidated  financial  statements.

                            PEET'S COFFEE & TEA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     HISTORY  AND  ORGANIZATION
     Peet's Coffee & Tea, Inc., (the ''Company'') sells fresh roasted coffee, hand selected tea and related items in several distribution channels, including specialty grocery and gourmet food stores, online and mail order, office and restaurant accounts and company-operated retail stores. At December 29, 2002 and December 28, 2003, the Company operated 65 and 75 retail stores, respectively, in California, Colorado, Illinois, Oregon, Massachusetts, Texas and Washington.

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

     YEAR END - The Company's year end is the Sunday closest to December 31. The years 2003, 2002, and 2001 included 52 weeks.

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

     INTANGIBLES AND OTHER ASSETS include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 15 years. Intangibles, primarily lease rights, net of amortization, were $1,040,000 and $809,000 at December 29, 2002 and December 28, 2003, respectively. The related accumulated amortization was $1,882,000 and $1,944,000 at December 29, 2002 and December 28, 2003, respectively. Amortization expense for 2001, 2002, and 2003 was $238,000, $246,000 and $203,000, respectively. Future amortization expense for 2004 through 2008 is estimated at $155,000, $134,000, $118,000, $112,000, and $112,000, respectively. Contract acquisition costs represents a payment made to a retailer to obtain distribution for a specified period of time and is being amortized as a reduction of revenue over the contract period.

     INVESTMENT POLICY - Investments are classified as available for sale and are recorded at fair market value. Any unrealized gains and losses are recorded in other comprehensive income (loss).

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. No impairment charges were recorded during 2001, 2002, or 2003.

     ACCRUED COMPENSATION AND BENEFITS - Beginning in March 2002, the Company modified its workers' compensation insurance policy to a high deductible program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers' compensation claims. The liability is determined based on information received from the Company's insurance adjuster including claims paid, filed and reserved for, as well as using historical experience. As of December 29, 2002 and December 28, 2003, we had $703,000 and $1,136,000 accrued for workers' compensation.

A  summary  of  the  accrual  activity  is  as  follows  (in  thousands):


                                                                        BALANCE AT    ADDITIONS             BALANCE
                                                                         BEGINNING   CHARGED TO   CLAIMS   AT END OF
                                                                         OF PERIOD     EXPENSE     PAID      PERIOD
                                                                        -----------  -----------  -------  ----------
Accrual related to workers' compensation
                                          Year ended December 29, 2002  $         0  $       792    ($89)  $      703
                                          Year ended December 28, 2003          703          792    (359)       1,136



     STORE CLOSURE - The Company continually reviews the operating performance of individual stores. An estimate for the costs associated with closing under-performing stores in the period in which the store is closed. The plan includes the method of disposition and the expected date of completion. Costs, which are considered to have no future economic benefit, include direct costs to terminate a lease or sublease a property and the difference between the book value and estimated recovery of fixed assets. Significant changes to the plan are unlikely. The operating costs, including depreciation, of stores or other facilities to be sold or closed are expensed during the period they remain in use.

     No expense was recorded in 2001, 2002, or 2003. As of December 30, 2001, the Company had an accrual of $59,000, which was paid during 2002.

     In August 2001, the Company assigned, with the consent of the landlord, the existing lease for a store to another entity. The Company remains liable for rent and other charges under the lease, which expires December 31, 2008. However, the assignee's parent company has guaranteed the payment by the assignee of rent and other charges under the lease assignment up to $313,000 (equivalent to approximately four years of rent due under the lease). The Company expects that the assignee will make all future rent payments required under the lease. See Note 11.

REVENUE RECOGNITION - Net revenue is recorded upon purchases by customers at retail locations or when merchandise is received by customers in the specialty sales channel. Sales returns are insignificant. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends, which management believes are appropriate.

     The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $1,522,000, $1,617,000, and $1,726,000 related to online and mail order and specialty sales in 2001, 2002, and 2003, respectively.

     A summary of the allowance for doubtful accounts is as follows (in thousands):


                                                                BALANCE AT    ADDITIONS                BALANCE
                                                                 BEGINNING   CHARGES TO   WRITEOFFS   AT END OF
                                                                 OF PERIOD     EXPENSE    AND OTHER     PERIOD
                                                                -----------  -----------  ----------  ----------
Allowance for doubtful accounts:
                                  Year ended December 30, 2001  $        69  $        30       ($41)  $       58
                                  Year ended December 29, 2002           58          162       (145)          75
                                  Year ended December 28, 2003           75           16        (37)          54


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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and equivalents, receivables and accounts payable approximates fair value. Investments are recorded at fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt. The fair value of futures contracts is the amount at which they could be settled, based on estimates obtained from dealers. At December 29, 2002 the net unrealized gain/(loss) on such contracts was $31,000. At December 28, 2003 there were no open futures contracts. See Note 12.

     ADVERTISING COSTS are expensed as incurred. Advertising expense was $2,773,000, $2,775,000 and $3,136,000 in 2001, 2002, and 2003, respectively.

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

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting
Principle  Board,  (APB),  No.  25,  Accounting  for  Stock Issued to Employees.
Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The Company has recorded compensation expense of $305,000 in 2001, $290,000 in 2002, and $191,000 in 2003. Statement of
Financial Accounting Standards, (SFAS), No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):


                                                         2001      2002      2003
                                                        -------  --------  --------
Net income - as reported . . . . . . . . . . . . . . .  $1,155   $ 4,657   $ 5,178
Stock-based employee compensation included in
     reported net income, net of tax effects . . . . .     183       174       115
Stock-based compensation expense determined
     under fair value based method, net of tax effects    (511)   (2,295)   (3,286)
                                                        -------  --------  --------
Net income - pro forma . . . . . . . . . . . . . . . .  $  827   $ 2,536   $ 2,007
                                                        =======  ========  ========

Basic net income per share - as reported . . . . . . .  $ 0.15   $  0.43   $  0.41
Basic net income per share - pro forma . . . . . . . .  $ 0.10   $  0.23   $  0.16

Diluted net income per share - as reported . . . . . .  $ 0.14   $  0.40   $  0.39
Diluted net income per share - pro forma . . . . . . .  $ 0.10   $  0.22   $  0.15


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

     Additional disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 10.

     The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                          2001   2002   2003
                          -----  -----  -----
Expected dividend rate .     0%     0%     0%

Expected volatility
     Options . . . . . .  77.6%  68.1%  58.0%
     ESPP awards . . . .  77.6%  68.1%  58.0%

Risk-free interest rate
     Options . . . . . .  4.88%  3.79%  1.94%
     ESPP awards . . . .  4.24%  1.87%  1.12%

Expected lives (years)
     Options . . . . . .     5      5      3
     ESPP awards . . . .   0.5    0.5    0.5


     NET INCOME PER SHARE - Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options, warrants and the conversion of preferred stock. Anti-dilutive shares of 110,750, 630,621 and 142,747 have been excluded from diluted weighted average shares outstanding in 2001, 2002 and 2003, respectively.

     The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):


                                             2001    2002    2003
                                             -----  ------  ------
Basic weighted average shares outstanding .  7,941  10,919  12,589
Incremental shares from assumed exercise of
     stock options and warrants . . . . . .    271     708     647
                                             -----  ------  ------
Diluted weighted average shares outstanding  8,212  11,627  13,236
                                             =====  ======  ======


     The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method.

RECENTLY ISSUED ACCOUNTING STANDARDS - During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging
Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a significant impact on our operating results or financial position.

     During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our operating results or financial position.

     In January 2003 the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities and was subsequently revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, explains how to identify variable interest entities, and how an enterprise should assess its interest in an entity to decide whether to consolidate such entity. Further, FIN 46 requires existing unconsolidated entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The revision of FIN 46 further defines and narrows the scope of the variable interest entity as well as defers the effective date of the guidance to the first quarter of 2004. The adoption of FIN 46 is not expected to have an impact on our results of operations or financial position.

3.     INVENTORIES
     The Company's inventories consist of the following at year end 2002 and 2003 (in thousands):



                 2002     2003
                -------  -------
Raw materials.  $ 7,130  $ 6,144
Finished goods    3,877    4,576
                -------  -------

Total. . . . .  $11,007  $10,720
                =======  =======

4.     PROPERTY,  PLANT  AND  EQUIPMENT
     Property, plant and equipment consists of the following at year end 2002 and 2003 (in thousands):



                                      2002       2003
                                    ---------  ---------
Leasehold improvements . . . . . .  $ 23,518   $ 27,868
Furniture, fixtures, and equipment    26,050     30,931
Plant equipment. . . . . . . . . .     6,550      8,384
Construction in progress . . . . .     3,216      1,862
                                    ---------  ---------

Total. . . . . . . . . . . . . . .    59,334     69,045
Less accumulated depreciation. . .   (31,405)   (36,723)
                                    ---------  ---------

Total. . . . . . . . . . . . . . .  $ 27,929   $ 32,322
                                    =========  =========


     Depreciation expense was $5,455,000 in 2001, $5,005,000 in 2002 and $5,564,000 in 2003, respectively. Construction in progress includes manufacturing plant equipment, new store fixtures and other capital projects not yet placed in service.

5.     INVESTMENTS
     At December 29, 2002 and December 28, 2003, the Company maintained long term investments classified as available for sale of $28,102,000 and $16,572,000. The long term investments are comprised of United States Treasury Notes and Bonds, and Federal Agency notes and bonds, maturing within five years. Gross unrealized holding gains were $360,000 and $29,000 and gross unrealized holding losses were $0 and $4,000 for the period ended December 29, 2002, and December 28, 2003, respectively. Gross unrealized holding losses at December 28, 2003 are due to fluctuations in interest rates and are only considered as temporary impairments. There are no securities with unrealized losses aged greater than twelve months.

     During 2002 and 2003, the company sold securities for net proceeds from investments of $229,383,000 and $97,915,000, and realized gains of $27,000 and $294,000, respectively. Realized gains and losses are determined on the specific identification method. For the periods ended December 29, 2002 and December 28, 2003, the Company had net unrealized gains of $227,000 (net of $133,000 tax) and $16,000 (net of $10,000 tax) respectively, included in accumulated other comprehensive income (loss).

6.     BORROWINGS
     The Company maintains a credit facility with General Electric Capital Corporation. The facility expires in September 2005 and provides for a revolving line of credit up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting our funded debt from our trailing twelve month earnings before interest, taxes, depreciation and amortization, or (EBITDA), multiplied by 3.75 for the period before September 1, 2001, 3.5 for the period after September 1, 2001 and before September 1, 2002, and 2.5 thereafter. As of December 28, 2003, there was no outstanding balance and $14,942,000 was available under the Company's line of credit.

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

     Long term borrowings consist of the following at year end 2002 and 2003 (in thousands):


                                                                     2002    2003
                                                                    ------  ------
Industrial development revenue bond, interest at a weekly floating
rate of 1.65% at December 29, 2002.. . . . . . . . . . . . . . . .    860

Capital lease obligations. . . . . . . . . . . . . . . . . . . . .     32       3
                                                                    ------  ------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . .    892       3
Less current portion . . . . . . . . . . . . . . . . . . . . . . .   (468)     (3)
                                                                    ------  ------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 424   $   -
                                                                    ======  ======


7.     INCOME  TAXES
The  income  tax  provision  (benefit) consists of the following (in thousands):


                    2001    2002    2003
                    -----  ------  -------
Current:
           Federal  $ 467  $1,470  $2,864
           State        9     377     735
                    -----  ------  -------
           Total      476   1,847   3,599
                    -----  ------  -------

Deferred:
           Federal    133     827     (48)
           State      140      61     (70)
                    -----  ------  -------
           Total      273     888    (118)
                    -----  ------  -------

           Total    $ 749  $2,735  $3,481
                    =====  ======  =======


     The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:


                                           2001   2002   2003
                                           -----  -----  -----
Statutory Federal rate. . . . . . . . . .  34.0%  34.0%  34.0%
State income taxes less federal benefit .   5.8    5.8    5.8
Change in valuation allowance . . . . . .   3.7   (3.0)   0.6
Other . . . . . . . . . . . . . . . . . .   0.8    1.4    0.8
California net operating loss limitation.  (2.1)   0.0    0.0
California Manufacturer Investment Credit  (2.9)  (1.2)  (1.0)
                                           -----  -----  -----

Total . . . . . . . . . . . . . . . . . .  39.3%  37.0%  40.2%
                                           =====  =====  =====

     Deferred tax assets (liabilities) consist of the following at year end 2002 and 2003 (in thousands):



                                             2002      2003
                                           --------  --------
Net operating loss carryforwards. . . . .  $   165   $   165
Charitable contribution carryforwards . .      269       287
Credit carryforwards. . . . . . . . . . .      382       629
Scheduled rent. . . . . . . . . . . . . .      311       351
Accrued reserves. . . . . . . . . . . . .      436     1,027
Accrued compensation. . . . . . . . . . .      319       742
State taxes . . . . . . . . . . . . . . .       68        20
                                           --------  --------
           Gross deferred tax assets. . .    1,950     3,221
                                           --------  --------
Property and equipment. . . . . . . . . .   (1,207)   (2,408)
Other . . . . . . . . . . . . . . . . . .     (214)      (34)
                                           --------  --------
           Gross deferred tax liabilities   (1,421)   (2,442)
                                           --------  --------
Valuation allowance . . . . . . . . . . .     (249)     (225)
                                           --------  --------
           Net deferred tax assets. . . .  $   280   $   554
                                           ========  ========


     The Company has state net operating loss carryforwards of $1,867,000, which expire between 2006 and 2007.

     The utilization of our net operating loss and credit carryforwards may be subject to a substantial annual limitation due to any future "changes in ownership," as defined by provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. Should we be subject to this annual limitation, this may result in the expiration of net operating loss and credit carryforwards before utilization.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

8.     EMPLOYEE  BENEFIT  PLAN
     The Company's 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $12,000. The Company matches 50% of amounts contributed by its employees. The Company contribution was $413,000, $438,000, and $261,000 in 2001, 2002, and 2003
respectively.  The  plan  does  not  offer  investments  in  Company  stock.

9.     SHAREHOLDERS'  EQUITY
     In April 2002, the Company issued 3,137,500 shares of common stock at $14.00 per share of its common stock in a public offering and received net proceeds of $41,030,000.

     During 2001, the Company issued 2,682,623 shares of stock at $8.00 per share in an initial public offering of its common stock and received net proceeds of $17,790,000. Upon the closing of the initial public offering, each of the outstanding shares of preferred stock converted into shares of common stock at a conversion rate of one to two.

10.     STOCK  OPTION  AND  EMPLOYEE  PURCHASE  PLANS
     In 1997, the Company adopted a successor equity incentive plan to the Company's existing stock option plans, which provides a means by which selected employees, directors, and consultants of the Company may benefit from increased stock value through the granting of incentive and nonstatutory stock options. The Company has reserved 1,280,000 shares of common stock for issuance pursuant to the plan. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. Stock options generally vest over three to four years.

     Effective in 2001, the Company adopted a new stock option plan for which the Company has reserved 1,500,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) five percent (5%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. Stock options vest according to a pre-determined vest schedule set at grant date.

     Also  effective  in  2001,  the  Company  also  adopted a 2000 Non-Employee
Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued pursuant under the plan is 330,000. As of each annual meeting of the Company's shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company's shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Option grants vest over a period of three years from the date of grant. In 2001, 2002, and 2003, the Company granted non-employee director options to purchase an aggregate of 120,000, 110,000 and 60,000 shares of common stock, respectively.

     As of December 28, 2003, there were no shares available for grant under 1997 stock option plan, 139,738 shares available for grant under the 2000 stock option plan, and 160,000 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:


                                                WEIGHTED-AVERAGE
                                    OPTIONS      EXERCISE PRICE
                                  OUTSTANDING       PER SHARE
                                  ------------  -----------------
Outstanding at December 31, 2000    1,588,208   $            5.96
Granted. . . . . . . . . . . . .      729,326                7.69
Canceled . . . . . . . . . . . .      (52,601)               6.96
Exercised. . . . . . . . . . . .      (94,081)               5.39
                                  ------------

Outstanding at December 30, 2001    2,170,852                6.54
Granted. . . . . . . . . . . . .    1,344,719               14.97
Canceled . . . . . . . . . . . .      (48,637)               9.81
Exercised. . . . . . . . . . . .     (541,162)               6.03
                                  ------------

Outstanding at December 29, 2002    2,925,772               10.47
Granted. . . . . . . . . . . . .      869,085               14.79
Canceled . . . . . . . . . . . .      (98,460)              13.16
Exercised. . . . . . . . . . . .     (798,363)               6.70
                                  ------------

Outstanding at December 28, 2003    2,898,034   $           12.75
                                  ============


     At  December 30, 2001, December 29, 2002, and December 28, 2003, 1,392,087,
1,428,323, and 1,240,306 options, respectively, were exercisable with a weighted-average exercise price of $5.93, $7.05, and $10.12, respectively.

     The  following  table summarizes stock option information at year end 2003:


                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           -------------------                         -----------------------------
    RANGE OF      NUMBER OF       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS   REMAINING CONTRACTUAL LIFE           EXERCISE PRICE     OPTIONS    EXERCISE PRICE
$  3.85 to $8.12    753,082                        6.19   years  $            6.89    669,604  $            6.85
$ 8.87 to $14.90    734,665                        8.62                      12.33    230,506              10.76
$15.49 to $15.49    796,950                        8.42                      15.49    198,949              15.49
$16.00 to $18.00    613,337                        9.14                      16.90    141,247              17.00
                  ---------  --------------------------                             ---------  -----------------
$ 3.85 to $18.00  2,898,034                        8.04          $           12.75  1,240,306  $           10.12
                  =========  ==========================                             =========  =================


     During 2001, the Company adopted a 2000 Employee Stock Purchase Plan ("ESPP"), where eligible employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company's shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2001, 2002 and 2003, employees purchased 36,789, 82,865 and 81,821 shares, respectively, of the Company's common stock under the plan at a weighted-average per share price of $6.80, $6.86 and $8.89, respectively. At December 28, 2003, 364,722 shares remain  available  for  future  issuance.

     The weighted average fair value of the stock options granted during 2001, 2002 and 2003 was $6.56, $9.42, and $6.85, respectively. The weighted average fair value of each 2001, 2002 and 2003 ESPP award was $3.91, $3.84, and $4.33, respectively, per share.

     See Note 2 for the pro forma effect of accounting for stock options using the fair value method.

11.     COMMITMENTS  AND  CONTINGENCIES
     LEASES - The Company leases its Emeryville, California coffee roasting plant, distribution center, administrative offices, and warehouse, its retail stores and certain equipment under operating leases that expire from 2004 through 2012. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

     Future minimum lease payments required under non-cancelable operating leases subsequent to December 28, 2003 are as follows (amounts in thousands):


                              OPERATING
                                LEASES
                              ----------
Years:
  2004 . . . . . . . . . . .  $    6,272
  2005 . . . . . . . . . . .       6,126
  2006 . . . . . . . . . . .       5,024
  2007 . . . . . . . . . . .       3,956
  2008 . . . . . . . . . . .       2,689
  Thereafter . . . . . . . .       4,293
                              ----------

Total minimum lease payments  $   28,360
                              ==========


     Rent expense was $4,738,000, $5,077,000, and $5,979,000 for 2001, 2002, and
2003 respectively, including contingent rents of $146,000, $139,000, and $149,000.

     As of December 28, 2003, the Company is a guarantor on a lease assigned to a third party that has $458,000 of remaining lease payments. The Company has a security deposit of $6,000 and a guarantee from the sublessee's parent for a maximum amount of $313,000. See Note 2.

     PURCHASE COMMITMENTS - As of December 28, 2003, the Company had approximately $16,152,000 of outstanding coffee purchase commitments from 2004 to 2006 with fixed prices.

     EMPLOYMENT AGREEMENTS - The Company has agreements with certain officers to provide severance benefits in the event their employment is terminated under certain defined circumstances.

     LEGAL PROCEEDINGS - On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys' fees and costs. On March 4, 2003, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys' fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes, which is included in "General and administrative expenses" on the accompanying consolidated statements of operations. The settlement is subject to the court's final approval, the Company's right to terminate if more than 10% of the settlement class opts out of the settlement and the plaintiffs' right to terminate if claims by class members in the aggregate exceed more than 10% of the number of work weeks specified in the settlement agreement.

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

     During 2001, 2002 and 2003, the effective portion of the cash-flow hedges amounted to a loss of $295,000 (net of $195,000 tax), a gain of $66,000 (net of $38,000 of tax) and a loss of $20,000 (net of $12,000 of tax), respectively, and was recorded in other comprehensive income (loss). The ineffective portion of the hedges of $27,000 and $15,000 was recorded as cost of sales during 2002 and 2003, respectively. Accumulated other comprehensive income (loss) related to hedging activities, net of tax, was $38,000 and ($3,000) as of December 29, 2002 and December 28, 2003, respectively, all of which is expected to be reclassified into cost of sales over the next twelve months as the related inventory is sold. For the years ended December 29, 2002 and December 28, 2003, $379,000 and ($21,000) of coffee futures gains/(losses) included in other comprehensive loss were reclassified into cost of goods sold. As of December 28, 2003 there were no open futures contracts. The fair value of the open futures contracts as of December 29, 2002 was a net asset $31,000.

13.     SEGMENT  INFORMATION

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


                                                 RETAIL   SPECIALTY    UNALLOCATED    TOTAL
                                                 -------  ----------  -------------  --------
2001
  Net revenue . . . . . . . . . . . . . . . . .  $75,055  $   19,345                 $ 94,400
  Cost of sales and related occupancy expenses.   35,615       9,742                   45,357
  Operating expenses. . . . . . . . . . . . . .   26,670       3,947                   30,617
  Depreciation and amortization . . . . . . . .    3,659         750  $        629      5,038
  Segment operating income (loss) . . . . . . .    9,111       4,906       (11,684)     2,333
  Interest expense, net                                                        429        429
  Income before income taxes                                                            1,904
  Total assets. . . . . . . . . . . . . . . . .   17,676       3,886        19,847     41,409
  Capital expenditures. . . . . . . . . . . . .    1,882       1,321         3,308      6,511

2002
  Net revenue . . . . . . . . . . . . . . . . .  $78,300  $   25,773                 $104,073
  Cost of sales and related occupancy expenses.   35,778      12,368                   48,146
  Operating expenses. . . . . . . . . . . . . .   27,523       5,698                   33,221
  Depreciation and amortization . . . . . . . .    3,193         878  $        497      4,568
  Segment operating income (loss) . . . . . . .   11,806       6,829       (11,783)     6,852
  Interest income, net                                                         540        540
  Income before income taxes                                                            7,392
  Total assets. . . . . . . . . . . . . . . . .   20,753       4,330        70,062     95,145
  Capital expenditures. . . . . . . . . . . . .    4,930       1,332         3,090      9,352

2003
  Net revenue . . . . . . . . . . . . . . . . .  $85,765  $   34,051                 $119,816
  Cost of sales and related occupancy expenses.   38,856      16,105                   54,961
  Operating expenses. . . . . . . . . . . . . .   30,478       8,273                   38,751
  Depreciation and amortization . . . . . . . .    3,377         971  $        542      4,890
  Segment operating income (loss) . . . . . . .   13,054       8,702       (14,260)     7,496
  Interest income, net                                                       1,163      1,163
  Income before income taxes                                                            8,659
  Total assets. . . . . . . . . . . . . . . . .   22,489       7,321        80,645    110,455
  Capital expenditures. . . . . . . . . . . . .    6,312       1,812         1,839      9,963


Net revenue from external customers for the two major product lines are as follows:


                                                      2001      2002      2003
                                                     -------  --------  --------
Whole bean coffee, tea, and related products         $55,944  $ 62,583  $ 71,991
Beverages and pastries                                38,456    41,490    47,825
                                                     -------  --------  --------
                                              Total  $94,400  $104,073  $119,816
                                                     =======  ========  ========


14.     RELATED  PARTY  TRANSACTIONS
     A member of the Board of Directors is the former Chairman and a current shareholder of Jesse.Hansen&Co, a strategic and financial advisor to the Company pursuant to an engagement letter dated as of December 9, 1996 between Jesse.Hansen&Co and the Company. The Company paid Jesse.Hansen&Co $60,000 and $30,000 in 2001 and 2002, respectively for advisory services. This advisory relationship was terminated in June 2002.

15.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)


                                                       QUARTER ENDED
                                          ------------------------------------------------
                                    MARCH 30,     JUNE 29,    SEPTEMBER 28,   DECEMBER 28,
                                       2003         2003          2003*           2003
Net revenue. . . . . . . . . . .  $       27,398  $  29,080  $       28,833   $      34,505
Income (loss) from operations. .           1,854      2,298            (947)          4,291
Net income (loss). . . . . . . .           1,282      1,539            (323)          2,680
Basic income (loss) per share. .  $         0.10  $    0.12  $        (0.03)  $        0.21
Diluted income (loss) per share.  $         0.10  $    0.12  $        (0.03)  $        0.20

                                                      QUARTER ENDED
                                  ---------------------------------------------------------
                                  MARCH 31,       JUNE 30,   SEPTEMBER 29,    DECEMBER 29,
                                            2002       2002            2002            2002

Net revenue. . . . . . . . . . .  $       24,456  $  24,889  $       25,366   $      29,362
Income from operations . . . . .             805      1,024           1,809           3,215
Net income . . . . . . . . . . .             488        718           1,279           2,172
Basic income per share . . . . .  $         0.06  $    0.06  $         0.11   $        0.18
Diluted income per share . . . .  $         0.05  $    0.06  $         0.10   $        0.17


* The third quarter includes the effect of a pre-tax charge for litigation settlement and severance of $3.4 million or $0.16 per share.