Form 10-K/A
period 2003-12-28
PEETS COFFEE & TEA INC
filed 2004-03-16
CIK 917968

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                 ______________

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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



                                EXPLANATORY NOTE

     This Amendment No. 1 (the "Amendment") to Peet's Coffee & Tea, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "Form 10-K") is being filed for the purposes of correcting errors on both the cover page and Exhibit 23.1 to Form 10-K filed electronically with the Securities and Exchange Commission on March 12, 2004. The cover page of Form 10-K failed to contain the following "X" marks: (i) next to the paragraph identifying the filing as an annual report; (ii) next to the "YES" in the paragraph indicating that the Company has timely filed all reports required to be filed by the Securities and Exchange Act of 1934; and (iii) next to the "YES" in the paragraph indicating that the Company is an accelerated filer. Exhibit
23.1 to Form 10-K, the consent from the Company's independent auditors Deloitte & Touche LLP ("Deloitte"), failed to contain a conforming signature even though a signed consent from Deloitte was on file with the Company. No other changes are being made by means of this Amendment.

     The Company hereby amends Exhibit 23.1 previously filed with its Form 10-K by replacing it with the Exhibit 23.1 attached hereto and incorporated by reference into the Form 10-K.




ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     The  Following  additional  exhibits  are  filed  herewith:

EXHIBIT  DESCRIPTION
-------  -----------
23.1     Consent  of  Deloitte  &  Touche  LLP.

31.1 Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Company's Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of the Company's Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March  15,  2004             PEET'S  COFFEE  &  TEA,  INC.
                                    By:  /s/  Patrick  J.  O'Dea
                                    -----------------------
                                    Patrick  J.  O'Dea
                                    President  and  Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE          TITLE                                   DATE
     ---------          -----                                   ----

/s/ PATRICK J. O'DEA    President, Chief Executive Officer      March 15, 2004
----------------------- and Director  (Principal  Executive
Patrick  J.  O'Dea      Officer)

/s/  THOMAS P. CAWLEY   Vice President, Chief Financial Officer, March 15, 2004
---------------------   and  Secretary  (Principal  Financial
Thomas  P.  Cawley      and Accounting  Officer)


__________*___________     Chairman                         March  15,  2004

     Jean-Michel  Valette

__________*___________     Director                         March  15,  2004

     Gerald  Baldwin

__________*___________     Director                         March  15,  2004

     Hilary  Billings

__________*___________     Director                         March  15,  2004

     Gordon  A.  Bowker

__________*___________     Director                         March  15,  2004

     H.  William  Jesse,  Jr.

__________*___________     Director                         March  15,  2004

     Christopher  P.  Mottern


*By:  /s/  PATRICK  J.  O'DEA
     ------------------------
     Patrick  J.  O'Dea
      Attorney-in-Fact