Form 10-Q
period 2004-03-28
PEETS COFFEE & TEA INC
filed 2004-05-07
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	13,227,837
(Class)	(Outstanding at May 3, 2004)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	March 28,	December 28,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$34,189	$30,263
Short-term investments	15,022	12,328
Accounts receivable	3,040	3,115
Income tax receivable	340	340
Inventories	9,565	10,720
Prepaid expenses and other	1,856	2,111

Total current assets	64,012	58,877

Property and equipment, net	32,759	32,322
Intangible and other assets, net	2,431	2,684
Long-term investments	15,952	16,572

Total assets	$115,154	$110,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,475	$4,770
Accrued compensation and benefits	3,562	4,157
Accrued litigation expense	2,328	2,343
Other accrued liabilities	3,079	3,122

Current portion of long-term borrowings
Total current liabilities	14,444	14,392

Deferred income taxes	26	10
Deferred lease credits and other long-term liabilities	1,104	819

Total liabilities	15,574	15,221

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding: 13,212,000 shares and 12,983,000 shares	90,321	87,808
Accumulated other comprehensive income, net of tax	47	23
Retained earnings	9,212	7,403

Total shareholders' equity	99,580	95,234

Total liabilities and shareholders' equity	$115,154	$110,455

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	March 28,	March 30,
	2004	2003

Net revenue	$32,596	$27,398

Operating expenses:
Cost of sales and related occupancy expenses	14,854	12,716
Operating expenses	11,003	9,211
Marketing and advertising expenses	876	1,110
General and administrative expenses	1,717	1,369
Depreciation and amortization expenses	1,319	1,138

Total operating costs and expenses	29,769	25,544

Income from operations	2,827	1,854

Interest income, net	(187)	(248)

Income before income taxes	3,014	2,102

Income tax provision	1,205	820

Net income	$1,809	$1,282

Net income per share:
Basic	$0.14	$0.10
Diluted	$0.13	$0.10

Shares used in calculation of net income per share:
Basic	13,099	12,227
Diluted	13,635	12,814

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	March 28,	March 30,
	2004	2003

Cash flows from operating activities:
Net income	$1,809	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,578	1,315
Tax benefit from exercise of stock options and amortization of discounted stock options	983	40
Other	19	2
Changes in other assets and liabilities:
Accounts receivable	75	710
Inventories	1,155	1,698
Prepaid expenses and other current assets	255	(217)
Other assets	212	(446)
Accounts payable and accrued liabilities	54	(2,415)
Deferred lease credits and other long-term liabilities	285	3

Net cash provided by operating activities	6,425	1,972

Cash flows from investing activities:
Purchases of property and equipment	(1,978)	(2,315)
Proceeds from sale of property and equipment	2	2
Purchases of investments, net	(2,053)	745

Net cash used in investing activities	(4,029)	(1,568)

Cash flows from financing activities:
Repayments of debt	(1)	(130)
Net proceeds from issuance of common stock	1,531	1,148

Net cash provided by financing activities	1,530	1,018

Change in cash and cash equivalents	3,926	1,422

Cash and cash equivalents, beginning of period	30,263	7,572

Cash and cash equivalents, end of period	$34,189	$8,994

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company”) for the thirteen weeks ended March 28, 2004 and March 30, 2003 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the thirteen weeks ended March 28, 2004 are not necessarily indicative of the results expected for the full year.

The balance sheet information as of December 28, 2003, presented herein, has been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 28, 2003.

Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands):

	Thirteen weeks ended
	March 28, 2004	March 30, 2003

Net income - as reported	$1,809	$1,282
Stock-based employee compensation included
in reported net income, net of tax	22	24
Stock-based compensation expense determined
under fair value based method, net of tax	(1,718)	(765)

Net income - pro forma	$113	$541

Basic net income (loss) per share - as reported	$0.14	$0.10
Basic net income (loss) per share - pro forma	$0.01	$0.04

Diluted net income (loss) per share - as reported	$0.13	$0.10
Diluted net income (loss) per share - pro forma	$0.01	$0.04

On March 8, 2004, in accordance with the terms of the option agreement, 285,000 performance-based options became vested as the performance criteria was attained.

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

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options Granted for the Period Ended

	March 28, 2004	March 30, 2003

Expected dividend rate	0.00%	0.00%
Expected volatility
- Options	47.75%	53.53%
- ESPP awards	47.75%	53.53%
Risk free interest rate
- Options	2.02%	2.88%
- ESPP awards	1.20%	1.11%
Expected lives (years)
- Options	3.00	5.00
- ESPP awards	0.50	0.50

Comprehensive Income

For the thirteen week period ended March 28, 2004 and March 30, 2003, comprehensive income was $1,832,000 and $1,343,000, respectively. Comprehensive income consists of net income, the effect of accounting for hedges under SFAS No. 133, and net unrealized gains on investments. See Notes 4 and 5.

Net Income per Share

The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended
	March 28, 2004	March 30, 2003

Basic weighted average shares outstanding	13,099	12,227
Incremental shares from assumed exercise
of stock options	536	587

Diluted weighted average shares outstanding	13,635	12,814

The number of incremental shares from the assumed exercise of stock options was calculated applying the treasury stock method.

Options with an exercise price greater than the average market price of common shares were 6,486 for the thirteen week period ended March 28, 2004 and 1,119,172 for the thirteen week period ended March 30, 2003 and were not included in the computation of diluted earnings per share.

3.   BORROWINGS

The Company maintains a credit facility with General Electric Capital Corporation that expires in September 2005 and provides for a revolving line of credit of up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting the Company’s funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, (EBITDA), multiplied by 2.5 for the periods after September 1, 2002. As of March 28, 2004, there was no outstanding balance and $14,943,000 was available under the Company’s revolving line of credit.

Borrowings under the credit facility are secured by a lien on substantially all of the Company’s assets. The credit facility contains covenants restricting the Company’s ability to make capital expenditures, incur additional indebtedness and lease obligations, open retail stores, make restricted payments, merge into or with other companies and sell all or substantially all of its assets, and requiring the Company to meet certain financial tests.

4.   HEDGING ACTIVITIES

The Company is exposed to price risk related to price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company uses coffee futures and options to manage price increase and designates these derivative instruments as cash-flow hedges of its price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not hold or issue derivative instruments for trading purposes.

As of March 28, 2004, there were no open futures contracts. During the thirteen week periods ended March 28, 2004 and March 30, 2003, $3,000 (net of $2,000 tax) and $12,000 (net of $7,000 tax), respectively, of coffee futures losses, included in other comprehensive income, were reclassified into cost of goods sold.

5.   INVESTMENTS

The Company invests in U.S. government and agency securities. At March 28, 2004, the Company maintained long-term investments classified as available for sale of $15,952,000. The long-term investments are comprised of United States Treasury notes and bonds and federal agency notes and bonds that mature within five years. The short-term investments with maturities less than one year are comprised of United States Treasury notes and bonds, federal agency notes and bonds, and putable floating rate notes backed by guaranteed student loans. Gross unrealized holding gains of $64,000 and gross unrealized holding losses of $4,000 at March 28, 2004 are due to fluctuations in interest rates and are considered temporary impairments. There are no securities with unrealized losses aged greater than twelve months.

During the thirteen weeks ended March 28, 2004, the Company sold securities for net proceeds of $47,450,000, realized gains of $11,000 computed using the specific identification method, and purchased securities totaling $49,500,000. For the thirteen weeks ended March 28, 2004, net unrealized gains were $21,000 (net of $14,000 tax) and for the thirteen weeks ended March 30, 2003, net unrealized losses were $29,000 (net of $19,000 tax), included in accumulated other comprehensive income.

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

		Specialty
	Retail	Sales	Unallocated	Total

Thirteen weeks ended March 28, 2004:
Net revenue	$22,697	$9,899		$32,596
Cost of sales and occupancy	10,039	4,815		14,854
Operating expenses	8,682	2,321		11,003
Depreciation and amortization	924	252	$143	1,319
Segment operating income (loss)	3,052	2,511	(2,736)	2,827
Interest income			(187)	(187)
Income before income taxes				2,640
Total assets	22,550	6,892	85,712	115,154
Capital expenditures	1,567	113	298	1,978

Thirteen weeks ended March 30, 2003:
Net revenue	$20,031	$7,367		$27,398
Cost of sales and occupancy	9,147	3,569		12,716
Operating expenses	7,220	1,991		9,211
Depreciation and amortization	804	224	$110	1,138
Segment operating income (loss)	2,806	1,583	(2,535)	1,854
Interest income, net			248	248
Income before income taxes				2,102
Total assets	19,819	5,670	69,526	95,015
Capital expenditures	1,547	312	456	2,315

7.   CONTINGENCIES

On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. On March 4, 2004, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. The settlement is subject to the court’s final approval, the Company's right to terminate if more than 10% of the settlement class opts out of the settlement and the plaintiffs’ right to terminate if claims by class members in the aggregate exceed more than 10% of the number of work weeks specified in the settlement agreement. Subject to the court’s final approval, we expect to pay the claims during the second half of 2004.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue, “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, competition, general economic conditions, economic or political instability related to potential terrorist attacks, the popularity of specialty coffee due to consumer trends, labor relations, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended December 28, 2003. Forward-looking statements speak only as of the date of this report and we assume no obligation to update any forward-looking statements.

COMPANY OVERVIEW AND INDUSTRY OUTLOOK

Peet’s is a specialty coffee roaster and marketer of branded fresh roasted whole bean coffee sold through multiple channels of distribution. Since the founding of our business in 1966, we have established a strong customer base and brand recognition in California. Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution. Currently, our expansion strategy is focused in the western United States, where we have more physical presence and higher customer awareness.

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

Our coffee and related items are sold through two segments as defined under Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures About Segment of Enterprise and Related Information.” These segments are Company-operated retail outlets and specialty sales (consisting of online and mail order, grocery, food service and office). We evaluate segment performance primarily based on revenue and segment operating income.

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

Our accounting policies are more fully described in Note 2 in the “Notes to the Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended December 28, 2003. We have identified the following critical accounting policies:

•Inventory. Raw materials consist primarily of green bean coffee. Finished goods consist primarily of roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

•Intangibles and other assets. During 2002, we entered into a contractual agreement with Safeway Inc., a national grocery chain, to sell Peet's coffee through its grocery stores. We began shipping during the third quarter of 2002. The agreement included an upfront payment to Safeway Inc. that we recorded in intangibles and other assets and is being amortized as a reduction of revenue based upon estimated sales during the contract period.

•Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived asset and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

•Accrued workers’ compensation. In March 2002, we modified our workers’ compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability of $1.4 million recorded as of March 28, 2004 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

•Accrued litigation. During 2003, two lawsuits were filed against us alleging misclassification of employment position. The lawsuits sought class action status in addition to damages, restitution, reclassification, and attorneys’ fees and costs. The Superior Court of the State of California, County of Orange, granted preliminary approval of the proposed settlement of the lawsuits that, subject to the court’s final approval, would fully resolve all claims brought by the plaintiffs. A charge of $2.7 million was recorded in the third quarter of 2003 for the estimated payment of claims to eligible class members, attorneys' fees, costs to a third-party claims administrator, and applicable employer payroll taxes. The remaining liability recorded as of March 28, 2004 of $2.3 million is an estimate and should a greater amount of claims occur, the recorded liability may not be sufficient. Subject to the court’s final approval, we expect to pay the claims during the second half of 2004. See Note 7 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

•Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to its operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.
•Hedge accounting. We have in the past used coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting. If these derivative instruments did not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 4 “Hedging Activities” in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

We have also chosen certain accounting policies when options are available, including the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for our stock option awards. These accounting policies are applied consistently for all years presented.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.

	Thirteen weeks ended
	Mar 28, 2004	Mar 30, 2003

Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	45.6	46.4
Operating expenses	33.8	33.6
Marketing and advertising expenses	2.7	4.0
General and administrative expenses	5.3	5.0
Depreciation and amortization expenses	4.0	4.2

Income from operations	8.6	6.8
Interest income, net	0.6	0.9

Income before income taxes	9.2	7.7
Income tax provision	3.7	3.0

Net income	5.5%	4.7%

Percent of net revenue by business segment:
Retail stores	69.6%	73.1%
Specialty sales	30.4	26.9

Percent of net revenue by business category:
Whole bean coffee and related products	59.4%	59.9%
Beverages and pastries	40.6	40.1

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	44.2%	45.7%
Specialty sales	48.6	48.4

Operating expenses as a percent of segment revenue:
Retail stores	38.3%	36.0%
Specialty sales	23.4	27.0

Percent increase (decrease) from prior year:
Net revenue	19.0%
Retail stores	13.3
Specialty sales	34.4
Cost of sales and related occupancy expenses	16.8
Operating expenses	19.5
Marketing and advertising expenses	(21.1)
General and administrative expenses	25.4
Depreciation and amortization expenses	15.9

Selected operating data:
Number of retail stores in operation:
Beginning of the period	75	65
Store openings	1	4

End of period	76	69

Thirteen Weeks Ended March 28, 2004 Compared to Thirteen Weeks Ended March 30, 2003

Net revenue

Net revenue for the thirteen weeks ended March 28, 2004 increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 18.0%, to $19.4 million and beverage and pastry sales increased 20.4%, to $13.2 million.  In the retail segment, our revenue increased by $2.7 million primarily as a result of increased sales from the 11 stores we opened since January 2003 and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 4.4% to $9.7 million, while sales of beverages and pastries increased by 21.1% to $13.0 million. The increase in beverage and pastry sales is primarily due to last year’s second quarter introduction of new iced drinks and a revamped bar menu that emphasizes many of our customer favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increase the availability of Peet’s coffee in grocery stores, and the slower maturation of whole bean sales in new stores. We opened one new store during this quarter, and expect to open 14 to 19 stores for the balance of the year.  In the specialty sales segment, revenue increased $2.5 million. The increase consisted of a $1.9 million increase in grocery sales, $0.4 million increase in sales to restaurants and foodservice companies, and $0.2 million increase in online and mail order sales. The growth in the grocery channel was primarily due to sales to approximately 1,200 new stores we added during the last 12 months. The increased sales were also driven by the transition, during the first quarter of last year, from a warehouse distribution system to a direct-store delivery system, where our own route sales representatives deliver to stores weekly.. We believe the direct-store delivery system ensures freshness through proper rotation and weekly delivery, optimizes store specific item assortments, achieves proper shelf space and improves free-standing display levels. In the restaurant and food service area, the sales increase was primarily due to the addition of selected new accounts, such as licensed locations at the Cincinnati airport and Stanford University.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. Cost of sales as a percent of net revenue decreased 0.8% primarily due to improvement in our retail bar operations. The improvement was driven by higher price points generated from our revamped bar menu and better waste management of our pastries. The improvement at the bar was partially offset by sales mix shift to specialty sales, which has a slightly higher cost of sales than our retail stores, and higher expenses from new stores, which due to their lower volume have higher occupancy and product costs as a percent of sales.

Operating expenses

Operating expenses as a percent of net revenue for the current thirteen week period increased as compared to the same period last year due to the higher operating expenses from stores, partially offset by improvements in the specialty sales channels. Operating expenses from stores increased as the result of the 11 new stores we opened since last year and investments made in store training and development programs. Specialty sales operating expenses decreased compared to the same period last year mainly because last year we incurred expenses in connection with the setup phase of the direct-store delivery operation.

Marketing and advertising expenses

Marketing and advertising expenses was 2.7% of net revenue, or $0.2 million less than the same period last year. We will continue to focus our marketing efforts primarily on new store openings and new customers in other channels. As a result, marketing spending will continue to be in the same range for the balance of the year.

General and administrative expenses

General and administrative expenses in the current thirteen week period were $1.7 million, or 5.3% of revenue compared to $1.4 million, or 5.0% for the same period last year. The $0.3 million increase was primarily due to the people and initiatives that we are putting in place to support the growth of the company.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in the thirteen week period as compared to the same prior year period due primarily to the 11 stores we opened during the last 12 months. The expenses were partially offset by older assets becoming fully depreciated.

Interest income, net

We currently invest in U.S. government and agency securities. Investment income includes interest income and gains from the sale of these instruments. We received $176,000 in interest income and realized $11,000 in investment gains in this quarter compared to $248,000 in interest income in the same prior year quarter. Interest income decreased due to lower interest rates.

Provision for income taxes

Our effective tax rate for the period was 40% as compared to 39% in the prior year period. We expect our tax rate to be approximately 40% for 2004.

Liquidity and Capital Resources

   At March 28, 2004, we had $34.2 million in cash and cash equivalents, $15.0 million in short-term investments and $16.0 million in long-term investments. Working capital was $49.6 million as of the end of this quarter.

   Net cash provided by operations was $6.4 million during the first thirteen weeks of 2004 compared to $2.0 million in the same prior year period. Current year operating cash flows were positively impacted by net income, the tax benefit of stock options exercised, and lower inventory level during this quarter, during which coffee purchases are traditionally lower.

   Net cash used in investing activities was $4.0 million during the first thirteen weeks of 2004 compared to $1.6 million in the same prior year period. Investing activities primarily consisted of the purchase of $2.0 million of property, plant and equipment for new stores, support systems upgrades and plant packaging equipment to support the growth in specialty sales and $2.1 million net purchase of long-term investments.

   Net cash provided by financing activities was $1.5 million during the first thirteen weeks of 2004. Financing activities during the period consisted primarily of the exercise of stock options and sales of our common stock to our employees through our employee stock purchase plan.

   We have a credit facility with General Electric Capital Corporation that provides for a revolving line of credit of $15.0 million that expires in 2005. At March 28, 2004, there was no outstanding balance and $14.9 million available under the revolving line of credit after other senior funded debt of $0.1 million, consisting of capital leases.

   Our 2004 capital expenditure requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system and continued improvement of our data processing capabilities. During the first thirteen weeks of 2004, we spent $2.0 million. Our remaining 2004 capital expenditures are expected to be between $10.0 and $13.0 million. Approximately $7.0 to $8.0 million is expected to be used for the opening of 14 to 19 new retail stores scheduled for 2004 and expenditures for new stores in progress for 2005. We expect to use approximately $2.0 million to purchase new packaging and roasting equipment. We expect to use the remaining $3.0 million for the remodeling of existing stores, equipment for the grocery channel, and information technology enhancements.

We are exploring capacity and office space needs as we continue to grow our business. The lease for our corporate office and plant facilities expires in 2005 and we have an option to extend the lease for an additional ten years. We believe that in 2005 we will need additional production and office space that will exceed our current facilities. We are in the process of exploring alternatives including but not limited to extending the existing lease with additional leasing of production, warehouse, and office spaces.

For the next twelve months, we expect our cash flows from operations and cash and investments to be sufficient for our operating and capital requirements, our share repurchase program, and our contractual obligations as they come due. Other business opportunities or store expansion rates substantially in excess of those presently planned may require outside funding.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

From time to time, we may use coffee futures and futures options to reduce the price risk of our coffee purchase requirements that we cannot make or have not made on a contractual basis. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. As of March 28, 2004, we held no coffee futures or futures options.

As of March 28, 2004, we had approximately $17.2 million in open fixed-priced purchase commitments with delivery dates ranging from April 2004 through November 2007. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

There have been no substantial changes in the nature of our risks since December 28, 2003. Please refer to our Annual Report on Form 10-K for the year ended December 28, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 28, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. On March 4, 2004, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. The settlement is subject to the court’s final approval, the Company's right to terminate if more than 10% of the settlement class opts out of the settlement and the plaintiffs’ right to terminate if claims by class members in the aggregate exceed more than 10% of the number of work weeks specified in the settlement agreement. Subject to the court’s final approval, we expect to pay the claims during the second half of 2004.

In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description
10.30	Nonqualified Deferred Compensation Plan
31.1	Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company's Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Company's Chief Executive Officer, Patrick O'Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

  Current Report on Form 8-K filed on February 12, 2004 to furnish under Item 12 a press release dated February 12, 2004.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEET’S COFFEE & TEA, INC.

Date: May 6, 2004	By:	/s/ Thomas Cawley

Thomas Cawley
Vice President, Chief Financial Officer, and Secretary

