Form 10-Q
period 2004-06-27
PEETS COFFEE & TEA INC
filed 2004-08-06
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	13,427,141
(Class)	(Outstanding at August 4, 2004)

	PEET'S COFFEE & TEA, INC.
	INDEX

PART I	Financial Information

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II	Other Information

Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 27,	December 28,
	2004	2003

ASSETS

Current Assets
Cash and cash equivalents	$8,924	$30,263
Short-term investments	18,936	12,328
Accounts receivable	3,242	3,115
Income tax receivable	340	340
Inventories	13,294	10,720
Prepaid expenses and other	1,714	2,111

Total current assets	46,450	58,877

Property and equipment, net	34,973	32,322
Intangible and other assets, net	3,862	2,684
Long-term U.S. Government and Agency Securities	36,708	16,572

Total assets	$121,993	$110,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,606	$4,770
Accrued compensation and benefits	4,669	4,157
Accrued litigation expense	2,343	2,343
Other accrued liabilities	4,393	3,122

Total current liabilities	17,011	14,392

Deferred lease credits and other long-term liabilities	1,266	829

Total liabilities	18,277	15,221

Shareholders' equity
Common Stock, no par value; authorized 50,000,000 shares;
issued and outstanding 13,379,000 and 12,983,000	92,911	87,808
Accumulated other comprehensive income (loss), net of tax	(182)	23
Retained earnings	10,987	7,403

Total shareholders' equity	103,716	95,234

Total liabilities and shareholders' equity	$121,993	$110,455

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Retail stores	$23,449	$21,057	$46,146	$41,088
Specialty sales	10,102	8,023	20,001	15,390

Net revenue	33,551	29,080	66,147	56,478

Operating expenses:
Cost of sales and related occupancy expenses	15,359	13,273	30,213	25,989
Operating expenses	11,354	9,546	22,357	18,757
Marketing and advertising expenses	975	1,289	1,851	2,399
General and administrative expenses	1,786	1,493	3,503	2,862
Depreciation and amortization expenses	1,360	1,181	2,679	2,319

Total operating costs and expenses	30,834	26,782	60,603	52,326

Income from operations	2,717	2,298	5,544	4,152

Interest income, net	(241)	(225)	(428)	(473)

Income before income taxes	2,958	2,523	5,972	4,625

Income tax provision	1,183	984	2,388	1,804

Net income	$1,775	$1,539	$3,584	$2,821

Net income per share:
Basic	$0.13	$0.12	$0.27	$0.23
Diluted	$0.13	$0.12	$0.26	$0.22

Shares used in calculation of net income per share:
Basic	13,288	12,412	13,194	12,320
Diluted	14,013	13,100	13,813	12,948

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	June 27,	June 29,
	2004	2003

Cash flows from operating activities:
Net income	$3,584	$2,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,216	2,724
Tax benefit from exercise of stock options and amortization of discounted stock options	1,918	39
Other	99	23
Changes in other assets and liabilities:
Accounts receivable	(127)	547
Inventories	(2,574)	(677)
Prepaid expenses and other current assets	397	(147)
Other assets	(1,143)	(33)
Accounts payable and accrued liabilities	2,621	145
Deferred lease credits and other long-term liabilities	460	-

Net cash provided by operating activities	8,451	5,442

Cash flows from investing activities:
Purchases of property and equipment	(5,802)	(5,473)
Proceeds from sale of property and equipment	9	3
Proceeds from sale (Purchases) of investments, net	(27,180)	703

Net cash used in investing activities	(32,973)	(4,767)

Cash flows from financing activities:
Repayments of debt	(2)	(246)
Purchase of common stock	(208)	-
Net proceeds from issuance of common stock	3,393	2,708

Net cash provided by financing activities	3,183	2,462

Change in cash and cash equivalents	(21,339)	3,137

Cash and cash equivalents, beginning of period	30,263	19,672

Cash and cash equivalents, end of period	$8,924	$22,809

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company”) for the thirteen and twenty-six weeks ended June 27, 2004 and June 29, 2003 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the thirteen and twenty-six weeks ended June 27, 2004 are not necessarily indicative of the results expected for the full year.

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income - as reported	$1,775	$1,539	$3,584	$2,821
Stock-based employee compensation included
in reported net income, net of tax	9	-	31	24
Stock-based compensation expense determined
under fair value based method, net of tax	(655)	(1,222)	(2,363)	(2,024)

Net income - pro forma	$1,129	$317	$1,252	$821

Basic net income (loss) per share - as reported	$0.13	$0.12	$0.27	$0.23
Basic net income (loss) per share - pro forma	$0.08	$0.03	$0.09	$0.07

Diluted net income (loss) per share - as reported	$0.13	$0.12	$0.26	$0.22
Diluted net income (loss) per share - pro forma	$0.08	$0.02	$0.09	$0.06

The Company uses the Black-Scholes option-pricing model for determining the fair value of options, which requires the input of certain estimates that may affect the determination of fair value. The existing model may not necessarily provide a reliable single measure of the value of its stock options. Management will continue to evaluate alternative methodologies that may more appropriately reflect pro forma compensation expense. During the quarter, the Company corrected certain computational items, resulting in a decrease to pro forma net income as reported of $37,000 and $74,000 for the thirteen and twenty-six weeks ended June 29, 2003, respectively.

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options Granted for the Period Ended

	June 27, 2004	June 29, 2003

Expected dividend rate	0.00%	0.00%
Expected volatility
- Options	44.21%	52.73%
- ESPP awards	52.43%	53.53%
Risk free interest rate
- Options	3.99%	1.80%
- ESPP awards	1.32%	1.26%
Expected lives (years)
- Options	5.25	5.29
- ESPP awards	1.35	1.01

Comprehensive Income

For the thirteen week period ended June 27, 2004 and June 29, 2003, comprehensive income was $1,546,000 and $1,568,000, respectively. For the twenty-six week period ended June 27, 2004 and June 29, 2003, comprehensive income was $3,379,000 and $2,789,000, respectively. Comprehensive income consists of net income, the effect of accounting for hedges under SFAS No. 133, and net unrealized gains on investments. See Notes 4 and 5.

Net Income per Share

The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):
	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2004	June 29,2003	June 27,2004	June 29,2003

Basic weighted average shares outstanding	13,288	12,412	13,194	12,320
Incremental shares from assumed exercise
of stock options	725	688	619	628

Diluted weighted average shares outstanding	14,013	13,100	13,813	12,948

The number of incremental shares from the assumed exercise of stock options was calculated applying the treasury stock method.

Options with an exercise price greater than the average market price of common shares were 160,385 and 110,494 for the thirteen week period ended June 27, 2004 and June 29, 3003, respectively, and 98,197 and 237,262 for the twenty-six week period ended June 27, 2004 and June 29, 2003, respectively, and were not included in the computation of diluted earnings per share.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for the Company during the third quarter of 2004. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

3.   BORROWINGS

The Company maintains a credit facility with General Electric Capital Corporation that expires in September 2005 and provides for a revolving line of credit of up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit. Total availability under the revolving line of credit is determined by subtracting the Company’s funded debt from its trailing twelve month earnings before interest, taxes, depreciation and amortization, (EBITDA), multiplied by 2.5 for the periods after September 1, 2002. As of June 27, 2004, there was no outstanding balance and $14,944,000 was available under the Company’s revolving line of credit.

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

As of June 27, 2004, there were no open futures contracts. During the thirteen and twenty-six week periods ended June 27, 2004, $0 and $3,000 (net of $2,000 tax), respectively, of coffee futures losses, included in other comprehensive income, were reclassified into cost of goods sold. During the thirteen and twenty-six week periods ended June 29, 2003, $7,000 (net of $4,000 tax), and $19,000 (net of $11,000 tax), respectively, of coffee futures gains, included in other comprehensive income, were reclassified into cost of goods sold

5.   INVESTMENTS

The Company invests in U.S. government and agency securities. At June 27, 2004, the Company maintained long-term investments of $36,708,000 and short-term investments of $18,936,000 classified as available for sale. The long-term investments are comprised of United States Treasury notes and bonds and federal agency notes and bonds that mature within five years. The short-term investments with maturities less than one year are comprised of United States Treasury notes and bonds, federal agency notes and bonds, and putable floating rate notes backed by guaranteed student loans. Gross unrealized losses were $321,000 and there were no gross unrealized gains at June 27, 2004. Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to maturity. There are no securities with unrealized losses aged greater than twelve months.

During the thirteen weeks ended June 27, 2004, the Company sold securities for net proceeds of $11,745,000, realized $0 net gains, and purchased securities totaling $36,872,000. During the twenty-six weeks ended June 27, 2004, the Company sold securities for net proceeds of $59,195,000, realized net gains of $11,000 computed using the specific identification method, and purchased securities totaling $86,375,000. For the thirteen weeks ended June 27, 2004 and June 27, 2003, included in other comprehensive income were net unrealized losses of $229,000 (net of $152,000 tax) and $37,000 (net of $23,000 tax), respectively. For the twenty-six weeks ended June 27, 2004 and June 27, 2003, included in other comprehensive income were net unrealized losses of $208,000 (net of $138,000 tax) and $7,000 (net of $4,000 tax), respectively.

6.   SHARE PURCHASE

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock. During the thirteen weeks ended June 27, 2004, the Company purchased and retired 9,484 shares of common stock at an average price of $21.89 in accordance with the share purchase program. There were no purchases during the thirteen weeks ended March 28, 2004.

7.   SEGMENT INFORMATION

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of online and mail order sales of whole bean coffee shipped directly to the consumer and whole bean coffee sales through grocery, foodservice and office coffee accounts.

The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

		Specialty
	Retail	Sales	Unallocated	Total

Thirteen weeks ended June 27, 2004:
Net revenue	$23,449	$10,102		$33,551
Cost of sales and occupancy	10,465	4,894		15,359
Operating expenses	9,000	2,354		11,354
Depreciation and amortization	956	258	$146	1,360
Segment operating income (loss)	3,028	2,596	(2,907)	2,717
Interest income, net			241	241
Income before income taxes				2,958
Total assets	24,599	6,983	90,411	121,993
Capital expenditures	2,813	288	723	3,824

Thirteen weeks ended June 29, 2003:
Net revenue	$21,057	$8,023		$29,080
Cost of sales and occupancy	9,439	3,834		13,273
Operating expenses	7,375	2,171		9,546
Depreciation and amortization	833	232	$116	1,181
Segment operating income (loss)	3,350	1,788	(2,840)	2,298
Interest income, net			225	225
Income before income taxes				2,523
Total assets	20,600	6,656	73,305	100,561
Capital expenditures	1,806	803	549	3,158

Twenty-six weeks ended June 27, 2004:
Net revenue	$46,146	$20,001		$66,147
Cost of sales and occupancy	20,504	9,709		30,213
Operating expenses	17,682	4,675		22,357
Depreciation and amortization	1,880	510	$289	2,679
Segment operating income (loss)	6,079	5,108	(5,643)	5,544
Interest income, net			428	428
Income before income taxes				5,972
Total assets	24,599	6,983	90,411	121,993
Capital expenditures	4,380	401	1,021	5,802

Twenty-six weeks ended June 29, 2003:
Net revenue	$41,088	$15,390		$56,478
Cost of sales and occupancy	18,587	7,402		25,989
Operating expenses	14,595	4,162		18,757
Depreciation and amortization	1,638	456	$225	2,319
Segment operating income (loss)	6,155	3,371	(5,374)	4,152
Interest income, net			473	473
Income before income taxes				4,625
Total assets	20,600	6,656	73,305	100,561
Capital expenditures	3,353	1,115	1,005	5,473

8.   CONTINGENCIES

On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. On March 4, 2004, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. Subject to the court’s final approval, we expect to pay the claims during the second half of 2004 and believe our remaining reserve of $2.3 million is adequate to cover all claims, attorneys’ fees and costs.

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

Our operations are vertically integrated. We purchase Arabica coffee beans from countries around the world, apply our artisan-roasting techniques and ship fresh coffee daily to our stores and customers. Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

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

•Accrued workers’ compensation. In March 2002, we modified our workers’ compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability of $1.4 million recorded as of June 27, 2004 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

•Accrued litigation. During 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. On March 4, 2004, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. Subject to the court’s final approval, we expect to pay the claims during the second half of 2004 and believe our remaining reserve of $2.3 million is adequate to cover all claims, attorneys’ fees and costs. See Note 8 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

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
	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Statement of operations data as a percent of net revenue:
Net revenue	100%	100%	100%	100%
Cost of sales and related occupancy expenses	45.8	45.6	45.7	46.0
Operating expenses	33.8	32.8	33.8	33.2
Marketing and advertising expenses	2.9	4.4	2.8	4.2
General and administrative expenses	5.3	5.1	5.3	5.1
Depreciation and amortization expenses	4.1	4.2	4.0	4.1

Income from operations	8.1	7.9	8.4	7.4
Interest income, net	(0.7)	(0.8)	(0.6)	(0.8)

Income before income taxes	8.8	8.7	9.0	8.2
Income tax provision	3.5	3.4	3.6	3.2
Net income	5.3%	5.3%	5.4%	5.0%

Percent of net revenue by business segment:
Retail stores	69.9%	72.4%	69.8%	72.8%
Specialty sales	30.1	27.6	30.2	27.2

Percent of net revenue by business category:
Whole bean coffee and related products	57.9%	58.7%	58.7%	59.3%
Beverages and pastries	42.1	41.3	41.3	40.7

Cost of sales and related occupancy expenses:
Retail stores	44.6%	44.8%	44.4%	45.2%
Specialty sales	48.4	47.8	48.5	48.1

Operating expenses:
Retail stores	38.4%	35.0%	38.3%	35.5%
Specialty sales	23.3	27.1	23.4	27.1

Percent increase (decrease) from prior year:
Net revenue	15.4%		17.1%
Retail stores	11.4		12.3
Specialty sales	25.9		30.0
Cost of sales and related occupancy expenses	15.7		16.3
Operating expenses	18.9		19.2
Marketing and advertising expenses	(24.4)		(22.8)
General and administrative expenses	19.6		22.4
Depreciation and amortization expenses	15.2		15.5

Selected operating data:
Number of retail stores in operation:
Beginning of the period	76	69	75	65
Store openings	6	-	7	4

End of period	82	69	82	69

Thirteen Weeks Ended June 27, 2004 Compared to Thirteen Weeks Ended June 29, 2003

Net revenue

Net revenue for the thirteen weeks ended June 27, 2004 increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 13.9%, to $19.4 million, mostly due to specialty sales, while beverage and pastry sales increased 17.5%, to $14.1 million.
In the retail segment, our revenue increased by $2.4 million primarily as a result of increased sales from the thirteen stores we opened in the last twelve months and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 3.1% to $9.6 million, while sales of beverages and pastries increased by 18.0% to $13.8 million. The higher increase in beverage and pastry sales is primarily due to the increase of the stores we opened since last year, increased traffic in our existing stores and higher average sales from last year’s second quarter revamping of the bar menu that emphasizes many of our customer favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increase the availability of Peet’s coffee in grocery stores, and the slower maturation of whole bean sales in new stores. We opened six new stores during this quarter, including five in the month of June. We expect to open an additional nine to eleven stores by the end of the year. In the specialty sales segment, revenue increased $2.1 million. The increase primarily consisted of a $1.5 million increase in grocery sales, $0.3 million increase in sales to restaurants and foodservice companies, and $0.2 million increase in online and mail order sales. The growth in the grocery channel was primarily due to sales to approximately 1,000 new stores we added during the last twelve months. We also continue to experience increased volume in the existing accounts. In the restaurant and food service area, the sales increase was primarily due to the addition of selected new accounts, such as licensed locations at the Cincinnati airport and Stanford University. In online and mail order, the sales increase was primarily due to continued emphasis on retaining customers. These loyalty programs include rewarding customers who sign up for recurring deliveries with discounts.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue increased 0.2% primarily due to the shift in the sales mix from retail to specialty sales, which has a lower sales price point than our retail stores.

Within the segments, as a result of improvements in our cost allocation methods, we more accurately applied costs to the specialty segment during the quarter compared to the prior year period. The impact of the allocation from the retail segment to the specialty segment was an increase of 1.2% of specialty sales and a decrease of 0.5% of retail sales for the quarter. In the retail segment, cost of sales increases were primarily due to higher milk prices, which were approximately 20% higher over the prior year, and higher costs from new stores. New stores with lower volumes have higher occupancy and product costs as a percent of sales. However, we also benefited from higher price points generated from our revamped bar menu and better waste management of our pastries. In the specialty segment, we benefited from improvements in our grocery channel. Just as the transition from warehouse delivery to our own direct-store delivery system has improved sales in existing accounts, it has also improved our product assortment, thus lowering our coffee costs.

Operating expenses

Operating expenses as a percent of net revenue for the current quarter increased as compared to the same period last year due to the higher operating expenses from stores, partially offset by improvements in the specialty sales channels. Operating expenses from stores increased as the result of the thirteen new stores we opened in the last twelve months and increases from health insurance and workers’ compensation expenses. As new stores continue to become a larger percentage of our base, we expect operating expenses as a percent of sales to increase over prior year. Specialty sales operating expenses decreased compared to the same period last year mainly due to improved operating leverage as we increased sales.

Marketing and advertising expenses

Marketing and advertising expenses were $1.0 million, or 2.9% of net revenue, compared to $1.3 million, or 4.4% of net revenue, for the same period last year. We will continue to focus our marketing efforts primarily on new store openings and retaining existing customers in other channels. As a result, marketing spending will continue to be approximately $0.8 to $1.0 million per quarter for the balance of the year.

General and administrative expenses
General and administrative expenses in the current quarter were $1.8 million, or 5.3% of revenue compared to $1.5 million, or 5.1% for the same period last year. The $0.3 million increase was primarily due to the people and initiatives in place to support the growth of the company.

Depreciation and amortization expenses

Depreciation and amortization expenses were higher compared to the same period last year due primarily to the thirteen stores we opened during the last twelve months. As a percent of net revenue, depreciation and amortization expenses were consistent with the prior year period. We expect expenses as percent of revenue to increase slightly compared to the prior year due to the increased number of store openings during the second half of this year.

Interest income, net

We currently invest in U.S. government and agency securities. Investment income includes interest income and gains from the sale of these investments. We received $241,000 in interest income, including $44,000 tax-exempt income. The increase in income over the prior year quarter was due to the increase in cash and investments to $64.6 million from $50.2 million as of June 29, 2003, partially offset by lower interest rates.

Provision for income taxes

Our effective tax rate for the quarter was 40%. We expect our effective tax rate to remain approximately 40% for 2004.

Twenty-Six Weeks Ended June 27, 2004 Compared to Twenty-Six Weeks Ended June 29, 2003

Net revenue

Net revenue for the twenty-six weeks ended June 27, 2004 increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 15.9%, to $38.8 million and beverage and pastry sales increased 18.9%, to $27.3 million.In the retail segment, our revenue increased by $5.1 million primarily as a result of increased sales from the seventeen stores we opened in the last eighteen months and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 3.7% to $19.3 million, while sales of beverages and pastries increased by 19.5% to $26.8 million. The higher increase in beverage and pastry sales is primarily due to the stores we opened since last year, increased traffic in our existing stores, and last year’s second quarter introduction of new iced drinks and a revamped bar menu. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increase the availability of Peet’s coffee in grocery stores, and the slower maturation of whole bean sales in new stores. Year to date, we have opened seven new stores this year compared to four last year. In the specialty sales segment, revenue increased $4.6 million. The increase consisted of a $3.5 million increase in grocery sales, $0.7 million increase in sales to restaurants and foodservice companies, and $0.4 million increase in online and mail order sales. The growth in the grocery channel was primarily due to new stores we added during the last twelve months and increased volume in existing accounts. In the restaurant and food service area, the sales increase was primarily due to the addition of selected new accounts. As discussed above, in online and mail order, the sales increase was primarily due to continued emphasis on retaining customers.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue decreased 0.3% primarily due to improvement in our retail bar operations. The improvement was driven by higher price points generated from our revamped bar menu and better waste management of our pastries. The improvement at the bar was partially offset by sales mix shift to specialty sales, which has a slightly higher cost of sales than our retail stores, and higher milk costs and expenses from new stores, as discussed above.

Operating expenses

Operating expenses as a percent of net revenue increased as compared to the same period last year due to the higher operating expenses from stores, partially offset by improvements in the specialty sales channels. Operating expenses from stores increased as the result of the thirteen new stores we opened in the last twelve months, increases from health insurance and workers’ compensation expenses and investments made in store training and development programs. Specialty sales operating expenses decreased comparatively mainly because last year we incurred expenses in connection with the set-up phase of the direct-store delivery operation, as well as leverage gained from other specialty channels.
Marketing and advertising expenses

Marketing and advertising expenses were $1.9 million, or 2.8% of net revenue, compared to $2.4 million, or 4.2% of net revenue, for the same period last year. We expect our marketing spending to remain in the same range for the balance of the year.

General and administrative expenses
General and administrative expenses were $3.5 million, or 5.3% of revenue compared to $2.9 million, or 5.1% for the same period last year. The $0.6 million increase was primarily due to the people and initiatives in place to support the growth of the company.

Interest income, net

Interest income decreased compared to prior year because of lower interest rates in the first quarter of this year.

Liquidity and Capital Resources

At June 27, 2004, we had $8.9 million in cash and cash equivalents, $18.9 million in short-term investments and $36.7 million in long-term investments for a total of $64.5 million. Working capital was $29.5 million as of the end of this quarter.

Net cash provided by operations was $8.5 million during the first twenty-six weeks of 2004 compared to $5.4 million in the same prior year period. Current year operating cash flows were positively impacted by increased net income, depreciation and amortization, and the tax benefit of stock options exercised, partially offset by increases in inventory due to traditionally higher coffee purchases and increased volume and increased cash deposits required for the self-insured portion of our workers’ compensation policy.

Net cash used in investing activities was $33.0 million during the first twenty-six weeks of 2004 compared to $4.8 million in the same prior year period. Investing activities increased primarily due to additional cash and investment balances used for purchases of U.S. government and agency securities.

Net cash provided by financing activities was $3.2 million during the first twenty-six weeks of 2004. Financing activities during the period consisted primarily of the exercise of stock options and sales of our common stock to our employees through our employee stock purchase plan. In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, of which approximately 10,000 shares were purchased and retired during the quarter.

We have a credit facility with General Electric Capital Corporation that provides for a revolving line of credit of $15.0 million that expires in 2005. At June 27, 2004, there was no outstanding balance and $14.9 million available under the revolving line of credit after other senior funded debt of $0.1 million, consisting of capital leases.

Our 2004 capital requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system and continued improvement of our data processing capabilities. During the first twenty-six weeks of 2004, we spent $5.8 million, of which $3.3 was spent on new stores. Our remaining 2004 capital expenditures are expected to be between $8.0 and $9.0 million. We expect to spend approximately $4.4 million for the opening of new retail stores scheduled for the balance of the year and for new stores in progress for 2005. We expect to use approximately $1.2 million to purchase new packaging and roasting equipment, $1.5 million in equipment and support for the grocery channel and licensed locations, and $1.5 million for the remodeling of existing stores, and information technology enhancements.

We are exploring capacity and office space needs as we continue to grow our business. The lease for our corporate office and plant facilities expires in 2005 and we have an option to extend the lease for an additional ten years. We believe that in 2005 we will need additional production and office space that will exceed our current facilities. We are in the process of exploring alternatives including but not limited to extending the existing lease and leasing additional production, warehouse, and office space.

For the next twelve months, we expect our cash flows from operations and cash and investments to be sufficient for our operating and capital requirements, our share purchase program, and our contractual obligations as they come due. Other business opportunities or store expansion rates substantially in excess of those presently planned may require outside funding.

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

Our coffee hedging strategy is intended to limit the cost exposure of the main commodity used in our business, green coffee beans. In the past, we have used fixed-price purchase commitments, coffee futures, and coffee futures options to manage coffee supply and price risk. Currently, we utilize only fixed-price purchase commitments and have no coffee futures or futures options.

As of June 27, 2004, we had approximately $21.2 million in open fixed-priced purchase commitments with delivery dates ranging from July 2004 through July 2007. Those commitments, combined with our current inventory, cover 100% of our inventory needs for the remainder of the year. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

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

As of June 27, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 25, 2003 and March 7, 2003, two lawsuits were filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. Each was filed in Superior Court of the State of California, County of Orange, and sought class action certification. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. On March 4, 2004, the Superior Court granted preliminary approval of a settlement of the suits and conditional certification of the class for settlement purposes. Subject to the court’s final approval, we expect to pay the claims during the second half of 2004 and believe our remaining reserve of $2.3 million is adequate to cover all claims, attorneys’ fees and costs.

In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 3 – May 30, 2004	9,484	$21.89	9,484	990,516
Total	9,484	$21.89	9,484	990,516

The Company announced its plan to purchase shares on February 12, 2004 on Form 8K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders of the Company was held on May 26, 2004. The two persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2007 and until their successors are elected and qualified. There were 12,297,718 votes cast in the election of directors. The voting regarding each nominee was as follows: Christopher P. Mottern (for: 11,925,361 / withheld: 372,357); and Jean-Michel Valette (for: 12,094,279 / withheld: 203,439). The following directors' term of office as a director continued after the meeting: Gerald Baldwin, Hilary Billings, Gordon Bowker, H. William Jesse, Jr, Patrick O'Dea.

Further, the selection of Deloitte & Touche LLP as independent auditors for the fiscal year was ratified. The matter was approved with 12,258,458 votes for, 36,753 votes withheld, and 2,507 votes abstained.

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

b.   Reports on Form 8-K
Current Report on Form 8-K filed on April 28, 2004 to furnish under Item 12 a press release dated April 28, 2004.

                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEET’S COFFEE & TEA, INC.
Date: August 5, 2004	By: /s/ Thomas Cawley Thomas Cawley Vice President, Chief Financial Officer, and Secretary

