Form 10-Q
period 2004-09-26
PEETS COFFEE & TEA INC
filed 2004-11-05
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	13,376,306
(Class)	(Outstanding at November 2, 2004)

	PEET'S COFFEE & TEA, INC.
	INDEX

PART I	Financial Information

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16

PART II	Other Information

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16
	Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	September 26,	December 28,
	2004	2003

ASSETS

Current Assets
Cash and cash equivalents	$3,797	$30,263
Short-term investments	11,967	12,328
Accounts receivable	3,732	3,115
Income tax receivable	-	340
Inventories	14,882	10,720
Prepaid expenses and other	2,142	2,111
Total current assets	36,520	58,877

Property and equipment, net	38,017	32,322
Intangible and other assets, net	3,675	2,684
Long-term U.S. Government and Agency Securities	40,285	16,572

Total assets	$118,497	$110,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,204	$4,770
Accrued compensation and benefits	3,932	4,157
Accrued litigation expense	127	2,343
Other accrued liabilities	4,017	3,122
Total current liabilities	13,280	14,392

Deferred lease credits and other long-term liabilities	1,344	829

Total liabilities	14,624	15,221

Shareholders' equity
Common Stock, no par value; authorized 50,000,000 shares; issued and outstanding 13,353,000 and 12,983,000	90,955	87,808
Accumulated other comprehensive income (loss), net of tax	(78)	23
Retained earnings	12,996	7,403

Total shareholders' equity	103,873	95,234

Total liabilities and shareholders' equity	$118,497	$110,455

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Retail stores	$23,917	$20,706	$70,063	$61,794
Specialty sales	10,549	8,127	30,550	23,517
Net revenue	34,466	28,833	100,613	85,311

Operating expenses:
Cost of sales and related occupancy expenses	16,143	13,308	46,355	39,297
Operating expenses	11,903	9,426	34,260	28,183
Marketing and advertising expenses	762	958	2,613	3,357
General and administrative expenses	1,221	4,860	4,724	7,722
Depreciation and amortization expenses	1,487	1,228	4,166	3,547

Total operating costs and expenses	31,516	29,780	92,118	82,106

Income (loss) from operations	2,950	(947)	8,495	3,205

Investment income, net	(227)	(499)	(655)	(972)

Income (loss) before income taxes	3,177	(448)	9,150	4,177

Income tax provision (benefit)	1,168	(125)	3,557	1,679

Net income (loss)	$2,009	$(323)	$5,593	$2,498

Net income (loss) per share:
Basic	$0.15	$(0.03)	$0.42	$0.20
Diluted	$0.14	$(0.03)	$0.40	$0.19

Shares used in calculation of net income (loss) per share:
Basic	13,420	12,778	13,269	12,472
Diluted	14,115	12,778	13,915	13,155

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Thirty-nine weeks ended
	September 26,	September 28,
	2004	2003

Cash flows from operating activities:
Net income	$5,593	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,983	4,199
Tax benefit from exercise of stock options and amortization of discounted stock options	2,843	3,118
Other	188	(1,647)
Changes in other assets and liabilities:
Receivables	(277)	196
Inventories	(4,162)	(2,051)
Prepaid expenses and other current assets	(31)	(537)
Other assets	(1,066)	189
Accounts payable and accrued liabilities	(1,109)	1,338
Deferred lease credits and other long-term liabilities	525	-

Net cash provided by operating activities	7,487	7,303

Cash flows from investing activities:
Purchases of property and equipment	(10,576)	(7,979)
Proceeds from sale of property and equipment	9	3
Proceeds from sale (purchases) of investments, net	(23,687)	3,045

Net cash used in investing activities	(34,254)	(4,931)

Cash flows from financing activities:
Repayments of debt	(3)	(357)
Purchase of common stock	(4,631)	-
Net proceeds from issuance of common stock	4,935	5,488

Net cash provided by financing activities	301	5,131

Change in cash and cash equivalents	(26,466)	7,503

Cash and cash equivalents, beginning of period	30,263	19,672

Cash and cash equivalents, end of period	$3,797	$27,175

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company”) for the thirteen and thirty-nine weeks ended September 26, 2004 and September 28, 2003 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements have been prepared using the same accounting policies and methods of computation and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the thirteen and thirty-nine weeks ended September 26, 2004 are not necessarily indicative of the results expected for the full year.

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
	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Net income (loss) - as reported	$2,009	$(323)	$5,593	$2,498
Stock-based employee compensation included in reported net income (loss), net of tax	15	70	46	93
Stock-based compensation expense determined under fair value based method, net of tax	(955)	(826)	(3,333)	(2,816)
Net income (loss) - pro forma	$1,069	$(1,079)	$2,306	$(225)

Basic net income (loss) per share - as reported	$0.15	$(0.03)	$0.42	$0.20
Basic net income (loss) per share - pro forma	$0.08	$(0.08)	$0.17	$(0.02)

Diluted net income (loss) per share - as reported	$0.14	$(0.03)	$0.40	$0.19
Diluted net income (loss) per share - pro forma	$0.08	$(0.08)	$0.17	$(0.02)

The Company uses the Black-Scholes option-pricing model for determining the fair value of options, which requires the input of certain estimates that may affect the determination of fair value. The existing model may not necessarily provide a reliable single measure of the value of its stock options. Management will continue to evaluate alternative methodologies that may more appropriately reflect pro forma compensation expense. During the thirty-nine week period ended September 26, 2004, the Company corrected certain computational items, resulting in a decrease to pro forma net income as reported of $42,000 and $82,000 for the thirteen and thirty-nine weeks ended September 28, 2003, respectively.

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options Granted for the Period Ended
	September 26,	September 28,
	2004	2003

Expected dividend rate	0.00%	0.00%
Expected volatility
- Options	44.17%	52.01%
- ESPP awards	52.33%	53.34%
Risk free interest rate
- Options	3.97%	1.94%
- ESPP awards	1.33%	1.25%
Expected lives (years)
- Options	5.21	4.97
- ESPP awards	1.34	1.00

Comprehensive Income

For the thirteen week period ended September 26, 2004 and September 28, 2003, comprehensive income (loss) was $2,113,000 and ($520,000), respectively. For the thirty-nine week period ended September 26, 2004 and September 28, 2003, comprehensive income (loss) was $5,492,000 and $2,269,000, respectively. Comprehensive income consists of net income, the effect of accounting for hedges under SFAS No. 133, and net unrealized gains on investments.

Net Income per Share

The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Basic weighted average shares outstanding	13,420	12,778	13,269	12,472
Incremental shares from assumed exercise of stock options	695	-	646	683
Diluted weighted average shares outstanding	14,115	12,778	13,915	13,155

The number of incremental shares from the assumed exercise of stock options was calculated applying the treasury stock method.

For the thirteen week period ended September 26, 2004 and September 28, 2003, there were no options with an exercise price greater than the average market price of common shares, and 211,495 and 98,663 for the thirty-nine week period ended September 26, 2004 and September 28, 2003, respectively, that were not included in the computation of diluted earnings per share.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The implementation of this guidance has been delayed pending the resolution of certain implementation issues and the expected issuance of a FASB Staff Position on this matter in December 2004. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

3.     INVESTMENTS

The Company’s investment balances include U.S. government, municipal, and agency securities with both short and long-term maturities, including those with maturities less than 90 days, classified as available for sale. Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to maturity.

4.     INVENTORIES

The Company’s inventories consist of the following:
	September 26,	December 28,
	2004	2003
Raw materials	$9,733	$6,144
Finished goods	5,149	4,576
Total	$14,882	$10,720

5.  SHARE PURCHASE

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock. During the thirteen weeks ended September 26, 2004, the Company purchased and retired 198,648 shares of common stock at an average price of $22.23, in accordance with the share purchase program. As of September 26, 2004, the Company purchased a total of 208,133 shares at an average price of $22.21.

6.    LEGAL PROCEEDINGS

During the thirteen weeks ended September 26, 2004, the Company substantially completed the payout pursuant to a settlement approved by the Superior Court of the State of California, County of Orange, related to the two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. Based on the final settlement, fees and costs incurred, the Company reduced general and administrative expenses by $548,000 for the thirteen and thirty-nine weeks ended September 26, 2004.

In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

7.     SEGMENT INFORMATION

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of online and mail order sales of whole bean coffee shipped directly to the consumer and whole bean coffee sales to grocery, foodservice and office coffee accounts.

The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

		Specialty
	Retail	Sales	Unallocated	Total
Thirteen weeks ended September 26, 2004:
Net revenue	$23,917	$10,549		$34,466
Cost of sales and occupancy	11,095	5,048		16,143
Operating expenses	9,672	2,231		11,903
Depreciation and amortization	1,065	270	$152	1,487
Segment operating income (loss)	2,085	3,001	(2,136)	2,950
Investment income, net			227	227
Income before income taxes				3,177
Total assets	27,079	8,169	83,249	118,497
Capital expenditures	3,332	964	478	4,774

Thirteen weeks ended September 28, 2003:
Net revenue	$20,706	$8,127		$28,833
Cost of sales and occupancy	9,525	3,783		13,308
Operating expenses	7,420	2,006		9,426
Depreciation and amortization	849	239	$140	1,228
Segment operating income (loss)	2,861	2,100	(5,908)	(947)
Investment income, net			499	499
Loss before income taxes				(448)
Total assets	20,959	7,156	78,737	106,852
Capital expenditures	459	953	765	2,177

Thirty-nine weeks ended September 26, 2004:
Net revenue	$70,063	$30,550		$100,613
Cost of sales and occupancy	31,598	14,757		46,355
Operating expenses	27,354	6,906		34,260
Depreciation and amortization	2,945	779	$442	4,166
Segment operating income (loss)	8,165	8,108	(7,778)	8,495
Investment income, net			655	655
Income before income taxes				9,150
Total assets	27,079	8,169	83,249	118,497
Capital expenditures	7,712	1,365	1,499	10,576

Thirty-nine weeks ended September 28, 2003:
Net revenue	$61,794	$23,517		$85,311
Cost of sales and occupancy	28,112	11,185		39,297
Operating expenses	22,015	6,168		28,183
Depreciation and amortization	2,486	694	$367	3,547
Segment operating income (loss)	9,017	5,471	(11,283)	3,205
Investment income, net			972	972
Income before income taxes				4,177
Total assets	20,959	7,156	78,737	106,852
Capital expenditures	4,839	1,354	1,786	7,979

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue, “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of business strategies and plans for expansion, competition, general economic conditions, economic or political instability related to potential terrorist attacks, the popularity of specialty coffee due to consumer trends, labor relations, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended December 28, 2003. Forward-looking statements speak only as of the date of this report.

COMPANY OVERVIEW AND INDUSTRY OUTLOOK

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution.  Founded in Berkeley, California in 1966, Peet's has established a loyal customer base with strong brand awareness in California.  Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution.  Our current expansion strategy is focused in the western United States, where we have more physical presence and higher customer awareness.

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

Our coffee and related items are sold through two segments as defined under Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures About Segment of Enterprise and Related Information.”  These segments are Company-operated retail outlets and specialty sales, consisting of home delivery (on-line and mail order), grocery, food service and office.  We evaluate segment performance primarily based on revenue and segment operating income.

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

Our accounting policies are more fully described in Note 2 in the “Notes to the Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended December 28, 2003. These accounting policies are applied consistently for all years presented. We have identified the following critical accounting policies:

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

•Intangibles and other assets. During 2002, we entered into a contractual agreement with Safeway Inc., a national grocery chain, to sell Peet's coffee through its grocery stores. We began shipping during the third quarter of 2002. The agreement included an upfront payment to Safeway Inc. that we recorded in intangibles and other assets and amortized as a reduction of revenue based upon estimated sales during the contract period. As of September 26, 2004, the asset has been completely amortized.

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

•Accrued workers’ compensation. In March 2002, we modified our workers’ compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability of $1.5 million recorded as of September 26, 2004 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

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

•Stock-Based Compensation. The Company has chosen to account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Information about the impact on our operating results of using the alternative of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” is included in Note 2 elsewhere in this report.

.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.
	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.9	46.1	46.1	46.1
Operating expenses	34.5	32.7	34.1	33.0
Marketing and advertising expenses	2.2	3.3	2.6	3.9
General and administrative expenses	3.5	16.9	4.7	9.1
Depreciation and amortization expenses	4.3	4.2	4.1	4.1
Income (loss) from operations	8.6	(3.2)	8.4	3.8
Investment income, net	0.6	(1.7)	(0.7)	(1.1)
Income (loss) before income taxes	9.2	(1.5)	9.1	4.9
Income tax provision (benefit)	3.4	(0.4)	3.5	2.0
Net income (loss)	5.8%	(1.1)%	5.6%	2.9%

Percent of net revenue by business segment:
Retail stores	69.4%	71.8%	69.6%	72.4%
Specialty sales	30.6%	28.2%	30.4%	27.6%

Percent of net revenue by business category:
Whole bean coffee and related products	57.1%	57.8%	58.1%	58.8%
Beverages and pastries	42.9%	42.2%	41.9%	41.2%

Cost of sales and related occupancy expenses:
Retail stores	46.4%	46.0%	45.1%	45.5%
Specialty sales	47.9%	46.5%	48.3%	47.6%

Operating expenses:
Retail stores	40.4%	35.8%	39.0%	35.6%
Specialty sales	21.1%	24.7%	22.6%	26.2%

Percent increase (decrease) from prior year:
Net revenue	19.5%		17.9%
Retail stores	15.5		13.4
Specialty sales	29.8		29.9
Cost of sales and related occupancy expenses	21.3		18.0
Operating expenses	26.3		21.6
Marketing and advertising expenses	(20.5)		(22.2)
General and administrative expenses	(74.9)		(38.8)
Depreciation and amortization expenses	21.1		17.5

Selected operating data:
Number of retail stores in operation:
Beginning of the period	82	69	75	65
Store openings	5	3	12	7
End of period	87	72	87	72

Thirteen Weeks Ended September 26, 2004 Compared to Thirteen Weeks Ended September 28, 2003

Net revenue

Net revenue for the thirteen weeks ended September 26, 2004 increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 18.1%, to $19.7 million, mostly due to specialty sales, while beverage and pastry sales increased 21.5%, to $14.8 million.
In the retail segment, our revenue increased by $3.2 million primarily as a result of increased sales from the 15 stores we opened in the last twelve months and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 6.8%, to $9.4 million, while sales of beverages and pastries increased by 22.0%, to $14.5 million. The higher increase in beverage and pastry sales was primarily caused by sales at the stores we opened since last year and increased traffic in our existing stores. The slower growth in whole bean and related products was due to the increased availability of Peet’s coffee in grocery stores and the slower maturation of whole bean sales in new stores. We opened five new stores during this quarter, including four in the month of September. We opened one store in October and expect to open an additional three to four stores by the end of the year. In the specialty sales segment, revenue increased $2.4 million. The increase primarily consisted of a $1.5 million increase in grocery sales, a $0.5 million increase in sales to restaurants and foodservice companies, and a $0.3 million increase in home delivery sales. The growth in the grocery channel was primarily due to the increased number of grocery stores selling our products to approximately 3,500. We also continue to experience increased volume in our existing accounts as we promote special and limited coffees. In the restaurant and food service area, the sales increase was primarily due to the addition of selected new accounts, such as new licensed locations at the San Francisco International Airport (“SFO”), and the new Omni Hotel in Orlando (“Omni”). In home delivery, the sales increase was primarily due to continued emphasis on retaining customers. These loyalty programs include rewarding customers who sign-up for subscription deliveries with earned dividends for future purchases.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue increased 0.8% primarily due to higher costs from new stores and a change in mix in the specialty channels. The increases were partially offset by cost improvements in our existing stores.

In the retail segment, cost of sales increases were primarily due to more new stores that with lower volumes have higher occupancy and product costs as a percent of sales. The increase was partially offset by better waste management of our pastries and lower shipping costs. In the specialty segment, cost of sales as a percent of net revenue increased as a result of higher sales growth from foodservice channels and higher shipping costs in our home delivery channel. In the foodservice channel, cost of sales as a percent of net revenue was higher due to the rollout of the new licensed locations at SFO and Omni. Initial orders to these locations include more merchandise and supplies that have lower margins.

Operating expenses

Operating expenses as a percent of net revenue for the current quarter increased as compared to the same period last year due to the higher operating expenses from stores, partially offset by improvements in the specialty sales channels. Operating expenses from stores increased as the result of the 15 new stores we opened in the last twelve months, maintenance and repairs in our existing stores, and workers’ compensation expenses. Specialty sales operating expenses decreased compared to the same period last year as we continued to leverage the higher sales growth on a more fixed cost operating structure.

Marketing and advertising expenses

Marketing and advertising expenses were $0.8 million, or 2.2% of net revenue, compared to $1.0 million, or 3.3% of net revenue, for the same period last year. We will continue to focus our marketing efforts primarily on new store openings and retaining existing customers in other channels.

General and administrative expenses

General and administrative expenses in the current quarter were $1.2 million, or 3.5% of revenue, compared to $4.9 million, or 16.9% for the same period last year. The decrease of $3.7 million included $3.4 million related to the wage and hour lawsuit and severance charges recorded last year, $0.5 million for the credit recorded this quarter based on the final settlement, offset by $0.2 million of spending growth. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements.

Depreciation and amortization expenses

Depreciation and amortization expenses were higher compared to the same period last year due primarily to the 15 stores we opened during the last twelve months. As a percent of net revenue, depreciation and amortization expenses were mostly consistent with the prior year period.

Investment income, net

We currently invest in U.S. government, municipal, and agency securities. Investment income includes interest income and gains from the sale of these investments. We earned $0.2 million in interest income, compared to $0.5 million in interest income and gains last year. The decrease was primarily due to a $0.3 million investment gain recorded last year when we sold certain securities.

Provision for income taxes

We have revised our full year effective tax rate to 38.9%, resulting in an adjusted tax rate of 36.8% recorded in the thirteen weeks ended September 26, 2004. The revision was due primarily to two factors: 1) the allocation of a significant portion of our investment portfolio into tax-free instruments and 2) our recent election not to take advantage of accelerated depreciation on certain assets. Foregoing this election will allow us to use expiring charitable contribution deductions and retain the future tax benefit of the acquired assets.

Thirty-nine Weeks Ended September 26, 2004 Compared to Thirty-nine Weeks Ended September 28, 2003

Net revenue

Net revenue for the thirty-nine weeks ended September 26, 2004 increased versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 16.6%, to $58.5 million, and beverage and pastry sales increased 19.8%, to $42.1 million.In the retail segment, our revenue increased by $8.3 million primarily as a result of increased sales from the 22 stores we opened in the last twenty-one months and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 4.7%, to $28.7 million, while sales of beverages and pastries increased by 20.3%, to $41.3 million. The higher increase in beverage and pastry sales is primarily due to additional stores, increased traffic in our existing stores, and our introduction of new iced drinks and a revamped bar menu mid-last year. The slower growth in whole bean and related products was due to the cannibalization of bean sales in retail stores from grocery, and the slower maturation of whole bean sales in new stores. Year to date, we have opened 12 new stores compared to seven last year. In the specialty sales segment, revenue increased $7.0 million. The increase consisted of a $4.9 million increase in grocery sales, a $1.2 million increase in sales to restaurants and foodservice companies, and a $0.8 million increase in home delivery sales. The growth in the grocery channel was primarily due to new grocery accounts we added during the last twelve months and increased volume in existing accounts. In the restaurant and food service area, the sales increase was primarily due to the addition of selected new accounts. As discussed above, the home delivery sales increase was primarily due to continued emphasis on increasing the purchase frequency of our existing customer base.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue was consistent with prior year at 46.1%. Improvement at our retail stores was offset by a higher sales mix from specialty sales, which has slightly lower margins. Within retail, the improvement at stores was primarily due to higher price points generated from our revamped bar menu and better waste management of our pastries. This improvement was partially offset by higher milk costs and expenses from new stores. Within specialty sales, cost of sales as a percent of sales decreased because of sales mix changes within the segment.

Operating expenses

Operating expenses as a percent of net revenue for the current period increased compared to the same period last year due to the higher operating expenses from stores, partially offset by improvements in the specialty sales channels. Operating expenses from stores increased as a result of the 22 new stores we opened in the last twenty-one months, maintenance and improvements in our existing stores, workers’ compensation expenses and investments made in store training and development programs. Specialty sales operating expenses decreased comparatively mainly because last year we incurred expenses in connection with the set-up phase of the direct-store delivery operation, as well as leverage gained from other specialty channels.

Marketing and advertising expenses

Marketing and advertising expenses were $2.6 million, or 2.6% of net revenue, compared to $3.4 million, or 3.9% of net revenue, for the same period last year.

General and administrative expenses

General and administrative expenses were $4.7 million, or 4.7% of revenue, compared to $7.7 million, or 9.1%, for the same period last year. The decrease of $3.0 million included $3.4 million related to the wage and hour lawsuit and severance charges recorded last year, $0.5 million for the credit recorded this quarter based on the final settlement, offset by $0.9 million of spending growth. This $0.9 million increase from prior year was primarily due to the people and initiatives in place to support the growth of the company.

Investment income, net

Investment income decreased compared to prior year primarily because of the $0.3 million investment gains in the prior year.

Provision for income taxes

As discussed above, we revised our expected full year and year to date effective tax rate to 38.9%.

Liquidity and Capital Resources

At September 26, 2004, we had $3.8 million in cash and cash equivalents, $12.0 million in short-term investments and $40.3 million in long-term investments for a total of $56.1 million. Working capital was $23.2 million as of the end of this quarter.

Net cash provided by operations was $7.5 million during the first thirty-nine weeks of 2004 compared to $7.3 million in the same prior year period. Current year operating cash flows were positively impacted by increased net income and depreciation and amortization compared to the same period last year, mostly offset by increases in inventory due to increased volume and seasonally higher coffee purchases and increased cash deposits required for the self-insured portion of our workers’ compensation policy.

Net cash used in investing activities was $34.3 million during the first thirty-nine weeks of 2004 compared to $4.9 million in the same prior year period. Investing activities primarily relate to the purchases of U.S. government, municipal, and agency securities in addition to purchases of property and equipment.

Net cash provided by financing activities was $0.3 million during the first thirty-nine weeks of 2004. Financing activities during the period consisted primarily of the exercise of stock options and sales of our common stock to our employees through our employee stock purchase plan and the purchase of 208,133 shares of the Company’s common stock.

We have a credit facility with General Electric Capital Corporation that provides for a revolving line of credit of $15.0 million that expires in 2005. At September 26, 2004, there was no outstanding balance and $14.9 million available under the revolving line of credit after other senior funded debt of $0.1 million, consisting of capital leases.

Our 2004 capital requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, upgrade of our packaging system and continued improvement of our data processing capabilities. During the first thirty-nine weeks of 2004, we spent $10.6 million, of which $5.8 was spent on new stores. Our remaining 2004 capital expenditures are expected to be approximately $3.4 million. We expect to spend approximately $1.4 million for the construction of new retail stores scheduled to open during balance of the year and for new stores in progress for 2005. We expect to use approximately $0.8 million to purchase new packaging and roasting equipment, $0.5 million in equipment and support for the grocery channel and licensed locations, and $0.7 million for the remodeling of existing stores, and information technology enhancements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in money market accounts, short-term investments and long-term U.S. government, municipal, and agency securities. These financial instruments are all subject to fluctuations of daily interest rates. Therefore our investment portfolio is exposed to market risk from these changes.

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

As of September 26, 2004, we had approximately $22.3 million in open fixed-priced purchase commitments with delivery dates ranging from October 2004 through July 2007. Those commitments, combined with our current inventory, cover 100% of our inventory needs for the remainder of the year. We believe, based on relationships established with our suppliers in the past that the risk of non-delivery on such purchase commitments is remote.

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

As of September 26, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

During the thirteen weeks ended September 26, 2004, the Company substantially completed the payout pursuant to a settlement approved by the Superior Court of the State of California, County of Orange, related to the two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet's Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet's Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These suits were filed by one former and one current store manager alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. Based on the final settlement, fees and costs incurred, the Company reduced general and administrative expenses by $548,000 for the thirteen and thirty-nine weeks ended September 26, 2004.

In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during the third quarter of 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 2 - August 29, 2004	84,599	$21.81	84,599	905,917
August 30 - September 26, 2004	114,050	$22.53	114,050	791,867
Total	198,649	$22.23	198,649	791,867

The Company announced its plan to purchase shares on February 12, 2004 on Form 8-K. As of September 26, 2004, and the Company has purchased 208,133 shares.

ITEM 6.     EXHIBITS

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

PEET’S COFFEE & TEA, INC.
Date: November 4, 2004	By: /s/ Thomas Cawley Thomas Cawley Vice President, Chief Financial Officer, and Secretary

