Form 10-K
period 2005-01-02
PEETS COFFEE & TEA INC
filed 2005-03-18
CIK 917968

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-32233

PEET’S COFFEE & TEA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Washington	91-0863396
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Park Avenue

Emeryville, California 94608-3520

(Address of Principal Executive Offices)(Zip Code)

(510) 594-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price and shares of the Common Stock outstanding on June 27, 2004 (the registrant’s most recently completed second quarter) and February 25, 2005, as reported by the Nasdaq National Market, was $325,644,860 and $334,567,287, respectively. Shares of Common Stock held by each officer, director and each person known to the Company to hold 10% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 25, 2005, 13,567,287 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2005 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended January 2, 2005, are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business” and elsewhere in this report include forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

•	Implementing our business strategy;

•	Attracting and retaining customers;

•	Obtaining and expanding our market presence in new geographic regions;

•	The cost and availability of high quality Arabica coffee beans;

•	Consumers’ tastes and preferences; and

•	Competition in our market.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under the caption “Risk Factors” and elsewhere in this report. Forward-looking statements speak only as of the date of this report.

PART I

Item 1.	Business

Peet’s Coffee & Tea (“Peet’s” or the “Company”) is a specialty coffee roaster and marketer of fresh roasted whole bean coffee. We sell our coffee under strict freshness standards through multiple channels of distribution including grocery stores, home delivery, office, restaurant and food service accounts and company-owned and operated stores in seven states.

We believe that roasted coffee is a perishable product and we pursue distribution channels that are consistent with our strict freshness standards. For instance, our distribution to grocery stores emphasizes the use of a direct store delivery (“DSD”) system where our employees or agents deliver fresh goods to our grocery partners. We roast to order and ship coffee directly from our roasting facility to our home delivery customers. Our goal is to ensure that customers receive coffee within days of roasting.

Over the past eight years, we have expanded from a retailer that operates its own outlets to a premium coffee brand available through multiple channels of distribution. We signed our first office coffee distribution agreement in 1997 and have since added a number of restaurants, food service accounts and office coffee distributors in select markets. We added online ordering capability to our website in 1997 to complement our existing mail order home delivery business and have since invested in marketing programs designed to support our home delivery channel. In 1998, we initiated a strategic expansion into specialty grocery and gourmet food stores. During the last three years, this expansion was further developed to include distribution to mainstream grocers as we expanded our grocery accounts from 130 to over 3,500 stores. We believe our expansion strategy emphasizes disciplined growth and enhancement of our brand’s image and quality reputation. We operate our business through two reportable segments: retail and specialty sales. See Note 13, “Segment Information” to the “Notes to Consolidated Financial Statements” included elsewhere in this report.

Our website is located at www.peets.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website at http://peets.com as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). The Company was organized as a Washington corporation in 1971.

Company Retail Stores

At year-end, we operated 92 retail stores in seven states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions to lend their expertise on such topics as coffee knowledge, home brewing and preparation of our coffees and teas. Upon order, beans are scooped and ground to the customer’s specific requirements. Our beverage counter features coffee based beverages that promote the sale of whole bean coffee with a standard rotation of freshly brewed coffee from each category of coffees we sell. To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso based drink is made to order using freshly pulled shots of espresso and freshly steamed milk. See “Item 2. Properties” for further discussion about our retail stores.

Specialty Sales

Grocery

In addition to sales through our retail stores, we have expanded the availability of our products through a network of grocery stores, including Safeway, Albertson’s, Ralph’s and Whole Foods Market. To support this expansion, we have developed a DSD sales and distribution system. Peet’s DSD route sales representatives deliver to their stores weekly, properly shelve the product, resolve pricing discrepancies, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships. We currently have 111 DSD route sales representatives, of which approximately 33 are full-time Peet’s employees, to continue to support the expansion into new grocery accounts in the western United States and our existing grocery stores.

Home Delivery

In the home delivery channel, we have a dedicated website and customer service representatives that provide points of contact to our customers for coffee ordering and coffee knowledge. Our website, peets.com, features an Express Buy function for registered customers for speed and ease, special coffee and tea programs and a coffee and tea selector to assist the customer in choosing a product based upon certain characteristics. Peets.com also features a proprietary tool that allows customers to manage the timing and delivery of their recurring orders. In 2004, we implemented our Peetnik Loyalty Program to reward our most loyal home delivery customers who maintain regular, ongoing deliveries of coffee or tea. This program has proven to be successful in growing our home delivery business online by engaging our most loyal customers to establish regular deliveries of fresh roasted coffee or tea. In addition to our website, we have a team of mail order customer service representatives who assist customers in placing customer orders, choosing a gift item, providing product information and resolving customer issues. Customer service representatives are regularly trained on Peet’s product offerings through weekly coffee and tea tastings.

Food Service and Office

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

Our Coffee

Coffee Beans

Coffee is an agricultural crop that undergoes price fluctuation and quality differences depending on weather, economic and political conditions in coffee producing countries. We purchase only Arabica coffee beans, which are considered superior to beans traded in the commodity market. Thus, the Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Our access to high quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. We believe that, as a result of our reputation that has been built over 39 years, we have access to some of the highest quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. We typically carry approximately $5 million to $10 million worth of green coffee beans in our inventory. We mitigate the risks associated with fluctuations in coffee prices by entering into fixed price commitments and in the past, hedging agreements, for a portion of our green coffee bean requirements.

Our Roasting Method

Our roasting method was first developed by Alfred Peet and further honed by our talented and skilled roasting personnel who make a long-term commitment to our artisan craft. We roast by hand in small batches, and we rely on the skills and training of each roaster to maximize the flavor and potential in our beans. Our roasters undergo a two year apprenticeship program to learn our roasting method and to gain the skills necessary to roast coffee at Peet’s.

Coffee Types and Blends

Beyond sourcing and roasting, we have developed a reputation for expert coffee blending. Our blends, such as Major Dickason’s Blend®, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 32 types of coffee as regular menu items. Included in this figure are approximately 21 blends with the balance being single origin coffees from countries such as Colombia, Guatemala, Sumatra and Kenya. We also offer a line of high-end reserve coffees including JR Reserve Blend® and Kona, and we have also featured seasonal reserve coffees such as Jamaica Blue Mountain and Aged Sulawesi Peaberry. We are active in seeking, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year, including our Anniversary Blend and Holiday Blend.

Tea, Food and Merchandise

Peet’s offers a line of hand selected whole leaf and bagged tea. Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Emeryville. We offer a limited line of specialty food items, such as jellies, jams and candies. These products are carefully selected for quality and uniqueness.

Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware. We do not emphasize these items, but we carry them in retail stores and offer them through home delivery as a means to reinforce our commitment to properly home-brewed coffee and tea.

Competitive Positioning

The specialty coffee market can be characterized as highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffé, Millstone (Procter

& Gamble), Seattle’s Best (Starbucks) and Starbucks. There are numerous smaller, regional brands that also compete in this category. Premium coffee brands may serve as substitutes for our whole bean coffee and we also compete indirectly against all other coffee brands on the market.

In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, numerous convenience stores, restaurants, coffee shops and street vendors.

We believe that our customers choose among specialty coffee brands based upon quality, variety, convenience, and to a lesser extent, price. Although consumers may differentiate coffee brands based on freshness (as an element of coffee quality), to our knowledge, few significant competitors focus on product freshness and roast-dating in the same manner as Peet’s. We believe that our market share in the specialty category is based on a solidly differentiated position built on our freshness standards and artisan-roasting style. Because of the fragmented nature of the specialty coffee market, we cannot accurately estimate our market share. However, many of our existing competitors have significantly greater financial, marketing and operating resources.

Our roasted coffee is priced in tiers. Our regular menu coffees are currently priced within a range of $9.95 to $17.95 per pound. Our line of high-end reserve coffees, which we introduced in 2001, are priced between $49.90 and $79.90 per pound. In October 2004, we increased our prices on a selection of our regular menu coffees. This price increase was the first in four years and was due to rising operating costs in widespread areas of our business ranging from energy to healthcare. Despite operational improvements to offset rising costs, we found it necessary to raise some prices in order to continue our unyielding commitment to deliver products of uncompromising quality. We believe our higher quality and freshness standards allow us to charge a higher price for our coffee products.

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea®, peets.com®, Blend 101®, Espresso Forte®, Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Maduro Blend®, Major Dickason’s Blend®, Pride of the Port®, Pumphrey’s Blend®, Sierra Dorada Blend®, Summer House®, Snow Leopard®, Top Blend® and Vine Street Blend®. We also have registered trademarks on our stylized logo.

We own registered trademarks for our name and logo in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Japan, Paraguay, Singapore, South Korea, Taiwan and Thailand. We have filed additional applications for trademark protection in the Philippines. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet’s and our roasting process.

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

Information Systems

The information systems installed at Peet’s are used to manage our operations and increase the productivity of our workforce. We believe our advanced point-of-sale system increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. Our registers have touch screen components and full point-of-sale capability. In 2002, we implemented a Peet’s cash card in our retail stores and website that will, in the future, allow us to implement additional customer loyalty programs. In 2002, during the rollout of our direct store delivery system in the grocery channel, we implemented a grocery order entry and invoice system with handheld capability that allows our route sales representatives to provide service and information on the spot. In 2003, we implemented business intelligence software to better support and analyze our business in all channels. In 2004 we deployed an integrated labor and scheduling system in our retail stores to improve productivity and customer service.

Our website, www.peets.com, is hosted at our corporate headquarters in Emeryville, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our website is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and the United States Postal Service. Our website contains several customer-centered functions such as Express Buy (which stores customer-specific lists of favorite coffee and other items), multiple “ship-to” capability on a single bill, extensive coffee search and product matching, and a special tool that allows customers to manage the timing and shipment of their coffee and tea orders. Website and call center system functionality are designed to accommodate the need for customers to place repeat orders or automatic orders delivered on a pre-set schedule. We designed our website to provide fast, easy and effective operation when navigating and shopping on our website. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

Employees

As of February 25, 2005, we employ a workforce of 2,127 people, approximately 389 of whom are considered full-time employees. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week and have worked with us for a minimum time period. We continue to offer competitive benefits packages to attract and retain valuable employees.

Government Regulation

Our coffee roasting operations and our retail stores are subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then:

•	The opening of new retail locations could be delayed;

•	The operation of existing retail locations or our coffee roasting operations could be interrupted; or

•	Our product offerings could be limited.

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of February 25, 2005.

Name	Age	Position
Patrick J. O’Dea	43	Chief Executive Officer, President and Director
Thomas P. Cawley	44	Chief Financial Officer, Vice President and Secretary
James E. Grimes	49	Vice President, Operations and Information Systems
Peter B. Mehrberg	46	Vice President, Business Development, General Counsel and Assistant Secretary
Bruce E. Schroder	45	Vice President, General Manager Retail

Patrick J. O’Dea has served as Chief Executive Officer, President and as a director since May 2002. From April 1997 to March 2001, he was CEO of Archway/Mother’s Cookies and Mother’s Cake & Cookie Company. From 1995 to 1997, Mr. O’Dea was the Vice President and General Manager of the Specialty Cheese Division of Stella Foods. From 1984 to 1995, he was with Procter & Gamble, where he marketed several of the company’s snack and beverage brands.

Thomas P. Cawley has served as Chief Financial Officer since July 2003. From August 2000 to June 2003, he was at Gap, Inc. serving as Chief Financial Officer, Gap Brand. From 1986 to August 2000, Mr. Cawley was at PepsiCo/Yum Brands (formerly Tricon Global Restaurants), holding various positions such as Director of Finance, Vice President—Controller, and Chief Financial Officer; Pizza Hut. Previous to 1986, Mr. Cawley was with The Quaker Oats Company and General Foods.

James E. Grimes has served as Vice President of Operations and Information Systems since July 2002. In August 2001, Mr. Grimes founded Supply Chain Consulting, where he provided supply chain management expertise. From 1998 to 2001, he was Senior Vice President of Operations at Archway/Mother’s Cookies. Previously, Mr. Grimes held various positions at Mother’s Cake and Cookie Company, Frito Lay and Procter & Gamble.

Peter B. Mehrberg has served as Vice President since 1997. He has served the Company in several roles, including Vice President, Business Development and Vice President, Real Estate and has also served as General Counsel since September 1994. From July 1994 to June 1997, Mr. Mehrberg was our Director of Real Estate. Before joining Peet’s, Mr. Mehrberg held in-house positions at CMC Heartland Partners, a real estate investment company, and Catellus Development Corporation, a real estate development company. Mr. Mehrberg began his legal career as an associate at Cooley Godward, a San Francisco Bay Area based law firm.

Bruce E. Schroder has served as Vice President since June 2003. He is currently serving as Vice President, General Manager Retail and was our Vice President of Specialty from June 2003 to January 2005. From December 2001 through May 2003, he was CEO for HomeGain.com, Inc. an Internet based real estate company. Prior to that, Mr. Schroder spent a combined total of nearly 16 years with PepsiCo, in finance, sales, marketing and general management roles for Pepsi Bottling Group, Taco Bell, Pepsi Fountain Beverage, The North American Coffee Partnership and SoBe. Mr. Schroder began his career as a CPA with Arthur Andersen & Co and also served as Executive Vice President of Retail Marketing for Wells Fargo Bank.

Item 2.	Properties

Peet’s headquarters are located in Emeryville, California, where the Company leases approximately 93,000 square feet of office and production space in multiple locations, including roasting and direct delivery fulfillment facilities. Within these facilities, we have 16,000 square feet devoted to general corporate and retail overhead and a call center for the home delivery business. These leases expire in 2005 and 2006. We have options to extend the primary lease expiring in 2005 for an additional ten years. We believe that in 2006 we will need additional production and office space that will exceed our current facilities. We are in the process of exploring alternatives including extending the existing lease with additional leasing of production, warehouse, and/or office space. Transitioning production and/or office space would increase ongoing occupancy and depreciation and costs will be incurred related to the associated move.

In 2004, we opened 17 new stores. Our retail locations are all company-owned and operated in leased facilities. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of retail locations as of January 2, 2005:

Location	Number
Northern California	56
Southern California	21
Illinois	2
Oregon	4
Massachusetts	6
Washington	1
Texas	1
Colorado	1

Total	92

Item 3.	Legal Proceedings

During 2004, the Company completed the payout pursuant to a settlement approved by the Superior Court of the State of California, County of Orange, related to two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet’s Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet’s Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These lawsuits alleged misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. During 2004, based on the final settlement, fees, and costs incurred, the Company recorded a benefit of $565,000 to general and administrative expenses on the accompanying consolidated statements of operations.

In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended January 2, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Stock

The Company’s common stock is traded on the Nasdaq National Market under the symbol “PEET”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years.

	High	Low
Fiscal Year Ended January 2, 2005
Fourth Quarter	$27.15	$22.70
Third Quarter	$25.66	$21.66
Second Quarter	$24.34	$21.00
First Quarter	$21.41	$16.25
Fiscal Year Ended December 28, 2003
Fourth Quarter	$20.93	$15.45
Third Quarter	$23.14	$17.47
Second Quarter	$18.60	$15.48
First Quarter	$16.74	$12.95

As of February 25, 2005, there were approximately 311 registered holders of record of the Company’s common stock. On February 25, 2005, the last sale price reported on the Nasdaq National Market for the common stock was $24.66 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Use of Proceeds from Sales of Registered Securities

We completed our initial public offering of our common stock in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (the “Registration Statement”) (File No. 333-47597). As of February 25, 2005, the total net proceeds of $17.8 million from the offering had been used for debt reduction.

We completed our secondary public offering of our common stock in April 2002 pursuant to a Registration Statement on Form S-3 initially filed on March 27, 2002, as subsequently amended (the “Registration Statement” (File No. 333-85085). Net proceeds from the offering were $41.0 million. As of February 25, 2005, all of the net proceeds were invested in interest-bearing, U.S. government, agency and municipal obligations. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our prospectus dated April 19, 2002, except that the proceeds have been invested in interest-bearing, U.S. government, agency, municipal and guaranteed student loan obligations until required for working capital purposes.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during 2004.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 3 – May 30, 2004	9,484	$21.89	9,484	990,516
August 2 – August 29, 2004	84,599	$21.81	84,599	905,917
August 30 – September 26, 2004	114,050	$22.53	114,050	791,867
September 27 – October 31, 2004	28,363	$22.73	28,363	763,504

Total	236,496	$22.27	236,496	763,504

(1)	Represents purchases made by the Company pursuant to its stock purchase program. On February 11, 2004, the Company’s Board of Directors authorized the company to purchase up to 1.0 million shares of Peet’s common stock and the Company announced its plan on February 12, 2004 on Form 8-K. The Company expects to make purchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 6.	Selected Financial Data

The table below shows selected consolidated financial data for our last five fiscal years. Our fiscal year is based on a 52 or 53 week year and ends on the Sunday closest to the last day in December.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net revenue	$145,683	$119,816	$104,073	$94,400	$84,302
Cost of sales and related occupancy expenses	67,189	54,961	48,146	45,357	40,655
Operating expenses	48,530	38,751	33,221	30,617	28,073
Marketing and advertising expenses	3,775	4,525	4,554	4,812	6,069
Depreciation and amortization expenses	5,794	4,890	4,568	5,038	4,576
General and administrative expenses	7,262	9,193	6,732	6,243	5,893

Income (loss) from operations	13,133	7,496	6,852	2,333	(964)
Interest income (expense), net	922	1,163	540	(429)	(1,907)

Income (loss) before income taxes	14,055	8,659	7,392	1,904	(2,871)
Income tax (provision) benefit	(5,270)	(3,481)	(2,735)	(749)	596

Net income (loss)	$8,785	$5,178	$4,657	$1,155	$(2,275)

Net income (loss) per share:
Basic	$0.66	$0.41	$0.43	$0.15	$(0.50)

Diluted	$0.63	$0.39	$0.40	$0.14	$(0.50)

Shares used in calculation of net income (loss) per share:
Basic	13,308	12,589	10,919	7,941	4,515

Diluted	13,951	13,236	11,627	8,212	4,515

Balance Sheet Data:
Cash and cash equivalents	$11,356	$30,263	$7,572	$2,718	$1,598
Working capital (deficit)	16,047	44,485	22,499	3,315	(2,853)
Total assets	127,889	110,455	95,145	41,409	39,721
Borrowings under line of credit	—	—	—	1,968	4,246
Current portion of long-term borrowings	—	3	468	513	2,037
Long-term borrowings, less current portion	—	—	424	895	14,544
Total shareholders’ equity	109,127	95,234	80,504	28,770	9,167

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and office enjoyment. Founded in Berkeley, California in 1966, Peet’s has established a loyal customer base with strong brand awareness in California. Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution including grocery, home delivery, office and restaurant accounts and company-owned stores throughout the United States. Our current expansion strategy is focused in the western United States, where we have strong customer awareness, loyalty and brand affinity.

We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products.

Our operations are vertically integrated. We purchase high quality Arabica coffee beans from countries around the world, and we utilize our artisan-roasting technique to bring out the distinctive flavor of our coffees. Because roasted coffee is perishable, we are committed to delivering our coffee under the strictest freshness standards. As a result, we do not stock or inventory roasted coffee. We roast to order and ship fresh coffee daily to our stores and customers. Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

Our coffee, tea and related items are sold through two segments as defined under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segment of Enterprise and Related Information (“SFAS 131”). These segments are Company-operated retail outlets and specialty sales, consisting of home delivery (on-line and mail order), grocery, food service and office. We evaluate segment performance primarily based on revenue and segment operating income.

The Company’s adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) beginning July 4, 2005 is expected to have a significant effect on our 2005 financial statements. Management is still evaluating the methodology and assumptions for valuing share-based payments. The amount of expense that will be recognized in our financial statements will be dependent on these decisions. We also have 300,000 options outstanding subject to acceleration provisions based on stock price appreciation that may result in expense recognition in periods earlier than anticipated. Since the Company has used share-based payments broadly across all employees, these expenses will be reported in cost of sales, operating, and general and administrative expenses.

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

Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this report. We have identified the following critical accounting policies:

•	Inventory. Raw materials consist primarily of green bean coffee. Finished goods include roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

•	Intangibles and other assets. During 2002, we entered into a contractual agreement with Safeway, a national grocery chain, to sell Peet’s coffee through its grocery stores. We began shipping during the third quarter of 2002. The agreement included an upfront payment to Safeway that we recorded in intangibles and other assets and was amortized as a reduction of revenue based upon estimated sales during the contract period. This amount was fully amortized as of January 2, 2005.

•	Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived asset and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

•	Accrued workers’ compensation. In March 2002, we modified our workers’ compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. We began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability of $1.6 million recorded as of January 2, 2005 is determined based on information received from our insurance carrier including claims paid, filed and reserved for and historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

•	Accrued litigation. During 2004, the Company completed the payout pursuant to a settlement approved by the Superior Court of the State of California, County of Orange, related to two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet’s Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet’s Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These lawsuits alleged misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. During 2004, based on the final settlement, fees, and costs incurred, the Company recorded a benefit of $565,000 to general and administrative expenses on the accompanying consolidated statements of operations. There is no remaining liability recorded as of January 2, 2005.

•	Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to its operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate. As of the date of the issuance of this report, we are concluding an Internal Revenue Service audit related to our 2002 tax return and do not expect significant adjustments.

•	Hedge accounting. We have in the past used coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting. If these derivative instruments did not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 12 “Hedging Activities” in the “Notes to Consolidated Financial Statements” included elsewhere in this report.

•	Stock-Based Compensation. We have chosen to account for stock-based awards to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Information about the impact on our operating results of using the alternative of SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 2 “Summary of Significant Accounting Policies” and Note 10 “Stock Option and Employee Purchase Plans” in the “Notes to Consolidated Financial Statements,” included elsewhere in this report. The Company’s adoption of SFAS No. 123(R) beginning July 4, 2005 is expected to have a significant effect on our 2005 financial statements.

•	Lease accounting correction. Like other companies in the retail industry, Peet’s recently reviewed its accounting practices and policies with respect to leasing transactions. Following this review, we have corrected an error in our prior lease accounting practices to: a) record rent expense starting on the date we have the right to occupy the leased property; b) conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property; and c) straight-line rent expense using the minimum stated escalation amount. The total adjustment was $768,000 of which $719,000 related to prior periods. The result of this correction is primarily to accelerate the recognition of rent expense under certain leases. As the correction relates solely to accounting treatment, it does not affect historical or future cash flows or the timing of payments under the related leases. It does not have a material effect on Peet’s current or prior years’ earnings per share, cash from operations and shareholders’ equity.

Business Segments

Our coffee and related items are sold through multiple channels of distribution that are considered separate segments under SFAS No. 131. These channels provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We are indifferent as to where consumers purchase our coffees and teas, and believe that our specialty and retail segments are synergistic. However, we also recognize that the economics of our specialty business and retail stores are different enough that we have chosen to report them as separate channels. Therefore, we currently have two reportable segments, consisting of:

•	Our retail stores; and

•	Specialty sales, which consist of sales to home delivery customers, sales to grocery stores, restaurant and food service companies and office accounts.

We believe growth opportunities exist in all these channels. Our expansion is focused geographically, not by segment. Our first priority is to develop the western U.S. markets where we already have a presence and have higher customer awareness. We will continue to open new stores in strategic locations that meet our demographic profile in these markets, make our coffees more broadly and conveniently located in grocery stores, and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the food service and office environment. In future years, we also will penetrate new domestic markets and channels that we believe can support the sale of specialty coffee and continue to explore opportunities internationally.

Business Categories

In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

•	Whole bean coffee and related products, consisting of products for home brewing, tea and packaged foods; and

•	Beverages and pastries.

We believe these business categories are useful in understanding our results of operations for the periods presented because we operate our stores and record sales through these two categories. Our stores are primarily designed to facilitate the sale of fresh whole bean coffee. The format of our stores replicates that of a specialty grocer. Beans are freshly scooped from bins under the counter, weighed on counter top scales and hand packed into branded bags. In addition, our stores are also designed to encourage customer trial of our coffee through coffee beverages. Each store has a beverage bar that is dedicated to the sale of prepared beverages and artisan baked pastries.

Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report. Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December.

	2004	2003	2002
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.1	45.9	46.3
Operating expenses	33.3	32.3	31.9
Marketing and advertising expenses	2.6	3.8	4.4
General and administrative expenses	5.0	7.7	6.5
Depreciation and amortization expenses	4.0	4.1	4.4

Income from operations	9.0	6.2	6.5
Interest income, net	0.6	1.0	0.5

Income before income taxes	9.6	7.2	7.0
Income tax provision	(3.6)	(2.9)	(2.6)

Net income	6.0%	4.3%	4.4%

Percent of net revenue by business segment:
Retail stores	68.9%	71.6%	75.2%
Specialty sales	31.1	28.4	24.8
Percent of net revenue by business category:
Whole bean coffee and related products	59.2%	60.1%	60.1%
Beverages and pastries	40.8	39.9	39.9
Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	45.3%	45.3%	45.7%
Specialty sales	47.9	47.3	48.0
Operating expenses as a percent of segment revenue:
Retail stores	38.7%	35.5%	35.2%
Specialty sales	21.4	24.3	22.1
Percent increase (decrease) from prior year:
Net revenue	21.6%	15.1%
Retail stores	17.1	9.5
Specialty sales	32.9	32.1
Cost of sales and related occupancy expenses	22.2	14.2
Operating expenses	25.2	16.6
Marketing and advertising expenses	(16.6)	(0.6)
General and administrative expenses	(21.0)	36.6
Depreciation and amortization expenses	18.5	7.0

Selected operating data:
Number of retail stores in operation:
Beginning of the period	75	65	60
Store openings	17	10	5
Store closures	0	0	0

End of the period	92	75	65

2004 Compared with 2003

Net revenue

Net revenue for 2004 increased 21.6% versus 2003 as a result of continued expansion of our retail and specialty sales segments and the impact of an extra week in fiscal year 2004. The increase from the same 52 weeks was 19.4% as the extra week accounted for 2.2%. Sales of whole bean and related products increased 19.8% to $86.3 million. Sales from beverages and pastries increased 24.2% to $59.4 million. A key element of our multi-channel strategy emphasizes the sales of whole bean coffee and related products. As a result, we continued to derive a majority of our net revenue from the sale of whole bean coffee and related products. For 2004, whole bean coffee and related products as a percent of net revenue was 59.2%, slightly down from 2003.

In the retail segment, revenue increased 17.1% compared to 2003, or 14.9% without the 53rd week, primarily as a result of increased sales from the 27 new stores we opened in the last two years and growth in the existing stores. Sales of whole bean coffee and related products in the retail segment increased by 7.9% to $42.1 million, while sales of beverages and pastries increased by 24.8% to $58.3 million. The increase in beverage and pastry sales was primarily caused by sales at the stores we opened in 2003 and 2004, increased traffic in our existing stores, and a revamped pastries program that emphasized our customers’ favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores. During 2004, we opened a total of 17 stores compared to 10 in 2003. As part of our goal of accelerating sales growth to at least 20% for 2005 and beyond, we will open approximately 20 to 25 stores in 2005, all of them in the western United States.

In the specialty sales segment, revenue increased 32.9% compared to 2003, or 30.8% without the 53rd week. The $11.2 million increase consisted primarily of a $7.3 million increase in grocery sales and a $1.9 million increase in sales to restaurants and food service companies. The increase in both grocery and food service channel sales was primarily due to sales to new accounts we added as well and continued strong growth in our existing accounts. In grocery, we added 800 new stores during the year, bringing the number of grocery stores selling Peet’s coffee to 3,500. In the food service area, we selectively added new accounts such as San Francisco International Airport and the Omni Hotel in Orlando. Sales to the home delivery channel, which includes online and mail order, grew 12.1% compared to 2003 as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs. In addition, office coffee sales increased 17.8% primarily due to our effort to expand distributorships and the stabilizing office population as the job market and the economy recover.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy and hedging costs. As a percent of net revenue, cost of sales increased from 45.9% in 2003 to 46.1% in 2004 due to the cumulative adjustment of $0.8 million, or 0.5% of net revenue, related to lease accounting. This adjustment, which increased occupancy expenses, was the result of our review of our lease accounting initiated by a letter released on February 7, 2005 by the SEC. Upon review of all of our leases, we determined that our previous methods of accounting for rent holidays and specific rent escalation terms were not in accordance with generally accepted accounting principles. This correction does not impact the company’s historic or future cash flow or the timing or amount of lease payments. This increase as a percent of net revenue was partially offset by negotiated cost savings, waste reductions, and by the retail price increase we took at the end of October.

Green coffee is our largest single cost of sales. We do not purchase coffee on the commodity markets, but price movements in the markets do impact the price we pay. Over the past six months, the commodity cost for coffee has risen. We currently have fixed price purchase commitments to meet our production needs for all of 2005 and a portion of 2006 and therefore we do not believe cost of sales will increase due to higher coffee prices in the short-term. However, sustained coffee cost increases could negatively impact our future cost of sales.

In the retail segment, cost of sales and related occupancy expenses as a percent of revenue were flat versus the prior year due to several offsetting items. The lease accounting charge increased cost by 0.8%. The impact of opening more new stores, which have higher occupancy cost on a lower sales base, increased cost by 0.8%. These increases were slightly offset by better waste management and the price increase. Better waste management of pastries and packaging costs in our existing stores lowered costs by 1.1%. The price increase, which affected coffee, beverages and tea, lowered cost of sales by an additional 0.4%. In the specialty segment, cost of sales increased 0.6% as a percent of net revenue compared to the prior year due to changes in sales mix.

Operating expenses

Operating expenses as a percent of net revenue for 2004 increased compared to 2003 primarily due to the opening of new stores, partially offset by leverage gained in the specialty segment.

In the retail segment, operating expenses as a percent of sales increased by 3.2% to 38.7%. The increase was due to a 1.9% increase from opening 27 new stores in the last two years. New stores generally have higher operating expenses due to lower sales volume and startup costs. The remaining increase was due to investments made in training, recruiting and real estate personnel to support store growth. In addition, operating expenses were also higher due to increased health insurance, workers’ compensation coverage and equipment and building maintenance expenses.

As a percent of revenue, specialty operating expenses decreased 2.9% as we leveraged the relatively fixed operating structure in all areas. The leverage gained was primarily due to implementation costs incurred in 2003 for the DSD system.

Marketing and advertising expenses

For 2004, marketing and advertising expenses decreased compared to the prior year. We focus our marketing efforts primarily on new store openings and retaining existing customers in our home delivery channel. The Company does little media advertising, with most efforts focused on in-store and direct-to-consumer marketing and acquiring new grocery customers.

General and administrative expenses

General and administrative expenses decreased 21.0%, or $2.0 million, as compared to 2003. The decrease was due to the net difference of $4.0 million associated with the wage and hour lawsuit and severance expenses. In 2003, we recorded $3.4 million for these costs. In 2004, after the settlement was final and paid, we reversed $0.6 million of the remaining reserve and recorded an offset to general and administrative expenses. The impact on expenses as a percent of revenue was a decrease of 0.4% to 5.0% in 2004, and an increase of 2.8% to 7.7% in 2003. Offsetting the impact of these charges were increases in general and administrative expenses for investments in headcount to support our growth and higher audit and consulting fees to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2004 primarily due to the stores we opened during 2004 and 2003. This increase was partially offset by certain assets becoming fully depreciated during the year.

Investment income, net

We invest excess cash in interest-bearing, U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains from the sale of these instruments. For 2004, investment income decreased $0.2 million, resulting from prior year gains of $0.3 million compared to none this year, offset by minimal increases in interest income on similar cash and marketable securities balances.

Income tax provision

This year’s corporate income tax rate was 37.5% versus 40.2% in the prior year. Our effective rate was reduced primarily by the removal of the 2003 valuation allowance on federal and state charitable contribution carryforwards and the tax benefit provided by shifting more of our investments into federal and state tax-exempt securities. We anticipate our effective tax rate to be approximately 39.0% in 2005.

2003 Compared with 2002

Net revenue

Net revenue for 2003 increased versus 2002 as a result of continued expansion of our retail and specialty sales segments, mostly in the western United States. Sales of whole bean and related products increased 15.0% to $72.0 million. Sales from beverages and pastries increased 15.3% to $47.8 million. Whole bean coffee and related products as a percent of net revenue was 60.1% in both 2003 and 2002.

In the retail segment, revenue increased 9.5% compared to 2002 primarily as a result of increased sales from 15 new stores we opened during 2002 and 2003 and growth in existing stores. Sales of whole bean coffee and related products in the retail segment increased by 2.8% to $39.1 million, while sales of beverages and pastries increased by 15.9% to $46.7 million. The increase in beverage and pastry sales is primarily due to the introduction, during the second quarter, of new iced drinks and a revamped bar menu that emphasized many of our customer favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores, and the slower maturation of whole bean sales in new stores. During 2003, we opened a total of 10 stores, an increase of 5 from 2002.

In the specialty sales segment, revenue increased as the result of our continued focus on the grocery and food service channels. The $8.3 million increase consisted primarily of a $5.9 million increase in grocery sales and a $2.1 million increase in sales to restaurants and food service companies. The increase in the grocery channel sales was primarily due to sales to approximately 2,400 new stores we added during the last 15 months. During the second half of 2002, we added approximately 1,200 Safeway stores, 860 of them in the western United States. In 2003, we added approximately 1,200 points of distribution, primarily in the western United States through multi-location chains such as Albertsons, Ralph’s, and Whole Foods Market. This brought the total number of grocery stores selling Peet’s coffee to over 2,700 at the end of 2003. The increased sales were also driven by the transition, during the first quarter, to a DSD system, where our own route sales representatives replaced warehouse distribution with weekly store delivery. We believe the DSD system ensures freshness through proper rotation and weekly delivery, optimizes store specific item assortments, achieves proper shelf space and improves free-standing display levels, thus increasing the unit sales in each grocery store. In the restaurant and food service channel, the sales increase was primarily due to new accounts added last year and earlier this year such as Omni Hotels. Sales to the home delivery and office channels grew 4.1% primarily due to more emphasis on loyalty programs and the stabilizing office population as the job market and the economy began to recover. Sales to kiosks and licensed partners, representing 1.4% of net revenue, were down 15.1% primarily due to our Japan Licensed Partner ceasing its retail operation.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy and hedging costs. Cost of sales increased by 14.2% primarily as a result of the increase in net revenue and the addition of 10 new stores. As a percent of net revenue, cost of sales decreased from 46.3% to 45.9% due higher retail revenue, which benefited from higher price points generated from new iced drinks and a revamped bar menu. Specialty sales costs decreased as a percent of net revenue as compared to the prior year due to a favorable sales mix.

Operating expenses

Operating expenses for 2003 increased as compared to 2002 as we grew our business. Operating expenses as a percent of net revenue increased primarily due to the opening of new stores and the transition to a DSD system to support growth in our grocery channel.

In the retail segment, operating expenses as a percent of sales increased by 0.3% to 35.5%. The increase was due to a 0.7% increase from opening 15 new stores in the last 18 months and was partially offset by a 0.4% improvement in our existing store operation. New stores generally have higher operating expenses due to lower sales volume and higher startup costs, including more activities to drive sales. The improvement in existing operation was mainly due to leveraging our sales growth.

Our focus on growing the specialty sales segment, especially grocery, led to an increase in specialty sales operating expenses as a percent of segment revenue. The factors contributing to the increase included the continued upgrade and addition of sales staff and an increase in distribution costs in the grocery channel. In the first quarter of 2003, we implemented our DSD system with dedicated route sales representatives delivering our product to grocery stores weekly. This increased our operating expenses in the areas of payroll, the associated commission and vehicle expenses. The startup phase of this was completed by the second quarter. In 2003 we had approximately 50 DSD route sales representatives, of which 34 were full-time Peet’s employees.

Marketing and advertising expenses

For 2003, marketing and advertising expenses were essentially in line with the prior year. Our 2003 focus had been to attract new customers in our new retail stores and in the grocery channel. We were able to leverage marketing expenses in other channels.

General and administrative expenses

General and administrative expenses increased 36.5%, or $2.5 million, as compared to 2002. The increase was due to a $2.7 million charge related to the settlement of a wage and hour lawsuit and $0.7 million in severance expenses related to the departure of two veteran executives. These charges, taken in the third quarter, reduced our full year diluted earnings per share by $0.16. The increase was partially offset by the restructuring of the executive bonus program and reduced expenses in the areas of stock plan administration and proxy statement preparation related activities.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2003 primarily due to the five stores we opened during the last five months of 2002 and the ten stores we opened in 2003. This increase was partially offset by certain assets becoming fully depreciated during the year.

Investment income, net

We invest excess cash in interest-bearing, U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains from the sale of these instruments. For 2003, investment income increased $0.6 million due to the full year impact of income earned from the proceeds of our 2002 public offering as compared to seven months in 2002.

Income tax provision

The 2003 corporate income tax rate was 40.2% versus 37.0% in the prior year. Our taxable income was reduced primarily by the tax benefit provided by the exercise of stock options and acceleration of depreciation of fixed assets for tax purposes. These tax benefits reduced our ability to release the valuation allowance on federal and state charitable contribution carryforwards in the current year, thus, increasing our tax rate.

Liquidity and Capital Resources

At January 2, 2005, we had a total of $63.4 million in cash and cash equivalents and marketable securities. We had $16.0 million of working capital at January 2, 2005.

Net cash provided by operations was $18.3 million in 2004 compared to $16.3 million in 2003. Operating cash flows were positively impacted in 2004 by increased net income offset by other changes in working capital.

Net cash used in investing activities was $39.0 million in 2004. Investing activities primarily relate to the purchase of marketable securities, totaling $23.7 million net of maturities and sales, and property and equipment. Capital expenditures totaling $15.3 million included:

•	$10.1 million used for the buildout of new stores and remodel of existing stores;

•	$2.7 million used for food service kiosks, grocery displays and other equipment for specialty sales;

•	$1.7 million used for manufacturing plant capacity and additional machinery; and

•	$0.8 million used for website development, information technology support systems, and other software and hardware to support our growing infrastructure.

Net cash provided by financing activities was $1.7 million in 2004. Financing activities in 2004 consisted primarily of $6.9 million in exercise of stock options by employees offset by the Company’s purchase of $5.3 million of its common stock.

Subsequent to year-end, we terminated our credit facility with General Electric Capital Corporation that provided for a revolving line of credit of $15.0 million. See Note 6 “Borrowings” in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

Our 2005 capital expenditures are expected to be between $16.0 and $17.0 million. Approximately $8.0 to $11.0 million is expected to be used for the opening of 20 to 25 new retail stores scheduled for 2005 and expenditures for new stores in progress for 2006. The remaining is expected to be used for the remodeling of existing stores, equipment for the grocery channel, information technology enhancements and investments in our roasting plant.

We are exploring capacity and office space needs as we continue to grow our business. Our primary lease for our corporate office and plant facilities expires in 2005 and we have an option to extend the lease for an additional ten years. We believe that in 2006 we will need additional production and office space that will exceed our current facilities. We are in the process of exploring alternatives including extending the existing lease with additional leasing of production, warehouse, and/or office space. We expect that a move in 2006 could increase our capital requirements by $6.0 to $8.0 million.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of January 2, 2005 (in thousands):

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$234	$88	$130	$16	$—
Retail store operating leases	34,758	7,449	12,043	7,576	7,690
Fixed-price coffee purchase commitments	24,950	18,019	6,931	—	—

Total contractual cash obligations	$59,942	$25,556	$19,104	$7,592	$7,690

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our share purchase program and our contractual obligations as they come due.

Inflation

We do not believe that inflation has had a material impact on our results of operation in recent years. However, we cannot predict what effect inflation may have on our results of operations in the future.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-1”), but subsequently delayed the recognition and measurement provisions. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. Our adoption of the disclosure requirements did not have a significant effect on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). FAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting as described in Note 2 of the “Notes to Consolidated Financial Statements.” Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We expect to adopt the Modified Prospective Application transition method beginning July 4, 2005. We are currently evaluating our valuation methodology and forfeiture rates, as well as various compensation strategies and have not determined the effect on future period financial statements. We do not believe that the adoption of SFAS 123(R) will have a significant impact on other matters or business practices, but will have a significant impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that abnormal expenses be recognized in the current period and also introduces the concept of “normal capacity” to require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The statement is effective for the fiscal period beginning July 4, 2005 and we do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 replaces the exception from fair value measurement for similar productive assets with that for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the fiscal period beginning July 4, 2005 and we do not believe that the adoption of SFAS 153 will have a significant effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in interest-bearing, U.S. government, agency, municipal and guaranteed student loan obligations. These financial instruments are all subject to fluctuations of daily interest rates. Therefore our investment portfolio is exposed to market risk from these changes.

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

We currently use fixed-price purchase commitments, but in the past have used and may potentially in the future use coffee futures and coffee futures options to manage coffee supply and price risk.

Fixed-Price Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. As of January 2, 2005, we had approximately $25.0 million in open fixed- priced purchase commitments with delivery dates ranging from February 2005 through July 2007. We believe, based on relationships established with our suppliers that the risk of non-delivery on such purchase commitments is low.

Coffee Futures and Futures Options

We may use coffee futures and futures options to reduce the price risk of our coffee purchase requirements that we cannot make or have not made on a contractual basis. These instruments are traded on the New York Coffee, Sugar & Cocoa Exchange. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. These derivative instruments qualify for hedge accounting. The effective portion of the gains and losses are accounted for as inventory costs and are recorded as expense or income when the related coffee is sold. The ineffective portion is recorded as an expense or income immediately. The extent of our coffee futures and coffee futures options positions at any given time depends on the amount of coffee we have contracted to purchase, the amount of coffee qualified for hedge accounting and general market conditions and trends. Our hedging positions are only placed by the Chief Financial Officer through one brokerage firm that we believe to be reputable. As of January 2, 2005, we held no coffee futures or futures options. We had no outstanding positions at January 2, 2005 or December 28, 2003. We do not hold or issue derivative instruments for trading purposes.

RISK FACTORS

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

Our business strategy emphasizes expansion through multiple channels of distribution. Currently, our retail stores, which generated nearly 69% of our 2004 net revenue, continue to be an important element of our business. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

•	Market our products on a national or international scale and over the internet;

•	Enter into distribution and other strategic arrangements with third party retailers and other potential distributors of our coffee;

•	Increase our brand recognition on a national and international scale;

•	Identify and lease strategic locations suitable for new stores; and

•	Manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

Our revenue may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Because our business is highly dependent on a single product, specialty coffee, if the demand for specialty coffee decreases, our business could suffer.

Sales of specialty coffee constituted nearly 84% of our 2004 net revenue. Demand for specialty coffee is affected by many factors, including:

•	Consumer tastes and preferences;

•	National, regional and local economic conditions;

•	Demographic trends; and

•	Perceived or actual health benefits or risks.

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

Our success in promoting and enhancing the Peet’s brand will also depend on our ability to provide customers with high quality products and customer service. Although we take measures to ensure that we sell only fresh roasted whole bean coffee and that our retail employees properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers. Accordingly, customers may prepare coffee from our whole bean coffee inconsistent with our standards, store our whole bean coffee for long periods of time or resell our whole bean coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products. If customers do not perceive our products and service to be of high quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

Because our business is based primarily in California, a worsening of economic conditions, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease our revenue and may adversely impact our ability to implement our business strategy.

Our California retail stores generated 61% of our 2004 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

Labor conditions in the grocery business could negatively impact our grocery business.

There have been grocery strikes in the past that have negatively impacted our grocery business and it is possible that future grocery strikes in places where we have large distribution may adversely impact our grocery business.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

All of our 92 retail locations at year-end are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

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

We rely on a number of common carriers to deliver coffee to our customers and retail stores. We consider roasted coffee a perishable product and we rely on these common carriers to deliver fresh roasted coffee on a daily basis. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

•	Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;

•	Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and

•	Require us to contract with alternative, and possibly more expensive, common carriers.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel, including technical personnel and retail employees. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy may suffer if:

•	We are unable to recruit or retain a sufficient number of qualified employees;

•	The costs of employee compensation or benefits increase substantially; or

•	The costs of outsourcing certain tasks to third party providers increase substantially.

We expend significant resources in training our retail managers and employees. During the past few years, retail employee turnover has been approximately 60% per year. If turnover increases, we may incur additional recruiting and training costs.

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

We have a high deductible workers’ compensation insurance program and more claims and higher costs from these claims may adversely affect our profit.

Our current workers’ compensation insurance program is a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. The California workers’ compensation environment has been unpredictable with continually increasing costs in the past five years. The majority of our business is in California, therefore, we are exposed to the same increased costs. Additionally, we have had to estimate our liability for existing claims whose outcome is uncertain. While we believe our reserve methodology on these claims is appropriate today, unfavorable development in this area will also affect any open claims that were filed beginning March 2002, the date we transitioned to a high deductible program. Should a greater amount of claims occur or the settlement costs increase beyond what was anticipated, our expenses could increase and our profitability may decrease.

Increases in the cost and decreases in availability of high quality Arabica coffee beans could impact our profitability and growth of our business.

Green coffee is our largest single cost of sales. We do not purchase coffee on the commodity markets, but price movements in the trading of coffee do impact the price we pay. Over the past six months, the commodity cost for coffee has risen. Coffee is a trade commodity and, in general, its price can fluctuate depending on:

•	Weather patterns in coffee-producing countries;

•	Economic and political conditions affecting coffee-producing countries;

•	Foreign currency fluctuations; and

•	The ability of coffee-producing countries to agree to export quotas.

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

Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Our whole bean specialty coffee competes with several major national brands, such as Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffé, Millstone (Procter & Gamble), Seattle’s Best (Starbucks) and Starbucks, as well as numerous smaller, regional brands. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble and Nestlé, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our whole bean coffee. In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, such as Starbucks and The Coffee Bean & Tea Leaf, numerous convenience stores, restaurants, coffee shops and street vendors. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position will be weakened.

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

We may from time to time become involved in certain legal proceedings in the ordinary course of business, such as the two lawsuits filed in 2003 against us entitled Brian Taraz, et al. vs. Peet’s Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet’s Coffee & Tea, Inc. In investigating any claims against the Company or defending any allegations, we may incur legal fees, settlement fees, damages or remediation expenses that may harm our business, reducing our sales and adversely affecting our profitability.

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

All information required by this item is included on pages F-1 to F-21 in Item 15 of this annual report on Form 10-K and is incorporated in this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting required by this item is included on page F-2 in Item 15 of this annual report on Form 10-K and is incorporated in this item by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information respecting continuing directors and nominees of the Company is set forth under the caption “Election of Directors” in the Company’s proxy statement relating to its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this annual report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). With the exception of the foregoing information and other information specifically incorporated by reference into this annual report Form 10-K, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Report.

Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 11.	Executive Compensation

Information concerning executive compensation required by Item 11 is set forth under the captions “Executive Compensation,” “Stock Option Grants and Exercises,” “Employment Agreements” and “Compensation Committee Interlocks” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Our Equity Incentive Plans” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions “Employment Agreements” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accounting fees and services required by Item 14 is set forth under the caption “Proposal 2—Ratification of Selection of Independent Auditors” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K.

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Peet’s Coffee &Tea, Inc. and its subsidiaries are filed as part of this annual report on Form 10-K:

(a)(2) Index to Financial Statement Schedule.

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of common stock certificate.*

10.1	Amended and Restated 1993 Stock Option Plan. (1)*

10.2	1994 California Stock Option Plan. (1)*

10.3	1997 Equity Incentive Plan and form of Stock Option Agreement. (1)*

10.4	Peet’s Operating Company, Inc. Savings and Retirement Plan. (1)*

10.5	2000 Equity Incentive Plan and form of Stock Option Agreement. (1)*

10.6	2000 Non-Employee Director Plan and form of Stock Option Agreement. (1)*

10.7	2000 Employee Stock Purchase Plan and form of Offering. (1)*

10.8	Peet’s Operating Company, Inc. Key Employee Severance Benefit Plan. (2)*

10.9	Change of Control Option Acceleration Plan. (1)*

Exhibit	Description

10.11

Peet’s Operating Company, Inc. Key Employment Agreement for Peter B. Mehrberg, Vice President, Business Development and General Counsel, dated as of January 4, 1999. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 28, 2003. (2)

10.12

Peet’s Operating Company, Inc. Key Employment Agreement for James E. Grimes, Vice President, Operations and Information Systems, dated as of June 24, 2002. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 28, 2003. (2)

10.13	Peet’s Operating Company, Inc. Key Employment Agreement for James A. Reynolds, Vice President, Roastmaster Emeritus, dated as of June 6, 2000. (2)*

10.14

Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000. (2)

10.15

Peet’s Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002. (2)

10.16

Peet’s Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002. (1)

10.17

Peet’s Coffee & Tea, Inc. Key Employment Agreement for Bruce E. Schroder, Vice President, General Manager of Retail, dated as of June 9, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003. (2)

10.18

Peet’s Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial Officer, dated as of June 25, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003. (2)

10.19	Nonqualified Deferred Compensation Plan dated December 1, 2003. Incorporated by reference to Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2004. (2)

21.1	Subsidiaries of the registrant.*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
(1)	Compensatory plan or arrangement.
(2)	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	PEET’S COFFEE & TEA, INC.

	By:	/s/ PATRICK J. O’DEA
Patrick J. O’Dea
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. O’Dea and Thomas P. Cawley and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. O’DEA Patrick J. O’Dea	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ THOMAS P. CAWLEY Thomas P. Cawley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2005

/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Chairman	March 16, 2005

/s/ GERALD BALDWIN Gerald Baldwin	Director	March 16, 2005

/s/ HILARY BILLINGS Hilary Billings	Director	March 16, 2005

/s/ GORDON A. BOWKER Gordon A. Bowker	Director	March 16, 2005

/s/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Director	March 16, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To our shareholders:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2005.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting as of January 2, 2005. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is included herein.

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the “Company”) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2005 and December 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Oakland, California

March 10, 2005

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 2, 2005	December 28, 2003
ASSETS

Current assets
Cash and cash equivalents	$11,356	$30,263
Marketable securities	—	12,328
Accounts receivable	4,136	2,890
Income tax receivable	—	340
Inventories	12,614	10,720
Deferred income taxes	1,403	563
Prepaid expenses and other	2,280	1,773

Total current assets	31,789	58,877
Property and equipment, net	40,588	32,322
Intangible and other assets, net	3,455	2,684
Marketable securities	52,057	16,572

Total assets	$127,889	$110,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,710	$4,770
Accrued compensation and benefits	4,266	4,157
Deferred revenue	2,394	1,346
Accrued litigation expense	—	2,343
Income tax payable	840	—
Other accrued liabilities	2,532	1,776

Total current liabilities	15,742	14,392
Deferred income taxes	838	10
Deferred lease credits and other long-term liabilities	2,182	819

Total liabilities	18,762	15,221

Shareholders’ equity
Preferred stock, no par value; authorized 10,000,000 shares; none issued
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 13,500,000 shares and 12,983,000 shares	93,091	87,808
Accumulated other comprehensive income (loss), net of tax	(152)	23
Retained earnings	16,188	7,403

Total shareholders’ equity	109,127	95,234

Total liabilities and shareholders’ equity	$127,889	$110,455

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2004	2003	2002
Retail stores	$100,444	$85,765	$78,300
Specialty sales	45,239	34,051	25,773

Net revenue	145,683	119,816	104,073

Operating expenses:
Cost of sales and related occupancy expenses	67,189	54,961	48,146
Operating expenses	48,530	38,751	33,221
Marketing and advertising expenses	3,775	4,525	4,554
Depreciation and amortization expenses	5,794	4,890	4,568
General and administrative expenses	7,262	9,193	6,732

Total operating costs and expenses	132,550	112,320	97,221

Income from operations	13,133	7,496	6,852
Interest income	1,009	1,251	660
Interest expense	(87)	(88)	(120)

Income before income taxes	14,055	8,659	7,392
Income tax provision	5,270	3,481	2,735

Net income	$8,785	$5,178	$4,657

Net income per share:
Basic	$0.66	$0.41	$0.43

Diluted	$0.63	$0.39	$0.40

Shares used in calculation of net income per share:
Basic	13,308	12,589	10,919

Diluted	13,951	13,236	11,627

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares Outstanding	Amount
Balance at December 30, 2001	8,272	$31,609	$(2,432)	$(407)	$28,770	$748

Stock sold in public offering, net of expenses	3,138	41,030			41,030
Stock options exercised, including tax benefit	610	4,517			4,517
Stock sold in Employee Stock Purchase Program	83	568			568
Amortization of stock compensation		290			290
Unrealized losses on cash flow hedges, net of tax of $38				$66
Less: reclassification of net losses on cash flow hedges to cost of sales, net of tax of $252				379
Net unrealized loss on marketable securities, net of tax of $133				227

Other comprehensive income				672	672	$672
Net income			4,657		4,657	4,657

Balance at December 29, 2002	12,103	$78,014	$2,225	$265	$80,504	$5,329

Stock options exercised, including tax benefit	798	$8,876			$8,876
Stock sold in Employee Stock Purchase Program	82	727			727
Amortization of stock compensation		191			191
Unrealized losses on cash flow hedges, net of tax of $12				$(20)
Less: reclassification of net losses on cash flow hedges to cost of sales, net of tax of $14				(21)
Net unrealized loss on marketable securities, net of tax of $134				(201)

Other comprehensive loss				(242)	(242)	$(242)
Net income			5,178		5,178	5,178

Balance at December 28, 2003	12,983	$87,808	$7,403	$23	$95,234	$4,936

Stock options exercised, including tax benefit	669	$9,334			$9,334
Stock sold in Employee Stock Purchase Programs	84	1,139			1,139
Amortization of stock compensation		87			87

Stock purchased in accordance with share purchase program	(236)	(5,277)			(5,277)
Unrealized losses on cash flow hedges, net of tax				$—
Less: reclassification of net losses on cash flow hedges to cost of sales, net of tax of $2				3
Net unrealized loss on marketable securities, net of tax of $117				(178)

Other comprehensive loss				(175)	(175)	$(175)
Net income			8,785		8,785	8,785

Balance at January 2, 2005	13,500	$93,091	$16,188	$(152)	$109,127	$8,610

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$8,785	$5,178	$4,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,899	5,795	5,251
Tax benefit from exercise of stock options	3,549	3,523	1,253
Amortization of discounted stock options	87	191	290
Deferred income taxes	105	(127)	1,141
Gain on investments	(11)	(294)	(27)
Loss on disposition of assets and impairment	288	2	11
Other	250	89	374
Changes in other assets and liabilities:
Receivables	(906)	(129)	(1,956)
Inventories	(1,894)	287	(2,062)
Prepaid expenses and other current assets	(507)	(237)	(211)
Other assets	(928)	392	(1,530)
Accounts payable and accrued liabilities	1,254	1,546	4,330
Deferred lease credits and other long-term liabilities	1,366	93	89

Net cash provided by operating activities	18,337	16,309	11,610

Cash flows from investing activities:
Purchases of property and equipment	(15,305)	(9,963)	(9,316)
Proceeds from sales of property and equipment	9	3	—
Acquisition of intangible assets	—	—	(35)
Proceeds from sales and maturities of marketable securities	71,180	97,915	229,383
Purchases of marketable securities	(94,868)	(86,765)	(269,166)

Net cash (used in) provided by investing activities	(38,984)	1,190	(49,134)

Cash flows from financing activities:
Purchase of common stock	(5,277)	—	—
Net proceeds from issuance of common stock	6,924	6,080	44,862
Bank overdrafts	96	—	—
Repayments of debt	(3)	(888)	(2,484)

Net cash provided by financing activities	1,740	5,192	42,378

Change in cash and cash equivalents	(18,907)	22,691	4,854
Cash and cash equivalents, beginning of period	30,263	7,572	2,718

Cash and cash equivalents, end of period	$11,356	$30,263	$7,572

Supplemental cash flow disclosures:
Cash paid for:
Interest	$22	$8	$48
Income taxes	440	—	2,050

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

Peet’s Coffee & Tea, Inc., a Washington corporation, (the “Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, food service and office accounts and company-operated retail stores. At January 2, 2005 and December 28, 2003, the Company operated 92 and 75 retail stores, respectively, in California, Colorado, Illinois, Oregon, Massachusetts, Texas and Washington.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to prior years’ financial statements in order to conform with the current year’s presentation.

Year End—The Company’s year end is the Sunday closest to December 31. The year ended January 2, 2005 included 53 weeks. The years ended December 28, 2003 and December 29, 2002 included 52 weeks.

Cash and Cash Equivalents—The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Inventories—Raw materials consist primarily of green bean coffee. Finished goods include roasted coffee, tea, accessory products, spices, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost.

Property and equipment are stated at cost. Depreciation and amortization are recorded on the straight-line method over the estimated useful lives of the property and equipment, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, consistent with the period used for recognizing rent expense and deferred lease credits, which range from 3 to 10 years.

Intangibles and other assets include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 15 years. Intangibles, primarily lease rights, subject to amortization were $653,000 and $809,000, net of accumulated amortization, at January 2, 2005 and December 28, 2003, respectively. The related accumulated amortization was $2,100,000 and $1,944,000 at January 2, 2005 and December 28, 2003, respectively. Amortization expense for 2004, 2003, and 2002 was $156,000, $203,000 and $246,000, respectively. Future amortization expense for 2005 through 2009 is estimated at $123,000, $118,000, $112,000, $112,000, and $100,000, respectively. Contract acquisition costs represent a payment made to a retailer to obtain distribution for a specified period of time and was amortized as a reduction of revenue over the contract period. This amount was fully amortized as of January 2, 2005. Restricted cash of $2,624,000 and $1,056,000 as of January 2, 2005 and December 28, 2003, respectively, represents collateral for the Company’s high deductible workers’ compensation policy.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Policy—Marketable securities are classified as available-for-sale and are recorded at fair value. Any unrealized gains and losses are recorded in other comprehensive income (loss). Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to maturity. At January 2, 2005, investments are classified as long-term as management believes that cash needs will be met with cash flows from operations.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. An impairment loss of $280,000 was recorded during 2004. No charges were recorded during 2003 or 2002.

Accrued Compensation and Benefits—Beginning in March 2002, the Company modified its workers’ compensation insurance policy to a high deductible program with an overall program ceiling to minimize exposure. The Company began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability is determined based on information received from the Company’s insurance adjuster including claims paid, filed and reserved for, as well as using historical experience. As of January 2, 2005 and December 28, 2003, we had $1,648,000 and $1,136,000 accrued for workers’ compensation.

A summary of the accrual activity is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Claims Paid	Balance at end of Period
Accrual related to workers’ compensation
Year ended January 2, 2005	$1,136	$1,189	($677)	$1,648
Year ended December 28, 2003	703	792	(359)	1,136
Year ended December 29, 2002	—	792	(89)	703

Revenue Recognition—Net revenue is recognized at the point of sale at our Company-operated retail stores. Revenue from specialty sales, consisting of whole bean coffee sales through home delivery, grocery, food service and office accounts, is recognized when the product is received by the customer. Revenue from stored value cards, gift certificates and home delivery advanced payments is recognized upon redemption or receipt of product by the customer. Cash received in advance of product delivery is recorded in “Deferred revenue” on the accompanying consolidated balance sheet. All revenues are recognized net of any discounts. Sales returns are insignificant. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends, which management believes are appropriate.

The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $2,029,000, $1,726,000, and $1,617,000 related to online and mail order and specialty sales in 2004, 2003, and 2002, respectively.

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charges to Expense	Writeoffs and Other	Balance at end of Period
Allowance for doubtful accounts:
Year ended January 2, 2005	$54	$37	($2)	$89
Year ended December 28, 2003	75	16	(37)	54
Year ended December 29, 2002	58	162	(145)	75

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of sales and related occupancy expenses consist primarily of coffee and other product costs. It also includes plant manufacturing (including depreciation), freight and distribution costs. Occupancy expenses include rent and related expenses such as utilities.

Preopening costs—Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Hedging Activities—The Company may use coffee futures and options to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 12. The Company does not hold or issue derivative instruments for trading purposes.

Fair Value of Financial Instruments—The carrying value of cash and equivalents, receivables and accounts payable approximates fair value. Marketable securities are recorded at fair value. The fair value of futures contracts is the amount at which they could be settled, based on estimates obtained from dealers. At January 2, 2005 and December 28, 2003 there were no open futures contracts. See Note 12.

Advertising costs are expensed as incurred. Advertising expense was $2,586,000, $3,136,000, and $2,775,000 in 2004, 2003, and 2002, respectively.

Deferred Lease Credits—Certain of the Company’s lease agreements provide for stated scheduled rent increases during the term of the lease. Rent is expensed on a straight-line basis over the lease term, beginning with the Company’s right to occupy the space, which may or may not coincide with the commencement of the lease. If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation in order to match the scheduled rent period with the lives of leasehold improvements. During the fourth quarter of 2004, the Company corrected certain errors with respect to its interpretation of GAAP resulting in additional cost of sales and occupancy expense of $768,000, of which the amount related to prior years, $719,000, was determined to be immaterial and previously reported financial statements have not been restated. The error resulted primarily from the use of the lease commencement date, rather than the date the company had the right to occupy the space, and the use of the original lease term, without renewals, in computing the period over which to straight-line rent payments.

Income Taxes—Income taxes are accounted for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates currently in effect.

Recently Issued Accounting Standards—In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-1”), but subsequently delayed the recognition and measurement provisions. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the disclosure requirements did not have a significant effect on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that abnormal expenses be recognized in the current period and also introduces the concept of “normal capacity” to require the allocation of

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed production overhead to inventory based on the normal capacity of the production facilities. The statement is effective for the fiscal period beginning July 4, 2005 and the Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 replaces the exception from fair value measurement for similar productive assets with that for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the fiscal period beginning July 4, 2005 and the Company does not believe that the adoption of SFAS 153 will have a significant effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting used by the Company. Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The Company expects to adopt the Modified Prospective Application transition method beginning July 4, 2005. Management is currently evaluating its valuation methodology and forfeiture rates, as well as various compensation strategies and has not determined the effect on future period financial statements. In addition, the Company has 300,000 options outstanding subject to acceleration provisions based on stock price appreciation. A derived service period will be estimated for these awards, but based on the future price of our common stock, expenses may be incurred prior to our expectations. The Company does not believe that the adoption of SFAS 123(R) will have a significant impact on other matters or business practices, but will have a significant impact on its financial statements.

Stock-Based Compensation—The Company currently accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The Company has recorded compensation expense of $87,000 in 2004, $191,000 in 2003, and $290,000 in 2002. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands):

	2004	2003	2002
Net income—as reported	$8,785	$5,178	$4,657
Stock-based employee compensation included in reported net income, net of tax	54	115	174
Stock-based compensation expense determined under fair value based method, net of tax	(4,337)	(3,286)	(2,295)

Net income—pro forma	$4,502	$2,007	$2,536

Basic net income per share—as reported	$0.66	$0.41	$0.43
Basic net income per share—pro forma	$0.34	$0.16	$0.23

Diluted net income per share—as reported	$0.63	$0.39	$0.40
Diluted net income per share—pro forma	$0.33	$0.15	$0.22

The Company uses the Black-Scholes option-pricing model for determining the fair value of options, which requires the input of certain estimates that may affect what is deemed fair value. The existing model may not

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessarily provide a reliable single measure of the value of its stock options. Management will adopt SFAS 123(R) on July 4, 2005. See discussion in Recently Issued Accounting Standards.

Additional disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 10.

The fair value of each option grant and Employee Stock Purchase Plan (“ESPP”) award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend rate	0%	0%	0%
Expected volatility
Options	42.75%	52.14%	69.36%
ESPP awards	45.83%	50.66%	63.64%
Risk-free interest rate
Options	3.26%	1.95%	3.94%
ESPP awards	1.61%	1.69%	1.61%
Expected lives (years)
Options	3.23	4.99	5.60
ESPP awards	1.15	0.50	0.50

Net Income per Share—Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 268,606, 142,747 and 630,621 have been excluded from diluted weighted average shares outstanding in 2004, 2003, and 2002, respectively.

The number of incremental shares from the assumed exercise of stock options and warrants was calculated applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2004	2003	2002
Basic weighted average shares outstanding	13,308	12,589	10,919
Incremental shares from assumed exercise of stock options	643	647	708

Diluted weighted average shares outstanding	13,951	13,236	11,627

3.	Inventories

The Company’s inventories consist of the following at year end 2004 and 2003 (in thousands):

	2004	2003
Raw materials	$7,416	$6,144
Finished goods	5,198	4,576

Total	$12,614	$10,720

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following at year end 2004 and 2003 (in thousands):

	2004	2003
Leasehold improvements	$33,781	$27,868
Furniture, fixtures, and equipment	38,020	30,931
Plant equipment	9,626	8,384
Construction in progress	2,126	1,862

Total	83,553	69,045
Less accumulated depreciation	(42,965)	(36,723)

Total	$40,588	$32,322

Depreciation expense was $6,741,000 in 2004, $5,564,000 in 2003 and $5,005,000 in 2002, respectively. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

5.	Marketable securities

At January 2, 2005 and December 28, 2003, the Company maintained marketable securities classified as available-for-sale as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
January 2, 2005
U.S. government and agency obligations	$38,548	$—	$205	$38,343
State and local government obligations	13,779	—	65	13,714

Total marketable securities	$52,327	$—	270	52,057

	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
December 28, 2003
U.S. government and agency obligations	$4,028	$—	$—	$4,028
U.S. guaranteed student loan obligations	8,300	—	—	8,300

Total marketable securities—short-term	$12,328	$—	$—	$12,328

U.S. government and agency obligations	$16,547	$29	$4	$16,572

Total marketable securities—long-term	$16,547	$29	$4	$16,572

Gross unrealized holding losses at January 2, 2005 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to maturity. There are no securities with unrealized losses aged greater than twelve months. At January 2, 2005 the amortized cost and fair value of maturities within one year was $38,081,000 and $37,904,000, respectively. The remaining amortized cost and fair value of marketable securities maturing after one year through three years was $14,246,000 and $14,153,000, respectively.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004 and 2003, the company sold available-for-sale securities for net proceeds from marketable securities of $71,180,000 and $97,915,000, and realized gains of $11,000 and $294,000, respectively. Realized gains and losses are determined on the specific identification method. For the periods ended January 2, 2005 and December 28, 2003, the Company had net unrealized losses of $178,000 (net of $117,000 tax) and $201,000 (net of $134,000 tax), respectively, included in accumulated other comprehensive income (loss).

6.	Borrowings

Effective January 21, 2005, the Company terminated its credit facility with General Electric Capital Corporation for a revolving line of credit up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit. As of January 2, 2005, there was no outstanding balance and the Company was in the process of terminating the agreement due to violation of certain covenants restricting the Company’s ability to make capital expenditures and open retail stores. The costs associated with the termination of the credit facility had an insignificant effect on the financial statements.

The Company had no long term borrowings as of January 2, 2005 and $3,000 in current payables under capital lease obligations as of December 28, 2003.

7.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$4,345	$2,864	$1,470
State	820	735	377

Total	5,165	3,599	1,847

Deferred:
Federal	(330)	(48)	827
State	435	(70)	61

Total	105	(118)	888

Total	$5,270	$3,481	$2,735

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2004	2003	2002
Statutory Federal rate	34.0%	34.0%	34.0%
State income taxes less federal benefit	5.8	5.8	5.8
Change in valuation allowance	(1.6)	0.6	(3.0)
Tax-exempt interest	(0.6)	0.0	0.0
Other	(0.1)	0.8	1.4
California Manufacturer Investment Credit	0.0	(1.0)	(1.2)

Total	37.5%	40.2%	37.0%

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following at year end 2004 and 2003 (in thousands):

	2004	2003
Net operating loss carryforwards	$—	$165
Charitable contribution carryforwards	157	287
Credit carryforwards	76	629
Scheduled rent	872	351
Accrued reserves	805	1,514
Accrued compensation	430	255
State taxes	162	20
Other	390	29

Gross deferred tax assets	2,892	3,250

Property and equipment	(2,246)	(2,408)
Other	(81)	(63)

Gross deferred tax liabilities	(2,327)	(2,471)

Valuation allowance	—	(225)

Net deferred tax assets	$565	$554

The Company will establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. The valuation allowance in 2003 of $225,000 related to charitable contribution carryforwards were partially used by the Company in 2004. The Company anticipates the ability to use the remainder of these carryforwards and all other deferred tax assets. The Company has Manufacturer’s Investment Credits of $76,000, expiring in 2011.

The American Job Creations Act of 2004, signed into law on October 22, 2004, allows phased-in tax deductions for qualified domestic production activities beginning in 2005. The Company is currently evaluating the expected impact of the law on its effective tax rate and deferred tax assets and liabilities.

As of the date of the issuance of these financial statements the Company is concluding an Internal Revenue Service audit related to its 2002 tax return and does not expect significant adjustments.

8.	Employee Benefit Plan

The Company’s 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $13,000. The Company matches 50% of amounts contributed by its employees, subject to a maximum of 5% of the employees eligible compensation contributed to the plan. The Company contribution was $288,000, $261,000 and $438,000 in 2004, 2003, and 2002 respectively. The plan does not offer investments in Company stock.

9.	Shareholders’ Equity

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock. During the year ended January 2, 2005, the Company purchased and retired 236,496 shares of common stock at an average price of $22.27, in accordance with the share purchase program.

Subsequent to the Company’s initial public offering in 2001, in April 2002, the Company issued 3,137,500 shares of common stock at $14.00 per share of its common stock in a public offering and received net proceeds of $41,030,000.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stock Option, Employee Purchase and Deferred Compensation Plans

Effective in 2001, the Company adopted a new stock option plan for which the Company has reserved 1,500,000 shares of common stock for issuance pursuant to the plan. As of each annual meeting of the Company’s shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company’s shareholders in 2010, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) five percent (5%) of the total number of shares of common stock outstanding on such date, (ii) five hundred thousand (500,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The purchase price of the common stock issuable under this plan is determined by the Board of Directors, however may not be less than 85% of the fair market value of common stock at the grant date. The term of a granted stock option is 10 years from the grant date. Stock options vest according to a pre-determined vest schedule set at grant date.

Also effective in 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued under the plan is 330,000. As of each annual meeting of the Company’s shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company’s shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Option grants vest over a period of three years from the date of grant. In 2004, 2003, and 2002, the Company granted non-employee director options to purchase an aggregate of 45,000, 60,000 and 110,000 shares of common stock, respectively.

As of January 2, 2005, there were 259,608 shares available for grant under the 2000 stock option plan and 178,125 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

	Options Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 30, 2001	2,170,852	$6.54
Granted	1,344,719	14.97
Canceled	(48,637)	9.81
Exercised	(541,162)	6.03

Outstanding at December 29, 2002	2,925,772	10.47
Granted	869,085	14.79
Canceled	(98,460)	13.16
Exercised	(798,363)	6.70

Outstanding at December 28, 2003	2,898,034	12.75
Granted	576,754	22.68
Canceled	(156,593)	17.16
Exercised	(669,122)	8.72

Outstanding at January 2, 2005	2,649,073	$15.70

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of the stock options granted during 2004, 2003 and 2002 was $7.56, $6.85, and $9.42, respectively. The weighted average fair value of each 2004, 2003 and 2002 ESPP award was $5.93, $4.33, and $3.84, respectively, per share.

At January 2, 2005, December 28, 2003, and December 29, 2002, 1,329,965, 1,240,306 and 1,428,323 options, respectively, were exercisable with a weighted-average exercise price of $13.15, $10.12, and $7.05, respectively.

The following table summarizes stock option information at year end 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$4.75 to $12.98	750,351	6.73	$10.23	688,776	$10.04
$13.47 to $14.90	55,879	7.88	14.78	25,138	14.77
$15.49 to $15.49	730,304	7.41	15.49	281,570	15.49
$16.00 to $17.47	594,379	8.12	16.88	304,690	16.97
$18.00 to $26.09	518,160	9.39	22.64	29,791	22.26

$4.75 to $26.09	2,649,073	7.77	$15.70	1,329,965	$13.15

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan, where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2004, 2003 and 2002, employees purchased 83,585, 81,821 and 82,865 shares, respectively, of the Company’s common stock under the plan at a weighted-average per share price of $13.14, $8.89 and $6.86, respectively. At January 2, 2005 480,699 shares remain available for future issuance.

See Note 2 for the pro forma effect of accounting for stock options and ESPP awards using the fair value method and discussion of the Company’s adoption of SFAS 123(R).

Effective December 1, 2003, the Company adopted a Nonqualified Deferred Compensation Plan (the “Plan”) for certain executive employees. The purpose of the Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to section 451 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”). The long-term liability related to compensation deferrals under the Plan was $137,000 and $0 as of January 2, 2005 and December 28, 2003, respectively.

11.	Commitments and Contingencies

Leases—The Company leases its Emeryville, California coffee roasting plant, distribution center, administrative offices, and warehouse, its retail stores and certain equipment under operating leases that expire

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 2005 through 2014. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to January 2, 2005 are as follows (amounts in thousands):

Leases
Years:
2005	$7,537
2006	6,616
2007	5,557
2008	4,315
2009	3,277
Thereafter	7,690

Total minimum lease payments	$34,992

Rent expense was $7,740,000, $5,979,000, and $5,077,000 for 2004, 2003, and 2002 respectively, including contingent rents of $206,000, $149,000, and $139,000.

As of January 2, 2005, the Company is a guarantor on a lease assigned to a third party that has $374,000 of remaining lease payments. The Company has a security deposit of $6,000 and a guarantee from the sublessee’s parent for a maximum amount of $313,000. The Company expects that the assignee will make all future rent payments required under the lease.

Purchase Commitments—As of January 2, 2005, the Company had approximately $24,950,000 of outstanding coffee purchase commitments from 2005 to 2007 with fixed prices.

Employment Agreements—The Company has agreements with certain officers to provide severance benefits in the event their employment is terminated under certain defined circumstances.

Legal Proceedings—During 2004, the Company completed the payout pursuant to a settlement approved by the Superior Court of the State of California, County of Orange, related to, two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet’s Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet’s Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These lawsuits alleged misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. During 2004, based on the final settlement, fees, and costs incurred, the Company recorded a benefit of $565,000 to general and administrative expenses on the accompanying consolidated statements of operations.

In addition to the lawsuits described above, we may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Hedging Activities

The Company is exposed to price risk related to price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company may use coffee futures and options to manage price increases and designates these derivative instruments as cash-flow hedges of its price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not hold or issue derivative instruments for trading purposes.

As of January 2, 2005 and December 28, 2003 there were no open futures contracts. During 2004, 2003, and 2002, the effective portion of the cash-flow hedges amounted to $0, a loss of $20,000 (net of $12,000 of tax), and a gain of $66,000 (net of $38,000 of tax), respectively, and was recorded in other comprehensive income (loss). During 2004, 2003, and 2002, the ineffective portion of the hedges of $0, $15,000 and $27,000, respectively, was recorded as cost of sales. Accumulated other comprehensive income (loss) related to hedging activities, net of tax, was $0 and ($3,000) as of January 2, 2005 and December 28, 2003, respectively. The balance as of December 28, 2003 was reclassified into cost of sales in 2004 as the related inventory was sold. In addition, in 2003, $21,000 of coffee futures losses included in other comprehensive income (loss) were reclassified into cost of goods sold.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment Information

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through grocery, home delivery, food service and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

	Retail			Specialty		Unallocated		Total
	Amount		Percent of Net Revenue	Amount	Percent of Net Revenue			Amount	Percent of Net Revenue
2004
Net revenue	$100,444		100.0%	$45,239	100.0%			$145,683	100.0%
Cost of sales and related occupancy	45,513		45.3%	21,676	47.9%			67,189	46.1%
Operating expenses	38,828		38.7%	9,702	21.4%			48,530	33.3%
Depreciation and amortization	4,094		4.1%	1,102	2.4%	$598		5,794	4.0%
Segment operating income (loss)	12,009		12.0%	12,759	28.2%	(11,635)		13,133	9.0%
Interest income, net						922		922
Income before income taxes								14,055
Total assets	28,228	(b)		10,135		89,526	(a)	127,889
Capital expenditures	10,122			2,728		2,455		15,305

2003
Net revenue	$85,765		100.0%	$34,051	100.0%			$119,816	100.0%
Cost of sales and related occupancy	38,856		45.3%	16,105	47.3%			54,961	45.9%
Operating expenses	30,478		35.5%	8,273	24.3%			38,751	32.3%
Depreciation and amortization	3,377		3.9%	971	2.9%	$542		4,890	4.1%
Segment operating income (loss)	13,054		15.2%	8,702	25.6%	(14,260)		7,496	6.2%
Interest income, net						1,163		1,163
Income before income taxes								8,659
Total assets	22,489	(b)		7,321		80,645	(a)	110,455
Capital expenditures	6,312			1,812		1,839		9,963

2002
Net revenue	$78,300		100.0%	$25,773	100.0%			$104,073	100.0%
Cost of sales and related occupancy	35,778		45.7%	12,368	48.0%			48,146	46.3%
Operating expenses	27,523		35.2%	5,698	22.1%			33,221	31.9%
Depreciation and amortization	3,193		4.1%	878	3.4%	$497		4,568	4.4%
Segment operating income (loss)	11,806		15.1%	6,829	26.5%	(11,783)		6,852	6.5%
Interest income, net						540		540
Income before income taxes								7,392
Total assets	20,753	(b)		4,330		70,062	(a)	95,145
Capital expenditures	4,930			1,332		3,089		9,351

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Unallocated total assets includes cash and marketable securities of $61,275,000, $57,495,000, and $46,492,000 at the end of the years 2004, 2003, and 2002, respectively.
(b)	Retail total assets includes cash and marketable securities of $2,138,000, $1,669,000, and $1,283,000 at the end of the years 2004, 2003, and 2002, respectively.

Net revenue from external customers for the two major product lines are as follows:

	2004	2003	2002
Whole bean coffee, tea, and related products	$86,270	$71,991	$62,583
Beverages and pastries	59,413	47,825	41,490

Total	$145,683	$119,816	$104,073

14.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 28, 2004	June 27, 2004	September 26, 2004(a)	January 2, 2005(b)
Net revenue	$32,596	$33,551	$34,466	$45,070
Income (loss) from operations	2,827	2,717	2,950	4,639
Net income (loss)	1,809	1,775	2,009	3,192
Basic income (loss) per share	$0.14	$0.13	$0.15	$0.24
Diluted income (loss) per share	$0.13	$0.13	$0.14	$0.23

	Quarter Ended
	March 30, 2003	June 29, 2003	September 28, 2003(a)	December 28, 2003
Net revenue	$27,398	$29,080	$28,833	$34,505
Income from operations	1,854	2,298	(947)	4,291
Net income	1,282	1,539	(323)	2,680
Basic income per share	$0.10	$0.12	$(0.03)	$0.21
Diluted income per share	$0.10	$0.12	$(0.03)	$0.20

(a)	The 2004 third quarter includes a benefit of $0.5 million or $.02 per share related to the 2003 accrual for litigation settlement and severence. The 2003 third quarter includes expenses associated with the accrual for litigation and severence costs of $3.4 million or $0.16 per share.
(b)	The 2004 fourth quarter includes expenses associated with accounting for leases of $0.8 million or $0.03 per share. See discussion in Note 2.