Form 10-Q
period 2005-04-03
PEETS COFFEE & TEA INC
filed 2005-05-12
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	13,646,836
(Class)	(Outstanding at May 10, 2005)

	PEET'S COFFEE & TEA, INC.
	INDEX

PART I	Financial Information

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II	Other Information

Item 1.	Legal Proceedings	16
Item 6.	Exhibits	16
	Signatures

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	April 3,	January 2,
	2005	2005

ASSETS

Current assets
Cash and cash equivalents	$16,243	$11,356
Accounts receivable, net	3,905	4,136
Inventories	11,774	12,614
Deferred income taxes	1,419	1,403
Prepaid expenses and other	3,051	2,280
Total current assets	36,392	31,789

Marketable securities	51,650	52,057
Property and equipment, net	42,814	40,588
Intangible and other assets, net	3,432	3,455

Total assets	$134,288	$127,889

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$6,165	$5,710
Accrued compensation and benefits	5,156	4,266
Deferred revenue	2,205	2,394
Income tax payable	623	840
Other accrued liabilities	2,865	2,532
Total current liabilities	17,014	15,742

Deferred income taxes	812	838
Deferred lease credits and other long-term liabilities	2,536	2,182
Total liabilities	20,362	18,762

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding: 13,634,000 and 13,500,000 shares	95,500	93,091
Accumulated other comprehensive loss, net of tax	(190)	(152)
Retained earnings	18,616	16,188

Total shareholders' equity	113,926	109,127

Total liabilities and shareholders' equity	$134,288	$127,889

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	April 3,	March 28,
	2005	2004

Retail stores	$27,283	$22,697
Specialty sales	12,705	9,899
Net revenue	39,988	32,596

Operating expenses:
Cost of sales and related occupancy expenses	18,071	14,854
Operating expenses	13,501	11,003
Marketing and advertising expenses	831	876
Depreciation and amortization expenses	1,680	1,319
General and administrative expenses	2,194	1,717

Total operating costs and expenses	36,277	29,769

Income from operations	3,711	2,827

Investment income, net	328	187

Income before income taxes	4,039	3,014

Income tax provision	1,611	1,205

Net income	$2,428	$1,809

Net income per share:
Basic	$0.18	$0.14
Diluted	$0.17	$0.13

Shares used in calculation of net income per share:
Basic	13,564	13,099
Diluted	14,169	13,635

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	April 3,	March 28,
	2005	2004
Cash flows from operating activities:
Net income	$2,428	$1,809
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,997	1,578
Tax benefit from exercise of stock options	623	983
Other	56	19
Changes in other assets and liabilities:
Accounts receivable	231	75
Inventories	840	1,155
Prepaid expenses and other current assets	(771)	255
Other assets	(23)	212
Accounts payable and accrued liabilities	1,368	54
Deferred lease credits and other long-term liabilities	354	285
Net cash provided by operating activities	7,103	6,425

Cash flows from investing activities:
Purchases of property and equipment	(4,217)	(1,978)
Proceeds from sales of property and equipment	27	2
Proceeds from sales and maturities of marketable securities	11,000	47,450
Purchases of marketable securities	(10,709)	(49,503)
Net cash used in investing activities	(3,899)	(4,029)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,779	1,531
Bank overdrafts	(96)	-
Repayment of debt	-	(1)
Net cash provided by financing activities	1,683	1,530

Increase in cash and cash equivalents	4,887	3,926
Cash and cash equivalents, beginning of period	11,356	30,263

Cash and cash equivalents, end of period	$16,243	$34,189

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company”) as of April 3, 2005 and for the thirteen weeks ended April 3, 2005 and March 28, 2004 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. These financial statements have been prepared using the same accounting policies as, and should be read in conjunction with, the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005. The January 2, 2005 balance sheet has been derived from the year end financial statements. The results of operations for the thirteen weeks ended April 3, 2005 are not necessarily indicative of the results expected for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):
	Thirteen weeks ended
	April 3, 2005	March 28, 2004

Net income - as reported	$2,428	$1,809
Stock-based employee compensation included in
reported net income, net of tax	4	22
Stock-based compensation expense determined
under fair value based method, net of tax	(762)	(1,718)
Net income - pro forma	$1,670	$113

Basic net income per share - as reported	$0.18	$0.14
Basic net income per share - pro forma	$0.12	$0.01

Diluted net income per share - as reported	$0.17	$0.13
Diluted net income per share - pro forma	$0.12	$0.01

The Company uses the Black-Scholes option-pricing model for determining the fair value of options, which requires the input of certain estimates that may affect the determination of fair value. The existing model may not necessarily provide a reliable single measure of the value of its stock options. See the discussion under Recently Issued Accounting Standards below.

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options Granted for the Thirteen Weeks Ended
	April 3,	March 28,
	2005	2004

Expected dividend rate	0.00%	0.00%
Expected volatility
- Options	42.4%	47.8%
- ESPP awards		47.8%
Risk-free interest rate
- Options	4.1%	2.0%
- ESPP awards		1.2%
Expected lives (years)
- Options	4.6	4.0
- ESPP awards		0.5

No ESPP awards were granted during the period January 3, 2005 through April 3, 2005.

Comprehensive Income

For the thirteen week period ended April 3, 2005 and March 28, 2004, comprehensive income was $2,390,000 and $1,832,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended
	April 3, 2005	March 28, 2004

Basic weighted average shares outstanding	13,564	13,099
Incremental shares from assumed exercise
of stock options	605	536
Diluted weighted average shares outstanding	14,169	13,635

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method.

For the thirteen week period ended April 3, 2005 and March 28, 2004, 59,339 and 6,486 anti-dilutive options, respectively, were excluded from the computation of diluted weighted average shares outstanding.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting used by the Company. Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The Company expects to adopt the Modified Prospective Application transition method beginning January 2, 2006 as required. Until a final decision is made, however, the company will continue to review alternatives and might ultimately choose another reporting method. Management is currently evaluating its valuation methodology and forfeiture rates, as well as various compensation strategies and has not determined the effect on future period financial statements. In addition, the Company has 300,000 options outstanding subject to acceleration provisions based on stock price appreciation. Based on the future price of our common stock, expenses may be incurred prior to the original vesting period. These options were issued in May 2002 and would otherwise vest over a period of seven years. The Company is currently using the seven year service period for these awards. The Company does not believe that the adoption of SFAS 123(R) will have a significant impact on other matters or business practices, but will have a significant impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that abnormal expenses be recognized in the current period and that fixed production overhead be allocated to inventory based on the normal capacity of the production facilities. The statement is effective for the fiscal period beginning July 5, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

3.  MARKETABLE SECURITIES

The Company’s investment balances include U.S. government, agency, municipal and guaranteed student loan obligations, with both short and long-term maturities, including those with maturities less than 90 days and are classified as available for sale. Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery. All balances are considered long-term because management intends to hold these or invest in similar marketable securities for a period greater than one year.

4.  INVENTORIES

The Company’s inventories consist of the following:
	April 3,	January 2,
	2005	2005
Raw materials	$7,004	$7,416
Finished goods	4,770	5,198
Total	$11,774	$12,614

5. SEGMENT INFORMATION

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of whole bean coffee sales through grocery, home delivery, foodservice and office coffee accounts.

The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangibles and other assets.

	Retail		Specialty		Unallocated	Total
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue		Amount	Percent of Net Revenue
Thirteen weeks ended April 3, 2005:
Net revenue	$27,283	100.0%	$12,705	100.0%		$39,988	100.0%
Cost of sales and occupancy	11,988	43.9%	6,083	47.9%		18,071	45.2%
Operating expenses	10,895	39.9%	2,606	20.5%		13,501	33.8%
Depreciation and amortization	1,163	4.3%	361	2.8%	$156	1,680	4.2%
Segment operating income (loss)	3,237	11.9%	3,655	28.8%	(3,181)	3,711	9.3%
Investment income, net					(328)	(328)
Income before income taxes						4,039
Total assets	28,896		10,117		95,275	134,288
Capital expenditures	3,275		479		463	4,217

Thirteen weeks ended March 28, 2004:
Net revenue	$22,697	100.0%	$9,899	100.0%		$32,596	100.0%
Cost of sales and occupancy	10,039	44.2%	4,815	48.6%		14,854	45.6%
Operating expenses	8,682	38.3%	2,321	23.4%		11,003	33.8%
Depreciation and amortization	924	4.1%	252	2.5%	$143	1,319	4.0%
Segment operating income (loss)	3,052	13.4%	2,511	25.4%	(2,736)	2,827	8.6%
Investment income, net					(187)	(187)
Income before income taxes						3,014
Total assets	22,550		6,892		85,712	115,154
Capital expenditures	1,567		113		298	1,978

6.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue, “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of business strategies and plans for expansion, competition, general economic conditions, economic or political instability related to potential terrorist attacks, the popularity of specialty coffee due to consumer trends, labor relations, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended January 2, 2005. Forward-looking statements speak only as of the date of this report.

COMPANY OVERVIEW AND INDUSTRY OUTLOOK

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and office enjoyment.  Founded in Berkeley, California in 1966, Peet’s has established a loyal customer base with strong brand awareness in California.  Our national expansion strategy is based on the sale of whole bean coffee in multiple channels of distribution including grocery, home delivery, office and food service accounts and company-owned stores throughout the United States.  Our current expansion strategy is focused in the western United States, where we have strong customer awareness, loyalty and brand affinity.

We expect the specialty coffee industry to continue to grow.  We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products.

Our operations are vertically integrated.  We purchase high quality Arabica coffee beans from countries around the world and use our artisan-roasting technique to bring out the distinctive flavor of our coffees. Because roasted coffee is perishable, we are committed to delivering our coffee under the strictest freshness standards. As a result, we do not stock or inventory roasted coffee. We roast to order and ship fresh coffee daily to our stores and customers.  Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

Our coffee and related items are sold through two segments as defined under SFAS No. 131, Disclosures About Segment of Enterprise and Related Information.  These segments are Company-operated retail outlets and specialty sales, consisting of home delivery (on-line and mail order), grocery, food service and office.  We evaluate segment performance primarily based on revenue and segment operating income.

The Company’s adoption of SFAS No. 123(R) beginning January 2, 2006 is expected to have a significant effect on our 2006 financial statements. See the discussion under Recently Issued Accounting Standards in Note 2 of the “Notes to Consolidated Financial Statements”. Management is currently evaluating the methodology and assumptions for valuing share-based payments. The amount of expense that will be recognized in our financial statements will depend on these decisions.  We also have 300,000 options outstanding subject to acceleration provisions based on stock price appreciation. Based on the future price of our common stock, expenses may be incurred prior to the original vesting period. These options were issued in May 2002 and would otherwise vest over a period of seven years. The Company currently is using the seven year service period for these awards. Since the Company has used share-based payments broadly across all employees, these expenses will be reported in cost of sales, operating, and general and administrative expenses.

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

Our accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended January 2, 2005. These accounting policies are applied consistently for all periods presented. We have identified the following critical accounting policies:

▪
Inventory. Raw materials consist primarily of green bean coffee. Finished goods consist primarily of roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

▪
Long-lived assets. We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

▪
Accrued workers’ compensation. We record an estimated liability for the self-insured portion of our workers’ compensation insurance program. The liability of $1.7 million recorded as of April 3, 2005 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

▪
Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to its operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect our annual effective income tax rate.

▪
Stock-Based Compensation. The Company has chosen to account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Information about the impact on our operating results of using the alternative of SFAS No. 123 is included in Note 2 of the “Notes to Consolidated Financial Statements”. As discussed above, the Company’s adoption of SFAS 123(R) beginning January 2, 2006 is expected to have a significant effect on our 2006 financial statements.

▪
Lease accounting. Certain of the Company’s lease agreements provide for stated scheduled rent increases during the term of the lease. Rent is expensed on a straight-line basis over the lease term, beginning with the Company’s right to occupy the space, which may or may not coincide with the commencement of the lease. If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.
	Thirteen weeks ended
	April 3,	March 28,
	2005	2004
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	45.2	45.6
Operating expenses	33.8	33.8
Marketing and advertising expenses	2.0	2.7
General and administrative expenses	5.5	5.3
Depreciation and amortization expenses	4.2	4.0
Income from operations	9.3	8.6
Interest income, net	0.8	0.6
Income before income taxes	10.1	9.2
Income provision	(4.0)	(3.7)
Net income	6.1%	5.5%

Percent of net revenue by business segment:
Retail stores	68.2%	69.6%
Specialty sales	31.8	30.4

Percent of net revenue by business category:
Whole bean coffee and related products	57.7%	59.4%
Beverages and pastries	42.3	40.6

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	43.9%	44.2%
Specialty sales	47.9	48.6

Operating expenses as a percent of segment revenue:
Retail stores	39.9%	38.3%
Specialty sales	20.5	23.4

Percent increase (decrease) from prior year:
Net revenue	22.7%	19.0%
Retail stores	20.2	13.3
Specialty sales	28.3	34.4
Cost of sales and related occupancy expenses	21.7	16.8
Operating expenses	22.7	19.5
Marketing and advertising expenses	(5.1)	(21.1)
General and administrative expenses	27.8	25.4
Depreciation and amortization expenses	27.4	15.9

Selected operating data:
Number of retail stores in operation:
Beginning of the period	92	75
Store openings	4	1
Store closures	0	0
End of the period	96	76

Thirteen Weeks Ended April 3, 2005 Compared to Thirteen Weeks Ended March 28, 2004

Net revenue

Net revenue for the thirteen weeks ended April 3, 2005 increased 22.7% versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 19.1% to $23.1 million, mostly due to specialty sales, while beverage and pastry sales increased 27.9% to $16.9 million.
In the retail segment, our revenue increased by $4.6 million primarily as a result of increased sales from the 20 stores we opened in the last 12 months and secondarily from existing stores. Sales of whole bean coffee and related products in the retail segment increased by 9.1% to $10.6 million, while sales of beverages and pastries increased by 28.5% to $16.7 million. The greater increase in beverage and pastry sales was primarily caused by sales at the stores we opened since last year and the retail price increase we took at the end of October 2004. The growth in whole bean and related products was driven by stores we opened since last year, partially offset by declining sales in existing stores caused by the increase of availability of Peet’s coffee in grocery and new retail stores. We opened four new stores during this quarter, including three in March. In the specialty sales segment, revenue increased $2.8 million primarily due to the $1.8 million increase in grocery sales. Grocery sales increased 47.4% over last year primarily as we increased our volume with existing accounts and increased the number of grocery stores selling our products. At the end of the quarter, Peet’s was in more than 3,500 grocery stores, or approximately 500 more than this time last year. In the food service channel, sales increased 23.9% primarily due to the addition of selected new accounts, such as new licensed locations at the San Francisco International Airport. In office coffee, sales increased 27.0% due to new accounts added over the last 12 months. In home delivery, sales increased 11.5% as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue decreased 0.4% primarily due to the price increase from October 2004. In the retail segment, cost decreased by 0.3% of sales due to the price increase we took in October 2004, which lowered cost of sales as a percent of sales by 2.0%. This reduction was partially offset by new stores, where lower volumes result in higher occupancy and product costs as a percent of sales. In the specialty segment, cost of sales as a percent of net revenue decreased by 0.7% due to the absence of amortization related to the Safeway slotting fee that became fully amortized in September 2004. This fee was previously recorded as a reduction of revenue, which had a negative impact on margins.

Operating expenses

Operating expenses as a percent of net revenue for the current quarter were comparable to the same period last year for the total company. Operating expenses from the retail segment increased from 38.3% to 39.9% as the result of the 20 new stores we opened in the last 12 months, an increase in maintenance and repairs and additional people to support our growing retail operations. Specialty sales operating expenses decreased from 23.4% to 20.5% as we continued to leverage the higher sales growth on a more fixed cost operating structure.

Marketing and advertising expenses

Marketing and advertising expenses were $0.8 million, or 2.0% of net revenue, compared to $0.9 million, or 2.7% of net revenue, for the same period last year. We will continue to focus our marketing efforts primarily on new store openings and retaining existing customers in other channels.

General and administrative expenses

General and administrative expenses in the current quarter were $2.2 million, or 5.5% of revenue, compared to $1.7 million, or 5.3% for the same period last year. The increase is primarily due to higher professional services fees for Sarbanes-Oxley compliance and investments in headcount to support our growth.

Depreciation and amortization expenses

Depreciation and amortization expenses were higher compared to the same period last year due primarily to the 20 stores we opened during the last 12 months.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $0.3 million in interest income, compared to $0.2 million last year, primarily due to higher interest rates on our investments.

Provision for income taxes

We have estimated our effective tax rate to be 39.6% for the full year. During the first quarter we also recorded true-ups to our provision from year-end balances, bringing our effective rate for the quarter to 39.9%.

The full year estimated tax rate of 39.6% is up over last years rate of 37.5% due to: 1) a 1% increase in the statutory Federal Rate from 34% to 35% caused by our higher income and 2) not having last year’s 1.6% benefit from releasing our valuation allowance on charitable contribution carryforwards. These increases are partially offset by our ability to take advantage of the deduction for qualified domestic production activities as part of the American Job Creations Act of 2004.

LIQUIDITY AND CAPITAL RESOURCES

At April 3, 2005, we had $16.2 million in cash and cash equivalents and $51.7 million in marketable securities for a total of $67.9 million. Working capital was $19.4 million as of the end of this quarter.

Net cash provided by operations was $7.1 million during the first thirteen weeks of 2005 compared to $6.4 million in the same prior year period. Current year operating cash flows were positively impacted by increased net income and changes in working capital, particularly an increase in accrued liabilities driven primarily by the timing of bi-weekly payroll and ESPP share purchases.

Net cash used in investing activities was $3.9 million during the first thirteen weeks of 2005 compared to $4.0 million in the same prior year period. Investing activities in the current quarter primarily related to the purchases of property and equipment.

Net cash provided by financing activities was $1.7 million during the first thirteen weeks of 2005 compared to $1.5 million in the same prior year period. Financing activities for the periods consisted primarily of the exercise of stock options.

Our 2005 capital requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, equipment for the grocery channel, information technology enhancements and investments in our roasting plant. During the first thirteen weeks of 2005, we spent $4.2 million, of which $3.0 was spent on new stores. Our remaining 2005 capital expenditures are expected to be approximately $12.0 to $13.0 million.

We are exploring capacity and office space needs as we continue to grow our business. Our primary lease for our corporate office and plant facilities expires in October 2005 and we have an option to extend the lease for an additional ten years. We believe that in 2006 we will need additional production and office space that will exceed our current facilities. We are in the process of exploring alternatives including extending the existing lease with additional leases of production, warehouse and/or office space. We expect that a move in 2006 could increase capital requirements $6.0 to $8.0 million. In addition, we would likely incur expenses for moving and/or expanding, as well as higher ongoing occupancy costs for increased space.

For the next 12 months, we expect our cash flows from operations and cash and investments to be sufficient for our operating and capital requirements, our share purchase program, and our contractual obligations as they come due. Other business opportunities or store expansion rates substantially in excess of those presently planned may require outside funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in interest-bearing U.S. government, agency, municipal, and guaranteed student loan obligations. These financial instruments are all subject to fluctuations of daily interest rates. Therefore our investment portfolio is exposed to market risk from these changes.

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

We currently use fixed-price purchase commitments, but in the past have used and may potentially use coffee futures and coffee futures options to manage coffee supply and price risk.

As of April 3, 2005, we had approximately $25.7 million in open fixed-priced purchase commitments with delivery dates ranging from April 2005 through September 2007. We believe these commitments, combined with our current inventory, cover 100% of our inventory needs for the remainder of the year. We believe, based on relationships established with our suppliers that the risk of non-delivery on such purchase commitments is low.

There have been no substantial changes in the nature of our risks since January 2, 2005. Please refer to our Annual Report on Form 10-K for the year ended January 2, 2005.

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

As of April 3, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

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

PEET’S COFFEE & TEA, INC.
Date: May 12, 2005	By: /s/ Thomas Cawley Thomas Cawley Vice President, Chief Financial Officer, and Secretary