Form 10-Q
period 2005-07-03
PEETS COFFEE & TEA INC
filed 2005-08-12
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	13,910,914
(Class)	(Outstanding at August 10, 2005)

	PEET'S COFFEE & TEA, INC.
	INDEX

PART I	Financial Information

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II	Other Information

Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits	18
	Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	July 3,	January 2,
	2005	2005

ASSETS

Current assets
Cash and cash equivalents	$9,701	$11,356
Accounts receivable, net	3,782	4,136
Inventories	18,403	12,614
Deferred income taxes	1,419	1,403
Prepaid expenses and other	4,521	2,280
Total current assets	37,826	31,789

Marketable securities	52,363	52,057
Property and equipment, net	42,869	40,588
Intangible and other assets, net	3,650	3,455

Total assets	$136,708	$127,889

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,098	$5,710
Accrued compensation and benefits	4,583	4,266
Deferred revenue	2,233	2,394
Other accrued liabilities	2,060	3,372
Total current liabilities	11,974	15,742

Deferred income taxes	851	838
Deferred lease credits and other long-term liabilities	2,329	2,182
Total liabilities	15,154	18,762

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding: 13,898,000 and 13,500,000 shares	100,465	93,091
Accumulated other comprehensive loss, net of tax	(130)	(152)
Retained earnings	21,219	16,188

Total shareholders' equity	121,554	109,127

Total liabilities and shareholders' equity	$136,708	$127,889

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Retail stores	$28,575	$23,449	$55,858	$46,146
Specialty sales	13,148	10,102	25,853	20,001
Net revenue	41,723	33,551	81,711	66,147

Operating expenses:
Cost of sales and related occupancy expenses	18,826	15,359	36,897	30,213
Operating expenses	14,362	11,354	27,863	22,357
Marketing and advertising expenses	741	975	1,572	1,851
Depreciation and amortization expenses	1,821	1,360	3,501	2,679
General and administrative expenses	2,116	1,786	4,310	3,503

Total operating costs and expenses	37,866	30,834	74,143	60,603

Income from operations	3,857	2,717	7,568	5,544

Investment income, net	427	241	755	428

Income before income taxes	4,284	2,958	8,323	5,972

Income tax provision	1,681	1,183	3,292	2,388

Net income	$2,603	$1,775	$5,031	$3,584

Net income per share:
Basic	$0.19	$0.13	$0.37	$0.27
Diluted	$0.18	$0.13	$0.35	$0.26

Shares used in calculation of net income per share:
Basic	13,748	13,288	13,656	13,194
Diluted	14,424	14,013	14,297	13,813

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	July 3,	June 27,
	2005	2004
Cash flows from operating activities:
Net income	$5,031	$3,584
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,141	3,216
Tax benefit from exercise of stock options	2,302	1,918
Other	191	99
Changes in other assets and liabilities:
Accounts receivable	354	(127)
Inventories	(5,789)	(2,574)
Prepaid expenses and other current assets	(2,241)	397
Other assets	(18)	407
Accounts payable and accrued liabilities	(3,672)	2,621
Deferred lease credits and other long-term liabilities	147	460
Net cash provided by operating activities	446	10,001

Cash flows from investing activities:
Purchases of property and equipment	(6,484)	(5,802)
Proceeds from sales of property and equipment	29	9
Changes in restricted investments	(250)	(1,550)
Proceeds from sales and maturities of marketable securities	19,500	59,195
Purchases of marketable securities	(19,864)	(86,375)
Net cash used in investing activities	(7,069)	(34,523)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,064	3,393
Purchase of common stock	-	(208)
Bank overdrafts	(96)	-
Repayment of debt	-	(2)
Net cash provided by financing activities	4,968	3,183

Decrease in cash and cash equivalents	(1,655)	(21,339)
Cash and cash equivalents, beginning of period	11,356	30,263

Cash and cash equivalents, end of period	$9,701	$8,924

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company”) as of July 3, 2005 and for the thirteen and twenty-six weeks ended July 3, 2005 and June 27, 2004 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. These financial statements have been prepared using the same accounting policies as, and should be read in conjunction with, the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005. The January 2, 2005 balance sheet has been derived from the year end financial statements. The results of operations for the thirteen and twenty-six weeks ended July 3, 2005 are not necessarily indicative of the results expected for the full year.

The Company has changed the classification of restricted investments on the consolidated statement of cash flows, which had the affect of increasing cash flows from operations and decreasing cash flows from investing activities by $1.6 million for the twenty-six weeks ended June 27, 2004.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income - as reported	$2,603	$1,775	$5,031	$3,584
Stock-based employee compensation included in
reported net income, net of tax	4	9	4	31
Stock-based compensation expense determined
under fair value based method, net of tax	(1,728)	(655)	(2,490)	(2,363)
Net income - pro forma	$879	$1,129	$2,545	$1,252

Basic net income per share - as reported	$0.19	$0.13	$0.37	$0.27
Basic net income per share - pro forma	$0.06	$0.08	$0.19	$0.09

Diluted net income per share - as reported	$0.18	$0.13	$0.35	$0.26
Diluted net income per share - pro forma	$0.06	$0.08	$0.18	$0.09

During the thirteen weeks ended July 3, 2005, 300,000 options vested subject to acceleration provisions based on stock price appreciation, totaling $1.1 million of the pro forma adjustment. The Company has no additional outstanding options subject to acceleration provisions based on stock price appreciation.

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options Granted for the Twenty-six Week Period Ended
	July 3,	June 27,
	2005	2004

Expected dividend rate	0.00%	0.00%
Expected volatility
- Options	42.0%	44.2%
- ESPP awards	27.3%	52.4%
Risk-free interest rate
- Options	3.8%	4.0%
- ESPP awards	3.3%	1.3%
Expected lives (years)
- Options	5.1	5.3
- ESPP awards	0.5	1.4

Comprehensive Income

For the thirteen week period ended July 3, 2005 and June 27, 2004, comprehensive income was $2,663,000 and $1,546,000, respectively. For the twenty-six week period ended July 3, 2005 and June 27, 2004, comprehensive income was $5,053,000 and $3,379,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Basic weighted average shares outstanding	13,748	13,288	13,656	13,194
Incremental shares from assumed exercise
of stock options	676	725	641	619
Diluted weighted average shares outstanding	14,424	14,013	14,297	13,813

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method.

For the thirteen week period ended July 3, 2005 and June 27, 2004, 0 and 160,385 anti-dilutive options, respectively, and for the twenty-six week period ended July 3, 2005 and June 27, 2004, 2,280 and 98,197 anti-dilutive options, respectively, were excluded from the computation of diluted weighted average shares outstanding.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting used by the Company. Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The Company expects to adopt SFAS 123(R) beginning January 2, 2006, as required, and will adopt the standard using the modified prospective method requiring the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption. Until a final decision is made, however, the Company will continue to review alternatives and might ultimately choose another reporting method. Management is currently evaluating its valuation methodology and forfeiture rates, as well as various compensation strategies and has not determined the effect on future period financial statements. The Company believes that the adoption of SFAS 123(R) will have a significant impact on its financial statements.

3.     MARKETABLE SECURITIES

The Company’s investment balances include U.S. government, agency, municipal and guaranteed student loan obligations, with both short and long-term maturities, including those with maturities less than 90 days and are classified as available-for-sale. Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery. All balances are considered long-term because management intends to hold these or invest in similar marketable securities for a period greater than one year.

4.     INVENTORIES

The Company’s inventories consist of the following:
	July 3,	January 2,
	2005	2005
Raw materials	$13,287	$7,416
Finished goods	5,116	5,198
Total	$18,403	$12,614

5.     SEGMENT INFORMATION

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of whole bean coffee and related product sales through grocery, home delivery, foodservice and office coffee accounts.

The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses, general and administrative expenses, and investment income, net. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter, roasting plant, intangible and other assets.

[

	Retail		Specialty		Unallocated	Total
		Percent of		Percent of			Percent of
	Amount	Net Revenue	Amount	Net Revenue		Amount	Net Revenue
Thirteen weeks ended July 3, 2005:
Net revenue	$28,575	100.0%	$13,148	100.0%		$41,723	100.0%
Cost of sales and occupancy	12,656	44.3%	6,170	46.9%		18,826	45.1%
Operating expenses	11,831	41.4%	2,531	19.3%		14,362	34.4%
Depreciation and amortization	1,276	4.5%	383	2.9%	$162	1,821	4.4%
Segment operating income	2,812	9.8%	4,064	30.9%	(3,019)	3,857	9.2%
Investment income, net					427	427
Income before income taxes						4,284

Total assets	29,930		9,750		97,028	136,708
Capital expenditures	1,583		362		322	2,267

Thirteen weeks ended June 27, 2004:
Net revenue	$23,449	100.0%	$10,102	100.0%		$33,551	100.0%
Cost of sales and occupancy	10,465	44.6%	4,894	48.4%		15,359	45.8%
Operating expenses	9,000	38.4%	2,354	23.3%		11,354	33.8%
Depreciation and amortization	956	4.1%	258	2.6%	$146	1,360	4.1%
Segment operating income	3,028	12.9%	2,596	25.7%	(2,907)	2,717	8.6%
Investment income, net					241	241
Income before income taxes						2,958

Total assets	24,599		6,983		90,411	121,993
Capital expenditures	2,813		288		723	3,824

Twenty-six weeks ended July 3, 2005:
Net revenue	$55,858	100.0%	$25,853	100.0%		$81,711	100.0%
Cost of sales and occupancy	24,643	44.1%	12,254	47.4%		36,897	45.2%
Operating expenses	22,726	40.7%	5,137	19.9%		27,863	34.1%
Depreciation and amortization	2,439	4.4%	744	2.9%	$318	3,501	4.3%
Segment operating income	6,050	10.8%	7,718	29.9%	(6,200)	7,568	9.3%
Investment income, net					755	755
Income before income taxes						8,323

Total assets	29,930		9,750		97,028	136,708
Capital expenditures	4,858		841		785	6,484

Twenty-six weeks ended June 27, 2004:
Net revenue	$46,146	100.0%	$20,001	100.0%		$66,147	100.0%
Cost of sales and occupancy	20,504	44.4%	9,709	48.5%		30,213	45.7%
Operating expenses	17,682	38.3%	4,675	23.4%		22,357	33.8%
Depreciation and amortization	1,880	4.1%	510	2.5%	$289	2,679	4.1%
Segment operating income	6,080	13.2%	5,107	25.5%	(5,643)	5,544	8.4%
Investment income, net					428	428
Income before income taxes						5,972

Total assets	24,599		6,983		90,411	121,993
Capital expenditures	4,380		401		1,021	5,802

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,”“will,”“should,”“could,”“predict,”“potential,”“continue, “expect,”“anticipate,”“future,”“intend,”“plan,”“believe,”“estimate” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of business strategies and plans for expansion, competition, general economic conditions, economic or political instability related to potential terrorist attacks, the popularity of specialty coffee due to consumer trends, labor relations, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended January 2, 2005. Forward-looking statements speak only as of the date of this report.

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

Our coffee and related items are sold through two segments as defined under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  These segments are Company-operated retail outlets and specialty sales, consisting of home delivery (on-line and mail order), grocery, food service and office.  We evaluate segment performance primarily based on revenue and segment operating income.

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

▪
Accrued workers’ compensation. We record an estimated liability for the self-insured portion of our workers’ compensation insurance program. The liability of $1.8 million recorded as of July 3, 2005 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, historical experience, as well as an estimate for claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

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

▪
Lease accounting. Certain of the Company’s lease agreements provide for stated scheduled rent increases during the term of the lease. Rent is expensed on a straight-line basis over the lease term, beginning with the Company’s right to occupy the space, which may or may not coincide with the commencement date of the lease. If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with our financial statements and accompanying notes and other financial data included elsewhere in this report. The following table sets forth certain financial data for the periods indicated.

	Thirteen weeks ended		Twenty six weeks ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	45.1	45.8	45.2	45.7
Operating expenses	34.4	33.8	34.1	33.8
Marketing and advertising expenses	1.8	2.9	1.9	2.8
General and administrative expenses	5.1	5.3	5.3	5.3
Depreciation and amortization expenses	4.4	4.1	4.2	4.0
Income from operations	9.2	8.1	9.3	8.4
Interest income, net	1.0	0.7	0.9	0.6
Income before income taxes	10.2	8.8	10.2	9.0
Income tax provision	(4.0)	(3.5)	(4.0)	(3.6)
Net income	6.2%	5.3%	6.2%	5.4%

Percent of net revenue by business segment:
Retail stores	68.5%	69.9%	68.4%	69.8%
Specialty sales	31.5	30.1	31.6	30.2

Percent of net revenue by business category:
Whole bean coffee and related products	56.1%	57.9%	56.8%	58.7%
Beverages and pastries	43.9	42.1	43.2	41.3

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	44.3%	44.6%	44.1%	44.4%
Specialty sales	46.9	48.4	47.4	48.5

Operating expenses as a percent of segment revenue:
Retail stores	41.4%	38.4%	40.7%	38.3%
Specialty sales	19.3	23.3	19.9	23.4

Percent increase (decrease) from prior year:
Net revenue	24.4%	15.4%	23.5%	17.1%
Retail stores	21.9	11.4	21.0	12.3
Specialty sales	30.2	25.9	29.3	30.0
Cost of sales and related occupancy expenses	22.6	15.7	22.1	16.3
Operating expenses	26.5	18.9	24.6	19.2
Marketing and advertising expenses	(24.0)	(24.4)	(15.1)	(22.8)
General and administrative expenses	18.5	19.6	23.0	22.4
Depreciation and amortization expenses	33.9	15.2	30.7	15.5

Selected operating data:
Number of retail stores in operation:
Beginning of the period	96	76	92	75
Store openings	4	6	8	7
Store closures	0	0	0	0
End of the period	100	82	100	82

Thirteen Weeks Ended July 3, 2005 Compared to Thirteen Weeks Ended June 27, 2004

Net revenue

Net revenue for the thirteen weeks ended July 3, 2005 increased 24.4% versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 20.3% to $23.4 million, mostly due to specialty sales, while beverage and pastry sales increased 29.9% to $18.3 million.

In the retail segment, revenue increased by $5.1 million primarily as a result of increased sales from the 18 stores we opened in the last 12 months and secondarily from existing stores. We opened four new stores during this quarter. Sales of whole bean coffee and related products in the retail segment increased by 9.4% to $10.5 million, while sales of beverages and pastries increased by 30.5% to $18.1 million. The growth in whole bean and related products was driven by stores we opened since last year, partially offset by declining sales in existing stores caused by the increase of availability of Peet’s coffee in grocery and new retail stores. The increase in beverage and pastry sales was primarily due to sales at the stores we opened since last year, higher traffic in existing stores, and a price increase we implemented in October 2004.

In the specialty sales segment, revenue increased $3.0 million primarily due to a $1.9 million increase in grocery sales. Grocery sales increased 47.1% over last year as we increased our volume with existing accounts and increased the number of grocery stores selling our products. We believe we continue to benefit from consumer awareness of Peet’s at neighborhood grocery stores and from our direct store delivery (“DSD”) system by having better product displays, rotation, and special offerings. In addition, we are currently in more than 3,600 grocery stores, or approximately 500 more than this time last year. In the food service channel, sales increased 33.9% primarily due to the addition of selected new accounts, such as new licensed locations at the San Francisco International Airport. In office coffee, sales increased 30.6% due to new accounts added over the last 12 months. In home delivery, sales increased 10.9% as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue decreased 0.7% primarily due to the price increase in October 2004. In the retail segment, cost of sales as a percent of sales decreased by 0.3% as a result of the price increase, partially offset by the impact of new stores, where lower volumes result in higher occupancy and product costs as a percent of sales, and increased occupancy expenses in existing stores. In the specialty segment, cost of sales as a percent of net revenue decreased by 1.5% due primarily to the absence of amortization related to the Safeway slotting fee paid in 2002 that was fully amortized as of September 2004. This fee was previously recorded as a reduction of revenue, which had a negative impact on margins last year.

Operating expenses

Operating expenses were $14.4 million, or 34.4% of net revenue, compared to $11.4 million, or 33.8% of net revenue, for the same period last year. Operating expenses from the retail segment increased from 38.4% to 41.4% as a result of the 18 new stores we opened in the last 12 months, an increase in repairs and maintenance expense and additional people to support our growing retail operations. Specialty sales operating expenses decreased from 23.3% to 19.2% as we continued to leverage higher sales growth on a more fixed cost operating structure.

Marketing and advertising expenses

Marketing and advertising expenses were $0.7 million, or 1.8% of net revenue, compared to $1.0 million, or 2.9% of net revenue, for the same period last year. Marketing expenses were lower primarily due to the timing of current year spending. Our marketing efforts will continue to be focused primarily on new store openings and retaining existing customers.

General and administrative expenses

General and administrative expenses in the current quarter were $2.1 million, or 5.1% of net revenue, compared to $1.8 million, or 5.3% for the same period last year. The decrease as a percent of net revenue is due to operating leverage in the quarter in excess of investments in headcount to support our growth.

Depreciation and amortization expenses

Depreciation and amortization expenses were higher compared to the same period last year due primarily to the 18 stores we opened during the last 12 months.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $0.4 million in interest income, compared to $0.2 million last year, primarily due to higher interest rates on our investments.

Provision for income taxes

During the quarter we recorded adjustments to our effective tax rate, bringing the rate to 39.2%. We estimate our effective tax rate to be 39.5% for the full year, with minor variations from quarter to quarter.

Twenty-six Weeks Ended July 3, 2005 Compared to Twenty-six Weeks Ended June 27, 2004

Net revenue

Net revenue for the twenty-six weeks ended July 3, 2005 increased 23.5% versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 19.7% to $46.5 million, mostly due to specialty sales, while beverage and pastry sales increased 28.9% to $35.3 million.

In the retail segment, our revenue increased by $9.7 million primarily as a result of increased sales from the 18 stores we opened in the last 12 months and secondarily from existing stores. We have opened eight new stores to date this year. Sales of whole bean coffee and related products in the retail segment increased by 9.2% to $21.1 million, while sales of beverages and pastries increased by 29.6% to $34.7 million. The growth in whole bean and related products was driven by stores we opened since last year, partially offset by declining sales in existing stores caused by the increase of availability of Peet’s coffee in grocery and new retail stores. The increase in beverage and pastry sales was primarily due to sales at the stores we opened since last year and the retail price increase in October 2004.

 In the specialty sales segment, revenue increased $5.9 million primarily due to a $3.7 million increase in grocery sales. Grocery sales increased 47.2% over last year primarily as we increased our volume with existing accounts and increased the number of grocery stores selling our products. At the end of the period, Peet’s was in approximately 3,600 grocery stores, or 500 more than this time last year. In the food service channel, sales increased 28.9% primarily due to the addition of selected new accounts, such as new licensed locations at the San Francisco International Airport. In office coffee, sales increased 28.8% due to new accounts added over the last 12 months. In home delivery, sales increased 11.2% as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue decreased 0.5% primarily due to the price increase in October 2004. In the retail segment, cost of sales as a percent of sales decreased by 0.3% as a result of the price increase, partially offset by the impact of new stores and increased occupancy expenses. In the specialty segment, cost of sales as a percent of net revenue decreased by 1.1% due primarily to the absence of amortization related to the Safeway slotting fee that was fully amortized as of September 2004. This fee was previously recorded as a reduction of revenue, which had a negative impact on margins.

Operating expenses

Operating expenses as a percent of net revenue for the current period were 34.1% of net revenue compared to 33.8% for the same period last year for the total company. Operating expenses from the retail segment increased from 38.3% to 40.7% as a result of the 18 new stores we opened in the last 12 months, an increase in repairs and maintenance expense and additional people to support our growing retail operations. Specialty sales operating expenses decreased from 23.4% to 19.9% as we continued to leverage higher sales growth on a more fixed cost operating structure.

Marketing and advertising expenses

Marketing and advertising expenses were $1.6 million, or 1.9% of net revenue, compared to $1.9 million, or 2.8% of net revenue, for the same period last year. Marketing expenses were lower primarily due to the timing of current year spending.

General and administrative expenses

General and administrative expenses in the current period of 5.3% of net revenue were consistent with the same period last year, which is consistent with our plan to grow general and administrative support with sales as we grow the business over the next several years.

Depreciation and amortization expenses

Depreciation and amortization expenses were higher compared to the same period last year due primarily to the 18 stores we opened during the last 12 months.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $0.8 million in interest income, compared to $0.4 million last year, primarily due to higher interest rates on our investments.

LIQUIDITY AND CAPITAL RESOURCES

At July 3, 2005, we had $9.7 million in cash and cash equivalents and $52.4 million in marketable securities for a total of $62.1 million. Working capital was $25.9 million as of the end of this quarter compared to $16.0 million at January 2, 2005.

Net cash provided by operations was $0.4 million during the first twenty-six weeks of 2005 compared to $10.0 million in the same prior year period. Current year operating cash flows included increased seasonal coffee purchases consistent with growth, income tax prepayments, and a reduction to accounts payable due to a change in classification of outstanding checks as a result of streamlined operating cash accounts.

Net cash used in investing activities was $7.1 million during 2005 compared to $34.5 million in the same prior year period. Investing activities in the current period related primarily to the purchases of property and equipment. During the prior period $27.2 million represented the transfer of cash to marketable securities.

Net cash provided by financing activities was $5.0 million during 2005 compared to $3.2 million in the same prior year period. Financing activities for the periods consisted primarily of the exercise of stock options.

Our 2005 capital requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, equipment for the grocery channel, information technology enhancements and investments in our roasting plant. During the first thirteen weeks of 2005, we spent $6.5 million, of which $4.1 was spent on new stores. Our remaining 2005 capital expenditures are expected to be approximately $8.0 to $9.0 million.

The company currently leases a facility in Emeryville, California that houses our roasting plant and corporate offices. The lease for this facility expires in October 2005 and we have an option to extend the lease for an additional ten years.   Due to space constraints, we are in the process of exploring alternatives to relocate the roasting plant within the San Francisco Bay Area in 2006 or 2007.  The options we are exploring are to lease an existing facility or to purchase land and build a roasting plant.  We estimate capital requirements if we lease an existing building to be approximately $7.0 million and if we purchase to be approximately $20.0 million.   This move will involve costs for relocation and write-offs of certain building improvements and fixtures, and will result in an increase in future depreciation and occupancy related costs.

Once a decision has been made on the roasting plant, we will determine our plans for our corporate offices that could include staying in the current building or relocating, both of which would require additional capital.

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

As of July 3, 2005, we had approximately $20.7 million in open fixed-priced purchase commitments with delivery dates ranging from July 2005 through September 2007. We believe these commitments, combined with our current inventory, cover 100% of our inventory needs for the remainder of the year. We believe, based on relationships established with our suppliers that the risk of non-delivery on such purchase commitments is low.

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

As of July 3, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders of the Company was held on May 17, 2005. The three persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2008 and until their successors are elected and qualified. There were 12,297,718 votes cast in the election of directors. The voting regarding each nominee was as follows:
	For	Withheld	Non-votes

Gordon Bowker	12,775,024	178,382	674,939
H. William Jesse	12,676,928	276,478	674,939
Patrick O'Dea	12,785,878	167,528	674,939

The following directors' term of office as a director continued after the meeting: Gerald Baldwin, Hilary Billings, Michael Linton, Jean-Michel Valette.

Further, the selection of Deloitte & Touche LLP as independent auditors for the fiscal year was ratified. The matter was approved with 12,668,966 votes for, 275,527 votes withheld, and 8,913 votes abstained. Of the total shares outstanding on the date of record, 674,939 shares were not voted.

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

PEET’S COFFEE & TEA, INC.
Date: August 11, 2005	By: /s/ Thomas Cawley Thomas Cawley Vice President, Chief Financial Officer, and Secretary