Form 10-Q
period 2005-10-02
PEETS COFFEE & TEA INC
filed 2005-11-14
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,027,558
(Class)	(Outstanding at November 8, 2005)

	PEET'S COFFEE & TEA, INC.
	INDEX

PART I	Financial Information

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II	Other Information

Item 6.	Exhibits	17
	Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	October 2,	January 2,
	2005	2005

ASSETS

Current assets
Cash and cash equivalents	$13,900	$11,356
Short-term marketable securities	49,750	-
Accounts receivable, net	4,928	4,136
Inventories	20,751	12,614
Deferred income taxes	1,434	1,403
Prepaid expenses and other	4,715	2,280
Total current assets	95,478	31,789

Long-term marketable securities	1,767	52,057
Property and equipment, net	44,996	40,588
Intangible and other assets, net	3,718	3,455

Total assets	$145,959	$127,889

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,307	$5,710
Accrued compensation and benefits	6,116	4,266
Deferred revenue	2,259	2,394
Other accrued liabilities	2,673	3,372
Total current liabilities	16,355	15,742

Deferred income taxes	879	838
Deferred lease credits and other long-term liabilities	2,401	2,182
Total liabilities	19,635	18,762

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding: 14,015,000 and 13,500,000 shares	102,979	93,091
Accumulated other comprehensive loss, net of tax	(90)	(152)
Retained earnings	23,435	16,188

Total shareholders' equity	126,324	109,127

Total liabilities and shareholders' equity	$145,959	$127,889

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Retail stores	$28,719	$23,917	$84,577	$70,063
Specialty sales	14,135	10,549	39,988	30,550
Net revenue	42,854	34,466	124,565	100,613

Operating expenses:
Cost of sales and related occupancy expenses	19,671	16,143	56,568	46,355
Operating expenses	14,868	11,903	42,731	34,260
Marketing and advertising expenses	1,103	762	2,675	2,613
Depreciation and amortization expenses	1,864	1,487	5,365	4,166
General and administrative expenses	2,122	1,221	6,432	4,724

Total operating costs and expenses	39,628	31,516	113,771	92,118

Income from operations	3,226	2,950	10,794	8,495

Investment income, net	421	227	1,176	655

Income before income taxes	3,647	3,177	11,970	9,150

Income tax provision	1,431	1,168	4,723	3,557

Net income	$2,216	$2,009	$7,247	$5,593

Net income per share:
Basic	$0.16	$0.15	$0.53	$0.42
Diluted	$0.15	$0.14	$0.50	$0.40

Shares used in calculation of net income per share:
Basic	13,949	13,420	13,754	13,269
Diluted	14,658	14,115	14,421	13,915

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	October 2,	September 26,
	2005	2004
Cash flows from operating activities:
Net income	$ 7,247	$ 5,593
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,327	4,983
Tax benefit from exercise of stock options	3,185	2,843
Loss on disposition of assets and asset impairment	445	7
Other	88	181
Changes in other assets and liabilities:
Accounts receivable	(792)	(277)
Inventories	(8,137)	(4,162)
Prepaid expenses and other current assets	(2,435)	(31)
Other assets	(119)	484
Accounts payable and accrued liabilities	709	(1,109)
Deferred lease credits and other long-term liabilities	219	525
Net cash provided by operating activities	6,737	9,037

Cash flows from investing activities:
Purchases of property and equipment	(11,130)	(10,576)
Proceeds from sales of property and equipment	51	9
Changes in restricted investments	(250)	(1,550)
Proceeds from sales and maturities of marketable securities	41,244	71,180
Purchases of marketable securities	(40,696)	(94,867)
Net cash used in investing activities	(10,781)	(35,804)

Cash flows from financing activities:
Net proceeds from issuance of common stock	6,684	4,935
Purchase of common stock	-	(4,631)
Bank overdrafts	(96)	-
Repayment of debt	-	(3)
Net cash provided by financing activities	6,588	301

Increase (decrease) in cash and cash equivalents	2,544	(26,466)
Cash and cash equivalents, beginning of period	11,356	30,263

Cash and cash equivalents, end of period	$ 13,900	$ 3,797

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company”) as of October 2, 2005 and for the thirteen and thirty-nine weeks ended October 2, 2005 and September 26, 2004 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. These financial statements have been prepared using the same accounting policies as, and should be read in conjunction with, the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005. The January 2, 2005 balance sheet has been derived from the year end financial statements. The results of operations for the thirteen and thirty-nine weeks ended October 2, 2005 are not necessarily indicative of the results expected for the full year.

The Company has changed the classification of restricted investments on the consolidated statement of cash flows, which had the affect of increasing cash flows from operations and decreasing cash flows from investing activities by $1.6 million for the thirty-nine weeks ended September 26, 2004.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Net income - as reported	$2,216	$2,009	$7,247	$5,593
Stock-based employee compensation included in
reported net income, net of tax	6	15	10	46
Stock-based compensation expense determined
under fair value based method, net of tax	(772)	(955)	(3,257)	(3,333)
Net income - pro forma	$1,450	$1,069	$4,000	$2,306

Basic net income per share - as reported	$0.16	$0.15	$0.53	$0.42
Basic net income per share - pro forma	$0.10	$0.08	$0.29	$0.17

Diluted net income per share - as reported	$0.15	$0.14	$0.50	$0.40
Diluted net income per share - pro forma	$0.10	$0.08	$0.28	$0.17

During the thirteen and thirty-nine weeks ended October 2, 2005, 0 and 300,000, respectively, options vested subject to acceleration provisions based on stock price appreciation, resulting in $1.1 million of the pro forma adjustment for the thirty-nine week period. The Company has no additional outstanding options subject to acceleration provisions based on stock price appreciation.

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options Granted for the Thirty-nine Week Period Ended
	Oct. 2,	Sept. 26,
	2005	2004

Expected dividend rate	0.00%	0.00%
Expected volatility
- Options	39.5%	44.2%
- ESPP awards	27.3%	52.3%
Risk-free interest rate
- Options	3.8%	4.0%
- ESPP awards	3.3%	1.3%
Expected lives (years)
- Options	3.6	5.2
- ESPP awards	0.5	1.3

Comprehensive Income

For the thirteen weeks ended October 2, 2005 and September 26, 2004, comprehensive income was $2,256,000 and $2,113,000, respectively. For the thirty-nine weeks ended October 2, 2005 and September 26, 2004, comprehensive income was $7,309,000 and $5,492,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Basic weighted average shares outstanding	13,949	13,420	13,754	13,269
Incremental shares from assumed exercise
of stock options	709	695	667	646
Diluted weighted average shares outstanding	14,658	14,115	14,421	13,915

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method.

For the thirteen weeks ended October 2, 2005 and September 26, 2004, 5,063 and 0 anti-dilutive options, respectively, and for the thirty-nine weeks ended October 2, 2005 and September 26, 2004, 1,688 and 211,495 anti-dilutive options, respectively, were excluded from the computation of diluted weighted average shares outstanding.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting used by the Company. Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The Company will adopt SFAS 123(R) beginning January 2, 2006, as required, and expects to adopt the standard using the modified prospective method requiring the Company to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Until a final decision is made, however, the Company will continue to review alternatives and might ultimately choose another reporting method. Management is currently evaluating its valuation methodology and forfeiture rates, as well as various compensation strategies, and has not determined the effect that the new standard will have on future period financial statements. The Company believes that the adoption of SFAS 123(R) will have a significant impact on its financial statements.

3.  MARKETABLE SECURITIES

The Company’s short and long-term marketable securities balances include U.S. government, agency, municipal and guaranteed student loan obligations, and are classified as available-for-sale. Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

As of October 2, 2005, the Company reclassified marketable securities with remaining maturities of less than one year to short-term marketable securities as they are available for current operations.  Previously all marketable securities were classified as long-term.

4.	INVENTORIES

The Company’s inventories consist of the following:
	Oct. 2,	Jan. 2,
	2005	2005
Raw materials	$14,283	$7,416
Finished goods	6,468	5,198
Total	$20,751	$12,614

5. SEGMENT INFORMATION

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consists of whole bean coffee and related product sales through grocery, home delivery, foodservice and office coffee accounts.

The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses, general and administrative expenses, and investment income, net. Unallocated assets include cash and cash equivalents, coffee inventory in the warehouse, corporate headquarter, roasting plant, intangible and other assets.

	Retail		Specialty		Unallocated	Total
		Percent of		Percent of			Percent of
	Amount	Net Revenue	Amount	Net Revenue		Amount	Net Revenue
Thirteen weeks ended October 2, 2005:
Net revenue	$28,719	100.0%	$14,135	100.0%		$42,854	100.0%
Cost of sales and occupancy	13,002	45.3%	6,669	47.2%		19,671	45.9%
Operating expenses	12,110	42.2%	2,758	19.5%		14,868	34.7%
Depreciation and amortization	1,311	4.6%	386	2.7%	$167	1,864	4.3%
Segment operating income	2,296	8.0%	4,322	30.6%	(3,392)	3,226	7.5%
Investment income, net					421	421
Income before income taxes						3,647

Total assets	35,105		11,063		99,791	145,959
Capital expenditures	4,128		226		292	4,646

Thirteen weeks ended September 26, 2004:
Net revenue	$23,917	100.0%	$10,549	100.0%		$34,466	100.0%
Cost of sales and occupancy	11,095	46.4%	5,048	47.9%		16,143	46.9%
Operating expenses	9,672	40.4%	2,231	21.1%		11,903	34.5%
Depreciation and amortization	1,065	4.5%	270	2.6%	$152	1,487	4.3%
Segment operating income	2,085	8.7%	3,000	28.4%	(2,135)	2,950	8.6%
Investment income, net					227	227
Income before income taxes						3,177

Total assets	27,079		8,169		83,249	118,497
Capital expenditures	3,332		964		478	4,774

Thirty-nine weeks ended October 2, 2005:
Net revenue	$84,577	100.0%	$39,988	100.0%		$124,565	100.0%
Cost of sales and occupancy	37,645	44.5%	18,923	47.3%		56,568	45.4%
Operating expenses	34,837	41.2%	7,894	19.7%		42,731	34.3%
Depreciation and amortization	3,750	4.4%	1,129	2.8%	$486	5,365	4.3%
Segment operating income	8,345	9.9%	12,042	30.1%	(9,593)	10,794	8.7%
Investment income, net					1,176	1,176
Income before income taxes						11,970

Total assets	35,105		11,063		99,791	145,959
Capital expenditures	8,986		1,067		1,077	11,130

Thirty-nine weeks ended September 26, 2004:
Net revenue	$70,063	100.0%	$30,550	100.0%		$100,613	100.0%
Cost of sales and occupancy	31,598	45.1%	14,757	48.3%		46,355	46.1%
Operating expenses	27,354	39.0%	6,906	22.6%		34,260	34.1%
Depreciation and amortization	2,945	4.2%	779	2.5%	$442	4,166	4.1%
Segment operating income	8,166	11.7%	8,108	26.5%	(7,779)	8,495	8.4%
Investment income, net					655	655
Income before income taxes						9,150

Total assets	27,079		8,169		83,249	118,497
Capital expenditures	7,712		1,365		1,499	10,576

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,”“should,”“could,”“predict,”“potential,”“continue, “expect,”“anticipate,”“future,”“intend,”“plan,”“believe,”“estimate,”“forecast” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors including but not limited to, coffee and other raw material prices and availability, successful execution of business strategies and plans for expansion, competition, general economic conditions, the popularity of specialty coffee due to consumer trends, labor relations, health factors or other issues, as well as other risk factors as described more fully in our Annual Report on Form 10-K for the year ended January 2, 2005. Forward-looking statements speak only as of the date of this report.

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

Our accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended January 2, 2005. These accounting policies are applied consistently for all periods presented. We have identified the following critical accounting policies:

▪
Inventory. Raw materials consist primarily of green bean coffee. Finished goods consist primarily of roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which are valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

▪
Long-lived assets. We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

▪
Accrued workers’ compensation. We record an estimated liability for the self-insured portion of our workers’ compensation insurance program. The liability of $1.9 million recorded as of October 2, 2005 is determined based on information received from our insurance carrier including claims paid, filed and reserved for, historical experience, as well as an estimate for claims incurred but not reported. Should a greater or lesser amount of claims occur compared to what is estimated or the settlement costs increase or decrease beyond what was anticipated, the recorded liability may need to be adjusted.

▪
Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to its operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to estimated realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect our annual effective income tax rate.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct 2,	Sep 26,	Oct 2,	Sep 26,
	2005	2004	2005	2004
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	45.9	46.9	45.4	46.1
Operating expenses	34.7	34.5	34.3	34.1
Marketing and advertising expenses	2.6	2.2	2.1	2.6
General and administrative expenses	5.0	3.5	5.2	4.7
Depreciation and amortization expenses	4.3	4.3	4.3	4.1
Income from operations	7.5	8.6	8.7	8.4
Investment income, net	1.0	0.6	0.9	0.7
Income before income taxes	8.5	9.2	9.6	9.1
Income tax provision	(3.4)	(3.4)	(3.8)	(3.5)
Net income	5.1%	5.8%	5.8%	5.6%

Percent of net revenue by business segment:
Retail stores	67.0%	69.4%	67.9%	69.6%
Specialty sales	33.0	30.6	32.1	30.4

Percent of net revenue by business category:
Whole bean coffee and related products	56.2%	57.1%	56.6%	58.1%
Beverages and pastries	43.8	42.9	43.4	41.9

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	45.3%	46.4%	44.5%	45.1%
Specialty sales	47.2	47.9	47.3	48.3

Operating expenses as a percent of segment revenue:
Retail stores	42.2%	40.4%	41.2%	39.0%
Specialty sales	19.5	21.1	19.7	22.6

Percent increase (decrease) from prior year:
Net revenue	24.3%	19.5%	23.8%	17.9%
Retail stores	20.1	15.5	20.7	13.4
Specialty sales	34.0	29.8	30.9	29.9
Cost of sales and related occupancy expenses	21.9	21.3	22.0	18.0
Operating expenses	24.9	26.3	24.7	21.6
Marketing and advertising expenses	44.8	(20.5)	2.4	(22.2)
General and administrative expenses	73.8	(74.9)	36.2	(38.8)
Depreciation and amortization expenses	25.4	21.1	28.8	17.5

Selected operating data:
Number of retail stores in operation:
Beginning of the period	100	82	92	75
Store openings	5	5	13	12
Store closures	0	0	0	0
End of the period	105	87	105	87

Thirteen Weeks Ended October 2, 2005 Compared to Thirteen Weeks Ended September 26, 2004

Net revenue

Net revenue for the thirteen weeks ended October 2, 2005 increased 24.3% versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 22.3% to $24.1 million, mostly due to specialty sales, while beverage and pastry sales increased 27.0% to $18.8 million.

In the retail segment, revenue increased by $4.8 million primarily as a result of increased sales from the 18 stores we opened in the last 12 months and secondarily from existing stores. We opened five new stores during this quarter, all in California. Sales of whole bean coffee and related products in the retail segment increased by 8.6% to $10.2 million, while sales of beverages and pastries increased by 27.5% to $18.5 million. The growth in whole bean and related products was driven by stores we opened since last year, partially offset by declining whole bean sales in existing stores caused by the increase of availability of Peet’s coffee in grocery and new retail stores. The increase in beverage and pastry sales was primarily due to sales at the stores we opened since last year, higher traffic in existing stores, and a price increase we implemented in October 2004.

In the specialty sales segment, revenue increased $3.6 million primarily due to a $2.3 million increase in grocery sales. Grocery sales increased 53.2% over last year as we increased our volume with existing accounts and increased the number of grocery stores selling our products. We believe we continue to benefit from consumer awareness of Peet’s at neighborhood grocery stores and from our direct store delivery (“DSD”) system by having better product displays, rotation, and special offerings. In addition, we are currently in more than 3,800 grocery stores, or approximately 300 more than this time last year. In the food service channel, sales increased 35.6% primarily due to the addition of selected new accounts, such as new licensed locations at the San Francisco International Airport. In office coffee, sales increased 33.4% due to new accounts added over the last 12 months. In home delivery, sales increased 10.6% as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue decreased 1.0% primarily due to the price increase in October 2004. In the retail segment, cost of sales as a percent of sales decreased by 1.1% as a result of the price increase, partially offset by the impact of new stores, where lower volumes result in higher occupancy and product costs as a percent of sales. In the specialty segment, cost of sales as a percent of net revenue decreased by 0.7% primarily due to the absence of amortization related to the Safeway slotting fee paid in 2002 that was fully amortized as of September 2004. This fee was previously recorded as a reduction of revenue, which had a negative impact on margins last year.

Operating expenses

Operating expenses were $14.9 million, or 34.7% of net revenue, compared to $11.9 million, or 34.5% of net revenue, for the same period last year. Retail operating expenses as a percent of retail revenue increased from 40.4% to 42.2% due to investments in headcount to support our growing retail operations and new store expansion, partially offset by the price increase. Specialty sales operating expenses decreased from 21.1% to 19.5% as we continued to leverage higher sales growth on a more fixed cost operating structure.

Marketing and advertising expenses

Marketing and advertising expenses were $1.1 million, or 2.6% of net revenue, compared to $0.8 million, or 2.2% of net revenue, for the same period last year. Marketing expenses were higher as a percent of revenue primarily due incremental investments in research and the development of new promotions.

General and administrative expenses

General and administrative expenses in the current quarter were $2.1 million, or 5.0% of net revenue, compared to $1.2 million, or 3.5% for the same period last year. Last year’s amount included a $0.5 million expense reduction as a result of an adjustment to a 2003 California wage and hour lawsuit reserve. The remaining increased expense over prior year of $0.4 million was due to increases in headcount to support our growth.

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

Provision for income taxes

We estimate our effective tax rate to be 39.6% for the full year, while for the quarter it was 39.2% primarily due to timing of the resolution of certain tax matters. Throughout the year, we expect variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

Thirty-nine Weeks Ended October 2, 2005 Compared to Thirty-nine Weeks Ended September 26, 2004

Net revenue

Net revenue for the thirty-nine weeks ended October 2, 2005 increased 23.8% versus the same prior year period primarily as a result of the continued expansion of our retail and specialty sales segments. Whole bean and related sales increased 20.6% to $70.5 million, mostly due to specialty sales, while beverage and pastry sales increased 28.3% to $54.0 million.

In the retail segment, our revenue increased by $14.5 million primarily as a result of increased sales from the 18 stores we opened in the last 12 months and secondarily from existing stores. We have opened 13 new stores through the end of the period this year. Sales of whole bean coffee and related products in the retail segment increased by 9.0% to $31.3 million, while sales of beverages and pastries increased by 28.8% to $53.2 million. The growth in whole bean and related products was driven by stores we opened since last year, partially offset by declining whole bean sales in existing stores caused by the increase of availability of Peet’s coffee in grocery and new retail stores. The increase in beverage and pastry sales was primarily due to sales at the stores we opened since last year and the retail price increase in October 2004.

In the specialty sales segment, revenue increased $9.4 million primarily due to a $6.0 million increase in grocery sales. Grocery sales increased 49.4% over last year primarily as we increased our volume with existing accounts and increased the number of grocery stores selling our products. At the end of the period, Peet’s coffee was in approximately 3,800 grocery stores, or 300 more than this time last year. In the food service channel, sales increased 31.2% primarily due to the addition of selected new accounts, such as new licensed locations at the San Francisco International Airport. In office coffee, sales increased 30.4% due to new accounts added over the last 12 months. In home delivery, sales increased 11.0% as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs.

Cost of sales and related occupancy expenses

Cost of sales as a percent of net revenue decreased 0.7% primarily due to the price increase in October 2004. In the retail segment, cost of sales as a percent of sales decreased by 0.6% as a result of the price increase, partially offset by the impact of new stores and increased occupancy expenses. In the specialty segment, cost of sales as a percent of net revenue decreased by 1.0% due primarily to the absence of amortization related to the Safeway slotting fee that was fully amortized as of September 2004. This fee was previously recorded as a reduction of revenue, which had a negative impact on margins.

Operating expenses

Operating expenses as a percent of net revenue for the current period were 34.3% of net revenue compared to 34.1% for the same period last year for the total company. Retail operating expenses as a percent of retail revenue increased from 39.0% to 41.2% due to investments in headcount to support our growing retail operations and new store expansion, partially offset by the price increase. Specialty sales operating expenses decreased from 22.6% to 19.7% as we continued to leverage higher sales growth on a more fixed cost operating structure.

Marketing and advertising expenses

Marketing and advertising expenses were $2.7 million, or 2.1% of net revenue, compared to $2.6 million, or 2.6% of net revenue, for the same period last year. Marketing expenses were lower as a percent of net revenue primarily due to the timing of current year spending.

General and administrative expenses

General and administrative expenses in the current period were 5.2% of net revenue, compared to 4.7% for the same period last year. The 0.5% increase over last year is due to the $0.5 million increase in income recognized last year related to the adjustment to a 2003 California wage and hour lawsuit reserve.

Depreciation and amortization expenses

Depreciation and amortization expenses were higher compared to the same period last year due primarily to the 18 stores we opened during the last 12 months.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $1.2 million in interest income, compared to $0.7 million last year, primarily due to higher interest rates on our investments.

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 2005, we had $13.9 million in cash and cash equivalents and $51.5 million in marketable securities for a total of $65.4 million. Working capital was $79.1 million as of the end of this quarter compared to $16.0 million at January 2, 2005, largely due to the change in classification of marketable securities from long-term to short-term.

Net cash provided by operations was $6.7 million during the first thirty-nine weeks of 2005 compared to $9.0 million in the same prior year period. Decrease in cash flow provided by operations was due to increased seasonal coffee purchases, income tax prepayments, and rent prepayments due to the timing of the end of the month. The increase in the quantity of green coffee inventory was due to business growth and increased purchases driven by the favorable market conditions at the time of commitment in 2004.

Net cash used in investing activities was $10.8 million during 2005 compared to $35.8 million in the same prior year period. Investing activities in the current period related primarily to the purchases of property and equipment. During the prior period $23.7 million represented marketable securities net purchases from the transfer of cash.

Net cash provided by financing activities was $6.6 million during 2005 compared to $0.3 million in the same prior year period. Financing activities for the periods consisted primarily of the exercise of stock options, which was offset in the prior year period by purchases of common stock.

Our 2005 capital requirements consist primarily of expenditures relating to new store openings, remodeling of existing stores, equipment for the grocery channel, information technology enhancements and investments in our roasting plant. During the first thirty-nine weeks of 2005, we spent $11.1 million, of which $8.2 was spent on new stores. Our remaining 2005 capital expenditures are expected to be approximately $4.0 million.

The Company currently leases a facility in Emeryville, California that houses our roasting plant and corporate offices.  Due to space constraints, we are in the process of exploring alternatives to relocate the roasting plant within the San Francisco Bay Area in 2007.  Currently, our primary option is to purchase land to build a roasting plant and use our existing facility for our corporate office. Under this scenario, we estimate capital requirements to be approximately $20.0 to $25.0 million.    In anticipation of converting our existing plant to office space, we exercised our option to extend our current lease for an additional ten years, with two five year options and the ability to terminate early if needed This move will involve costs for relocation and write-offs of certain building improvements and fixtures, and will result in an increase in future depreciation and occupancy related costs.

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

As of October 2, 2005, we had approximately $24.4 million in open fixed-priced purchase commitments with delivery dates ranging from October 2005 through December 2007. We believe these commitments, combined with our current inventory, cover 100% of our remaining 2005 needs and 80% of our 2006 roasting requirements. We believe, based on relationships established with our suppliers that the risk of non-delivery on such purchase commitments is low.

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

As of October 2, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

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

PEET’S COFFEE & TEA, INC.
Date: November 10, 2005	By: /s/ Thomas Cawley Vice President, Chief Financial Officer, and Secretary