Form 10-K
period 2006-01-01
PEETS COFFEE & TEA INC
filed 2006-03-16
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 1, 2006

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

None

Indicate by check mark whether the registrant is well-known, seasoned filer (as defined in Rule 405 under the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price and shares of the Common Stock outstanding on July 3, 2005 (the registrant’s most recently completed second quarter) and February 24, 2006, as reported by the Nasdaq National Market, was $472,404,296 and $421,454,810, respectively. Shares of Common Stock held by each officer, director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2006, 13,923,185 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2006 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended January 1, 2006, are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business” and elsewhere in this report include forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

•	Implementing our business strategy;

•	Attracting and retaining customers;

•	Obtaining and expanding our market presence in new geographic regions;

•	The availability and pricing of high quality Arabica coffee beans;

•	Consumers’ tastes and preferences; and

•	Competition in our market.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under the caption “Risk Factors” and elsewhere in this annual report on Form 10-K (“report”). Forward-looking statements speak only as of the date of this report.

PART I

Item 1.	Business

Peet’s Coffee & Tea (“Peet’s” or the “Company”) is a specialty coffee roaster and marketer of fresh roasted whole bean coffee. We sell our coffee under strict freshness standards through multiple channels of distribution including grocery stores, home delivery, office, restaurant and food service accounts and Company-owned and operated stores in six states.

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

We have expanded from a retailer that operates its own outlets to a premium coffee brand available through multiple channels of distribution. We signed our first office coffee distribution agreement in 1997 and have since added a number of restaurants, food service accounts and office coffee distributors in select markets. We added online ordering capability to our website in 1997 to complement our existing mail order home delivery business and have since invested in marketing programs designed to support our home delivery channel. In 1998, we initiated a strategic expansion into specialty grocery and gourmet food stores. This expansion was further developed to include distribution to mainstream grocers as we expanded our grocery accounts from 130 to approximately 4,000 stores. We believe our expansion strategy emphasizes disciplined growth and enhancement of our brand’s image and quality reputation. We operate our business through two reportable segments: retail and specialty sales. See Note 13, “Segment Information” to the “Notes to Consolidated Financial Statements” included elsewhere in this report.

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

Company Retail Stores

At January 1, 2006, we operated 111 retail stores in six states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions on coffee origins and on home brewing. Upon order, beans are scooped and ground to the customer’s specific requirements. At our beverage counter, we rotate and sell freshly-brewed coffees and coffee-based beverages to promote customer familiarity, sampling, and sales of whole-bean coffees. To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso based drink is made to order using freshly pulled shots of espresso and freshly steamed milk. See “Item 2. Properties” for further discussion about our retail stores.

Specialty Sales

Grocery

In addition to sales through our retail stores, we have expanded the availability of our products through a network of grocery stores, including Safeway, Albertson’s, Ralph’s and Whole Foods Market. To support this expansion, we have developed a DSD sales and distribution system. Peet’s DSD route sales representatives deliver to their stores weekly, properly shelve the product, resolve pricing discrepancies, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships. We currently have 135 DSD route sales representatives, of which approximately 37 are full-time Peet’s employees, to continue to support the expansion into new grocery accounts in the western United States and our existing grocery customers.

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

Our Coffee

Coffee Beans

Coffee is an agricultural crop that undergoes price fluctuation and quality changes depending on weather, economic and political conditions in coffee producing countries. We purchase only Arabica coffee beans, which are considered superior to beans traded in the commodity market. Thus, the Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Our access to high quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. We believe that, as a result of our reputation that has been built over 39 years, we have access to some of the highest quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. We typically carry approximately $7 million to $15 million worth of green coffee beans in our inventory. We mitigate the risks associated with fluctuations in coffee prices by entering into fixed price commitments and in the past, hedging agreements, for a portion of our green coffee bean requirements.

Our Roasting Method

Our roasting method was first developed by Alfred Peet and further honed by our talented and skilled roasting personnel who make a long-term commitment to our artisan craft. We roast by hand in small batches, and we rely on the skills and training of each roaster to maximize the flavor and potential in our beans. Our roasters undergo an extensive apprenticeship program to learn our roasting method and to gain the skills necessary to roast coffee at Peet’s.

Coffee Types and Blends

Beyond sourcing and roasting, we have developed a reputation for expert coffee blending. Our blends, such as Major Dickason’s Blend®, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 32 types of coffee as regular menu items, Including approximately 21 blends and 11 single origin coffees such as Colombia, Guatemala, Sumatra and Kenya. We also offer a line of high-end reserve coffees including JR Reserve Blend® and Kona, and we have also featured seasonal reserve coffees such as Jamaica Blue Mountain and Aged Sulawesi Peaberry. We are active in seeking, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year, including our Anniversary Blend and Holiday Blend.

Tea, Food and Merchandise

Peet’s offers a line of hand selected whole leaf and bagged tea. Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Emeryville. We offer a limited line of specialty food items, such as jellies, jams and candies. These products are carefully selected for quality and uniqueness.

Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware. We do not emphasize these items, but we carry them in retail stores and offer them through home delivery as a means to reinforce our commitment to premium home-brewed coffee and tea.

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

Our roasted coffee is priced in tiers. Our regular menu coffees are currently priced in our retail locations within a range of $9.95 to $17.95 per pound. Our line of high-end reserve coffees introduced in 2001 are priced between $49.90 and $79.90 per pound. In the grocery channel, we sell our coffee in 12 ounce packages at prices established by the grocery store. Most grocery stores sell our product at a price between $9.99 and $10.99 for a 12 ounce bag.

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We place high value on our Peet’s trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea®, peets.com®, Blend 101®, Espresso Forte®, Fresh Fridays®, Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Maduro Blend®, Major Dickason’s Blend®, Pride of the Port®, Pumphrey’s Blend®, Sierra Dorada Blend®, Summer House®, Snow Leopard®, Top Blend® and Vine Street Blend®. We also have registered trademarks on our stylized logo. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks including eCup™ and A Cup Is Worth A Thousand Words™.

We own registered trademarks for our name and logo in Argentina, Australia, Canada, Chile, China, the European Union, Hong Kong, Japan, Paraguay, Singapore, South Korea, Taiwan and Thailand. We have filed additional applications for trademark protection in Brazil and the Philippines. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet’s and our roasting process.

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

Information Systems

The information systems installed at Peet’s are used to manage our operations and increase the productivity of our workforce. We believe our point-of-sale system increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. Our registers have touch screen components and full point-of-sale capability. In 2002, during the rollout of our DSD system in the grocery channel, we implemented a grocery order entry and invoice system with handheld capability that allows our route sales representatives to provide service and information on the spot. In 2003, we implemented business intelligence software to better support and analyze our business in all channels. In 2004, we deployed an integrated labor and scheduling system in our retail stores to improve productivity and customer service.

Our website, www.peets.com, is hosted at our corporate headquarters in Emeryville, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our website is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and the United States Postal Service. Our website contains several customer-centered functions. Manage Deliveries is an application which enables consumers to schedule recurring deliveries including choosing specific coffees and teas to be delivered at the frequency of their choice. Other important customer functions include a coffee and tea selector, Express Buy and multiple “ship-to” capability on a single bill. Additionally, customers with Peet’s cards can check their balance as well as reload their card online. We designed our website to provide fast, easy and effective operation when navigating and shopping on our website. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

Employees

As of February 24, 2006, we employ a workforce of 2,813 people, approximately 478 of whom work approximately 40 hours per week and are considered full-time employees. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week and have worked at least 500 total hours for the Company. We continue to offer competitive benefits packages to attract and retain valuable employees.

Government Regulation

Our coffee roasting operations and our retail stores are subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then:

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

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of February 24, 2006.

Name	Age	Position
Patrick J. O’Dea	44	Chief Executive Officer, President and Director
Thomas P. Cawley	45	Chief Financial Officer, Vice President and Secretary
James E. Grimes	50	Vice President, Operations and Information Systems
Bruce E. Schroder	46	Vice President, General Manager Retail

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

Bruce E. Schroder has served as Vice President since June 2003. He is currently serving as Vice President, General Manager Retail and was our Vice President of Specialty from June 2003 to January 2005. From December 2001 through May 2003, he was CEO for HomeGain.com, Inc. an Internet based real estate company. Prior to that, Mr. Schroder spent a combined total of nearly 16 years with PepsiCo, in finance, sales, marketing and general management roles for Pepsi Bottling Group, Taco Bell, Pepsi Fountain Beverage, The North American Coffee Partnership and SoBe. Mr. Schroder began his career as a CPA with Arthur Andersen & Co. and also served as Executive Vice President of Retail Marketing for Wells Fargo Bank.

Item 1A.	Risk Factors

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

Our business strategy emphasizes expansion through multiple channels of distribution. Currently, our retail stores, which generated over 67% of our 2005 net revenue, continue to be an important element of our business. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

•	Market our products on a national scale and over the internet;

•	Enter into distribution and other strategic arrangements with third party retailers and other potential distributors of our coffee;

•	Increase our brand recognition on a national scale;

•	Identify and lease strategic locations suitable for new stores; and

•	Manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

Our revenue may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Because our business is highly dependent on a single product, specialty coffee, if the demand for specialty coffee decreases, our business could suffer.

Sales of specialty coffee constituted nearly 84% of our 2005 net revenue. Demand for specialty coffee is affected by many factors, including:

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

Our California retail stores generated 59% of our 2005 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand.

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

Government mandatory healthcare requirements could adversely affect our profits.

The Company offers healthcare benefits to all employees who work at least 21 hours a week and meet service eligibility requirements. In the past, some states, including California, have unsuccessfully proposed legislation mandating that employers pay healthcare premiums into a state run fund for all employees immediately upon hiring. If legislation similar to this were to be enacted in the states we do business, it could have an adverse affect on the company’s profits.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

All of our 111 retail locations at year-end are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

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

We have only one coffee roasting and distribution facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business.

Our earthquake insurance covers net income, continuing normal operating expenses and extra expenses incurred during the period of restoration. However, in the event of a catastrophic earthquake, our coverage is limited and we would incur additional expenses.

We have a high deductible workers’ compensation insurance program and more claims and higher costs from these claims may adversely affect our profits.

Our current workers’ compensation insurance program is a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. The California workers’ compensation environment has been unpredictable with continually increasing costs in the past five years. The majority of our business is in California; therefore, we are exposed to the same increased costs. Additionally, we have had to estimate our liability for existing claims whose outcome is uncertain. While we believe our reserve methodology on these claims is appropriate today, unfavorable development in this area will also affect any open claims that were filed beginning March 2002, the date we transitioned to a high deductible program. Should a greater amount of claims occur or the settlement costs increase beyond what was anticipated, our expenses could increase and our profitability may decrease.

Increases in the cost and decreases in availability of high quality Arabica coffee beans could impact our profitability and growth of our business.

Green coffee is our largest single cost of sales. We do not purchase coffee on the commodity markets, but price movements in the trading of coffee do impact the price we pay. Over the past fifteen months, the commodity cost for coffee has risen above the range it was trading in for the prior three to four years. Coffee is a trade commodity and, in general, its price can fluctuate depending on:

•	Weather patterns in coffee-producing countries;

•	Economic and political conditions affecting coffee-producing countries;

•	Foreign currency fluctuations;

•	The ability of coffee-producing countries to agree to export quotas; and

•	General economic conditions that make commodities more or less attractive investment options.

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

Competition in the specialty coffee market is intense and could affect our profits.

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

Many of these new market entrants may have substantially greater financial, marketing and operating resources than we do. In addition, many of our existing competitors have substantially greater financial, marketing and operating resources than Peet’s.

Lawsuits and other claims against the Company may adversely affect our profits.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Peet’s headquarters are located in Emeryville, California, where the Company leases approximately 103,000 square feet of office and production space in multiple locations, including roasting and direct delivery fulfillment facilities. Within these facilities, we have 29,000 square feet devoted to general corporate and retail overhead and a call center for the home delivery business. In August 2005, in anticipation of converting our existing plant to office space, we exercised our option to extend our current lease for an additional ten years through October 2015 with two five year options and the ability to terminate early if needed during the first two years of the lease.

On November 29, 2005, we entered into an agreement with Harbor Bay Acquisition LLC to purchase property in Alameda, California for the purpose of operating a new roasting facility. The agreement specifies that, upon completion of construction, the Company will acquire approximately 460,000 square feet of land and a 135,000 square foot building with related site improvements as specified. Harbor Bay Acquisition LLC will manage the construction of the facility, which has been specifically designed for the Company and upon successful completion, the Company is obligated to purchase the facility and the land. The Company anticipates the plant to be at full production capability by April 2007. See “Item 7. Liquidity and Capital Resources” for further discussion.

In 2005, we opened 20 new stores and closed 1 store. Our retail locations are all company-owned and operated in leased facilities. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of retail locations as of January 1, 2006:

Location	Number
Northern California	71
Southern California	24
Illinois	2
Oregon	5
Massachusetts	6
Washington	2
Colorado	1

Total	111

Item 3.	Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended January 1, 2006.

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

	High	Low
Fiscal Year Ended January 1, 2006
Fourth Quarter	$33.27	$28.12
Third Quarter	36.80	29.40
Second Quarter	34.00	25.13
First Quarter	26.40	23.26
Fiscal Year Ended January 2, 2005
Fourth Quarter	$27.15	$22.70
Third Quarter	25.66	21.66
Second Quarter	24.34	21.00
First Quarter	21.41	16.25

As of February 24, 2006, there were approximately 323 registered holders of record of the Company’s common stock. On February 24, 2006, the last sale price reported on the Nasdaq National Market for the common stock was $30.27 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Use of Proceeds from Sales of Registered Securities

We completed our initial public offering of our common stock in January and February 2001 pursuant to a Registration Statement on Form S-1 initially filed on October 13, 2000, as subsequently amended (File No. 333-47597). As of February 24, 2006, the total net proceeds of $17.8 million from the offering had been used for debt reduction.

We completed our secondary public offering of our common stock in April 2002 pursuant to a Registration Statement on Form S-3 initially filed on March 27, 2002, as subsequently amended (File No. 333-85085). Net proceeds from the offering were $41.0 million. As of February 24, 2006, all of the net proceeds were invested in interest-bearing, U.S. government, agency and municipal obligations. We expect that our use of proceeds from our secondary offering will conform to the intended use of proceeds as described in our prospectus dated April 19, 2002, except that a portion of the proceeds is expected to be used to purchase a new roasting facility and underlying land (see “Item 7. Liquidity and Capital Resources”) and the proceeds have been invested in interest-bearing, U.S. government, agency, municipal and guaranteed student loan obligations until required for that purpose or for working capital purposes.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during 2005.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 7 – December 5, 2005	174,000	$28.30	174,000	589,504

Total	174,000	$28.30	174,000	589,504

(1)	Represents purchases made by the Company pursuant to its stock purchase program. On February 11, 2004, the Company’s Board of Directors authorized the Company to purchase up to 1.0 million shares of Peet’s common stock, with no expiration, and the Company announced its plan on February 12, 2004 on Form 8-K. As of February 24, 2006, 410,496 shares have been purchased. The Company expects to make purchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 6.	Selected Financial Data

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year
	2005 (52 weeks)	2004 (53 weeks)	2003 (52 weeks)	2002 (52 weeks)	2001 (52 weeks)
Statement of Operations Data:
Net revenue	$175,198	$145,683	$119,816	$104,073	$94,400
Cost of sales and related occupancy expenses	80,374	67,189	54,961	48,146	45,357
Operating expenses	59,060	48,530	38,751	33,221	30,617
Marketing and advertising expenses	4,008	3,775	4,525	4,554	4,812
Depreciation and amortization expenses	7,299	5,794	4,890	4,568	5,038
General and administrative expenses	8,757	7,262	9,193	6,732	6,243

Income from operations	15,700	13,133	7,496	6,852	2,333
Interest income (expense), net	1,769	922	1,163	540	(429)

Income before income taxes	17,469	14,055	8,659	7,392	1,904
Income tax provision	(6,782)	(5,270)	(3,481)	(2,735)	(749)

Net income	$10,687	$8,785	$5,178	$4,657	$1,155

Net income per share:
Basic	$0.77	$0.66	$0.41	$0.43	$0.15

Diluted	$0.74	$0.63	$0.39	$0.40	$0.14

Shares used in calculation of net income per share:
Basic	13,801	13,308	12,589	10,919	7,941

Diluted	14,469	13,951	13,236	11,627	8,212

Balance Sheet Data:
Cash and cash equivalents	$20,623	$11,356	$30,263	$7,572	$2,718
Working capital	61,731	16,047	44,485	22,499	3,315
Total assets	147,889	127,889	110,455	95,145	41,409
Borrowings under line of credit	—	—	—	—	1,968
Current portion of long-term borrowings	—	—	3	468	513
Long-term borrowings, less current portion	—	—	—	424	895
Total shareholders’ equity	126,072	109,127	95,234	80,504	28,770

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The fiscal year ended January 1, 2006 (fiscal 2005) included 52 weeks, the fiscal year ended January 2, 2005 (fiscal 2004) included 53 weeks, and the fiscal year ended December 28, 2003 (fiscal 2003) included 52 weeks.

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and away-from-home enjoyment. Founded in Berkeley, California in 1966, Peet’s has established a loyal customer base with strong brand awareness in California. Our growth strategy is based on the sale of whole bean coffee and high-quality beverages in multiple channels of distribution including our own retail stores, grocery, home delivery, and office and restaurant accounts throughout the United States. Our current expansion strategy is focused in the western United States, where we have strong customer awareness, loyalty and brand affinity.

In 2005, the Company made good progress in its strategy to build out its multiple channels in the western United States. The results of the efforts in 2005 include:

•	opening 20 new retail locations, 18 of which were in California and the remaining two in the Pacific Northwest;

•	expanding our grocery network to now include virtually all the grocery stores west of the Rockies. This helped drive over 40% sales growth in our grocery business;

•	committing to build and purchase a new roasting facility in Alameda, California, which will enable our future growth needs for our west coast business;

•	continuing the investment in the people and systems to prepare for the continued expansion of the brand; and

•	delivering solid net revenue and earnings results as forecasted, as we have since we became a public company in 2001.

All of these results have been achieved while continuing to provide our customers with the uncompromised quality of our coffee offerings.

We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products. We believe that by offering high-quality products to consumers throughout the country, we will attract the same loyal customer base that we have attracted in California.

As we grow, our operations will continue to be vertically integrated, allowing us to control the quality of our product at all stages. We purchase high quality Arabica coffee beans from countries around the world, and we utilize our artisan-roasting technique to bring out the distinctive flavor of our coffees. Because roasted coffee is perishable, we are committed to delivering our coffee under the strictest freshness standards. As a result, we do not stock or inventory roasted coffee. We roast to order and ship fresh coffee daily to our stores and customers. Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

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

Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December.

	2005	2004	2003
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	45.9	46.1	45.9
Operating expenses	33.7	33.3	32.3
Marketing and advertising expenses	2.3	2.6	3.8
General and administrative expenses	5.0	5.0	7.7
Depreciation and amortization expenses	4.1	4.0	4.1

Income from operations	9.0	9.0	6.2
Interest income, net	1.0	0.6	1.0

Income before income taxes	10.0	9.6	7.2
Income tax provision	(3.9)	(3.6)	(2.9)

Net income	6.1%	6.0%	4.3%

Percent of net revenue by business segment:
Retail stores	67.4%	68.9%	71.6%
Specialty sales	32.6	31.1	28.4
Percent of net revenue by business category:
Whole bean coffee and related products	57.7%	59.2%	60.1%
Beverages and pastries	42.3	40.8	39.9
Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	45.1%	45.3%	45.3%
Specialty sales	47.5	47.9	47.3
Operating expenses as a percent of segment revenue:
Retail stores	40.6%	38.7%	35.5%
Specialty sales	19.4	21.4	24.3
Percent increase (decrease) from prior year:
Net revenue	20.3%	21.6%	15.1%
Retail stores	17.5	17.1	9.5
Specialty sales	26.4	32.9	32.1
Cost of sales and related occupancy expenses	19.6	22.2	14.2
Operating expenses	21.7	25.2	16.6
Marketing and advertising expenses	6.2	(16.6)	(0.6)
General and administrative expenses	20.6	(21.0)	36.6
Depreciation and amortization expenses	26.0	18.5	7.0

Selected operating data:
Number of retail stores in operation:
Beginning of the year	92	75	65
Store openings	20	17	10
Store closures	(1)	0	0

End of the year	111	92	75

2005 (52 weeks) Compared with 2004 (53 weeks)

Net revenue

Net revenue for 2005 increased 20.3% versus 2004 as a result of continued expansion of our retail and specialty sales segments. The increase from the same 52 weeks was 22.5% as the extra week accounted for 2.2%.

Sales of whole bean and related products increased 17.1% to $101.0 million. Sales from beverages and pastries increased 24.8% to $74.2 million.

In the retail segment, net revenue increased 17.5% compared to 2004, or 19.8% without the 53rd week in 2004, primarily as a result of increased sales from the 37 new stores we opened in the last two years and growth in the existing stores. Sales of whole bean coffee and related products in the retail segment increased by 6.6% to $44.9 million, while sales of beverages and pastries increased by 25.4% to $73.1 million. The increase in beverage and pastry sales was primarily caused by sales at the stores we opened in 2004 and 2005, increased traffic in our existing stores, and a price increase in October 2004. The slower growth in whole bean and related products was due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores. During 2005, we opened a total of 20 stores compared to 17 in 2004. As part of our goal of accelerating sales growth to at least 20% for 2005 and beyond, we expect to open approximately 23 to 28 stores in 2006, all of them in the western United States.

In the specialty sales segment, net revenue increased 26.4% compared to 2004, or 28.3% without the 53rd week in 2004. The $11.9 million increase consisted primarily of a $7.8 million increase in grocery sales and a $1.7 million increase in sales to restaurants and food service companies. The increase in both grocery and food service channel sales was primarily due to continued strong growth in our existing accounts and secondarily due to new accounts we added during the year. In grocery, we added 500 new stores during the year, bringing the number of grocery stores selling Peet’s coffee to approximately 4,000. In the food service area, we selectively added new accounts such as the University of California Berkeley. Net revenue to the home delivery channel, which includes online and mail order, grew 10.2% compared to 2004 as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs. In addition, office coffee sales increased 30.3% primarily due to our effort to expand distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy and hedging costs. As a percent of net revenue, cost of sales decreased from 46.1% in 2004 to 45.9% in 2005 due to the price increase taken in October 2004 and the adjustment of $0.8 million related to lease accounting in December of 2004. The price increase, which affected coffee, beverages, and tea in our retail stores and home delivery channel, lowered cost as a percent of net revenue by 1.1%. In addition, 2005 cost as a percentage of net revenue was lower than 2004 by 0.4% due to the prior year lease accounting adjustment.

These cost decreases were partially offset by higher coffee and manufacturing costs and the opening of more new stores. New stores increased cost as a percent of net revenue by 0.4% because of their higher occupancy cost on a lower sales base. In addition, increased manufacturing and packaging costs had a greater impact on costs as specialty became a larger part of the business. Lastly, higher coffee cost resulted in an additional 0.2% increase in cost of sales as a percentage of net revenue. We expect our coffee cost, which lags the commodity market price due to future commitments, to continue to increase in 2006.

Operating expenses

Operating expenses as a percent of net revenue for 2005 increased compared to 2004 primarily due to the opening of new stores, partially offset by leverage gained in the specialty segment.

In the retail segment, operating expenses as a percent of sales increased by 1.9% to 40.6%. The increase was due to a 1.6% increase from opening 37 new stores in the last two years. New stores generally have higher operating expenses due to lower sales volume and startup costs. The remaining increase was due to investments made in retail management to support store growth. The increase was partially offset by the October 2004 price increase.

As a percent of net revenue, specialty operating expenses decreased 2.0% to 19.4% as we leveraged the relatively fixed operating structure in grocery, foodservice, office and home delivery channels.

Marketing and advertising expenses

For 2005, marketing and advertising expenses increased $0.2 million compared to the prior year. The increase was driven primarily by retail trial and traffic initiatives, new store promotions, and loyalty programs in home delivery.

General and administrative expenses

General and administrative expenses increased 20.6%, or $1.5 million, compared to 2004. As a percent of sales, general and administrative expenses were consistent with last year as we continued to invest in headcount to support our growth.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2005 primarily due to the 37 stores we opened during 2005 and 2004.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $1.8 million in interest income in 2005, compared to $1.0 million last year, primarily due to higher interest rates on our investments and a higher average investment balance.

Income tax provision

This year’s effective income tax rate was 38.8% in 2005 versus 37.5% in the prior year. Our effective rate increased 1.0% as we entered into a higher statutory income tax bracket. The impact in 2005 of the benefits we realized from the new domestic production deduction and state enterprise zone credits were offset by the adjustment in 2004 from the removal of the valuation allowance on federal and state charitable contribution carryforwards. We anticipate our effective tax rate to be approximately 39.0% in 2006.

2004 (53 weeks) Compared with 2003 (52 weeks)

Net revenue

Net revenue for 2004 increased 21.6% versus 2003 as a result of continued expansion of our retail and specialty sales segments and the impact of an extra week in fiscal year 2004. The increase from the same 52 weeks was 19.4% as the extra week accounted for 2.2%. While in October 2004, we increased prices of our beverages, whole bean coffee and tea, the impact of the increase on 2004 net revenue was minimal. Sales of whole bean and related products increased 19.8% to $86.3 million. Sales from beverages and pastries increased 24.2% to $59.4 million. A key element of our multi-channel strategy emphasizes the sales of whole bean coffee and related products. As a result, we continued to derive a majority of our net revenue from the sale of whole bean coffee and related products. For 2004, whole bean coffee and related products as a percent of net revenue was 59.2%, slightly down from 2003.

In the retail segment, revenue for 2004 increased 17.1% compared to 2003, or 14.9% without the 53rd week, primarily as a result of increased sales from the 27 new stores we opened during 2003 and 2004 and growth in the existing stores. Sales of whole bean coffee and related products in the retail segment increased by 7.9% to

$42.1 million, while sales of beverages and pastries increased by 24.8% to $58.3 million. The increase in beverage and pastry sales was primarily caused by sales at the stores we opened in 2003 and 2004, increased traffic in our existing stores, and a revamped pastries program that emphasized our customers’ favorites. The slower growth in whole bean and related products was due to cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores. During 2004, we opened a total of 17 stores compared to 10 in 2003.

In the specialty sales segment, revenue for 2004 increased 32.9% compared to 2003, or 30.8% without the 53rd week. The $11.2 million increase consisted primarily of a $7.3 million increase in grocery sales and a $1.9 million increase in sales to restaurants and food service companies. The increase in both grocery and food service channel sales was primarily due to sales to new accounts we added as well and continued strong growth in our existing accounts. In grocery, we added 800 new stores during 2004, bringing the number of grocery stores selling Peet’s coffee to 3,500. In the food service area, we selectively added new accounts such as San Francisco International Airport. Sales to the home delivery channel grew 12.1% in 2004 as compared to 2003 as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs. In addition, office coffee sales increased 17.8% primarily due to our effort to expand distributorships and the stabilizing office population as the job market and the economy recover.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy. As a percent of net revenue, cost of sales increased from 45.9% in 2003 to 46.1% in 2004 due to the adjustment of $0.8 million, or 0.5% of net revenue, related to lease accounting. This adjustment, which increased occupancy expenses, was the result of our review of our lease accounting initiated by a letter released on February 7, 2005 by the SEC. Upon review of all of our leases, we determined that our previous methods of accounting for rent holidays and specific rent escalation terms were not in accordance with generally accepted accounting principles. These changes do not impact the Company’s historic or future cash flow or the timing or amount of lease payments. This increase as a percent of net revenue was partially offset by negotiated cost savings, waste reductions, and by the retail price increase we took at the end of October, 2004.

In the retail segment, cost of sales and related occupancy expenses as a percent of revenue were flat in 2004 versus the prior year due to several offsetting items. The lease accounting charge increased cost by 0.8%. The impact of opening more new stores, which have higher occupancy cost on a lower sales base, increased cost by 0.8%. These increases were slightly offset by better waste management and the price increase. Better waste management of pastries and packaging costs in our existing stores lowered costs as a percent of net revenue by 1.1%. The price increase, which affected coffee, beverages and tea, lowered cost of sales as a percent of net revenue by an additional 0.4%. In the specialty segment, cost of sales in 2004 increased 0.6% as a percent of net revenue compared to the prior year due to changes in sales mix.

Operating expenses

Operating expenses as a percent of net revenue for 2004 increased compared to 2003 primarily due to the opening of new stores, partially offset by leverage gained in the specialty segment.

In the retail segment, operating expenses as a percent of sales for 2004 increased by 3.2% to 38.7% compared to 2003. The increase was due to a 1.9% increase from opening 27 new stores during 2003 and 2004. New stores generally have higher operating expenses due to lower sales volume and startup costs. The remaining increase was due to investments made in training, recruiting and real estate personnel to support store growth. In addition, operating expenses were also higher due to increased health insurance, workers’ compensation coverage and equipment and building maintenance expenses.

As a percent of revenue, specialty operating expenses for 2004 decreased 2.9% compared to 2003 as we leveraged the relatively fixed operating structure in all areas. The leverage gained was primarily due to implementation costs incurred in 2003 for the DSD system.

Marketing and advertising expenses

For 2004, marketing and advertising expenses decreased compared to the prior year. During the year, we limited our efforts primarily to new store openings and retaining existing customers.

General and administrative expenses

General and administrative expenses for 2004 decreased 21.0%, or $2.0 million, as compared to 2003. The decrease was due to the net difference of $4.0 million associated with the wage and hour lawsuit and severance expenses. In 2003, we recorded $3.4 million for these costs. In 2004, after the settlement was final and paid, we reversed $0.6 million of the remaining reserve and recorded an offset to general and administrative expenses. The impact on expenses as a percent of revenue was a decrease of 0.4% to 5.0% in 2004, and an increase of 2.8% to 7.7% in 2003. Offsetting the impact of these charges were increases in general and administrative expenses for investments in headcount to support our growth and higher audit and consulting fees to comply with the requirements of the Sarbanes-Oxley Act of 2002.

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

Income tax provision

The effective income tax rate for 2004 was 37.5% versus 40.2% in the prior year. Our effective rate was reduced primarily by the removal of the 2003 valuation allowance on federal and state charitable contribution carryforwards and the tax benefit provided by shifting more of our investments into federal and state tax-exempt securities.

Liquidity and Capital Resources

At January 1, 2006, we had $20.6 million in cash and cash equivalents and $49.4 million in short-term and long-term marketable securities for a total of $70.0 million. Working capital was $61.7 million as of January 1, 2006 compared to $16.0 million at January 2, 2005, largely due to the short-term nature of marketable securities.

Net cash provided by operations was $19.5 million in 2005 compared to $19.9 million in 2004. Operating cash flows were positively impacted in 2005 by increased net income offset by increased inventory balances and other changes in working capital.

Net cash used in investing activities was $13.0 million in 2005. Investing activities primarily relate to purchases of property and equipment, the escrow deposit for our new roasting facility, and maturities and purchases of marketable securities. During 2006, maturities net of purchases totaled $2.7 million as we held a greater amount of cash and cash equivalents at year-end than in the prior year due to the relative yields. Cash paid for property and equipment totaling $14.0 million included:

•	$11.5 million used for the buildout of new stores and remodel of existing stores;

•	$1.2 million used for food service kiosks, grocery displays and other equipment for specialty sales;

•	$0.5 million used for manufacturing plant capacity and additional machinery; and

•	$0.8 million used for website development, information technology support systems, and other software and hardware to support our growing infrastructure.

Net cash provided by financing activities was $2.7 million in 2005. Financing activities in 2005 consisted primarily of $7.7 million from the exercise of stock options by employees offset by the Company’s purchase of $4.9 million of its common stock.

Our 2006 capital expenditures are expected to be between $18.0 and $19.0 million, excluding investments which we may incur late in the year to purchase a new roasting facility. Approximately $11.0 to $13.0 million is expected to be used for the opening of 23 to 28 new retail stores scheduled for 2006 and expenditures for new stores in progress for 2007. The remaining is expected to be used for the remodeling of existing stores, equipment for the grocery channel, information technology enhancements and investments in our roasting plant.

On November 29, 2005, we entered into an agreement with Harbor Bay Acquisition LLC to purchase property in Alameda, California for the purpose of operating a new roasting facility. The agreement specifies that, upon completion of construction, the Company will acquire approximately 460,000 square feet of land and a 135,000 square foot building with related site improvements as specified. The Harbor Bay Acquisition LLC will manage the construction of the facility, which has been specifically designed for the Company’s needs, and upon successful completion, the Company is obligated to purchase the facility and the land. The facility is expected to be delivered to the Company in December 2006 at which time the sale will be finalized. The preliminary purchase price of the facility and the land is estimated at approximately $17.4 million but may change as the result of a competitive bidding process whereby the general contractor will obtain bids from subcontractors for all major divisions of construction based on the final drawings and specifications prepared by the architect and approved by the Company and the Harbor Bay Acquisition LLC. As required by the agreement, the Company initially deposited into escrow $1.5 million. Prior to the start of construction, the Company will be obligated to increase the escrow fund to approximately $3.5 million. Other than for certain material breaches of the agreement by Harbor Bay Acquisition LLC, the deposit is non-refundable. In addition to the facility and the land purchase price, the Company anticipates that it will incur additional capital expenses for equipment and improvements of approximately $7 million to ready the facility for use. While transitioning production and/or office space, we will incur increased ongoing occupancy and depreciation expense as well as incur moving costs. The Company anticipates the plant to be at full production capability by April 2007.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of January 1, 2006 (in thousands):

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$147	$66	$81	$—	$—
Retail store operating leases	48,930	8,949	14,760	10,389	14,832
Fixed-price coffee purchase commitments	26,953	23,839	3,114	—	—
Land and facility purchase	17,400	17,400	—	—	—

Total contractual cash obligations	$93,430	$50,254	$17,955	$10,389	$14,832

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

Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this report. We have identified the following critical accounting policies:

•	Inventory. Raw materials consist primarily of green bean coffee. Finished goods include roasted coffee, tea, accessory products, spices and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which is valued at the average cost. We continually evaluate the composition of our coffee related merchandise and mark down such inventory as needed. Our historical inventory write-offs have been immaterial.

•	Impairment of long-lived assets. When facts and circumstances indicate that the carrying of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

•	Accrued workers’ compensation. We record an estimated liability for the self-insured portion of workers’ compensation claims. The liability of $2.0 million recorded as of January 1, 2006 is determined based on information received from our insurance carrier including claims paid, filed and reserved for and historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

•	Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision and reserves may affect our annual effective income tax rate.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting used by the Company. Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The Company will adopt SFAS 123(R) beginning January 2, 2006, as required, using the modified prospective method. In addition to the recognition of compensation expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment to operating activity as currently presented. Based on current analysis and information, management estimates that the adoption of SFAS 123(R) will result in an increase in stock compensation expense ranging from $4.0 to $5.0 million and a decrease in net income per diluted share ranging from $0.18 to $0.20 in 2006.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in the quarter ended January 1, 2006. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company adopted FSP 115-1 during the fourth quarter ended January 1, 2006. The adoption of FSP 115-1 did not have a material impact on the Company’s financial statements.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of January 1, 2006, we had approximately $26.5 million in open fixed-priced purchase commitments and approximately $0.5 in not-yet-priced commitments for a total of approximately $27.0 million with delivery dates ranging from January 2006 through December 2007. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

Coffee Futures and Futures Options

We may use coffee futures and futures options to reduce the price risk of our coffee purchase requirements that we cannot make or have not made on a contractual basis. These instruments are traded on the New York Coffee, Sugar & Cocoa Exchange. We use these futures and options solely for financial hedging purposes and never take actual delivery of the coffee traded on the exchange. These derivative instruments qualify for hedge accounting. The effective portion of the gains and losses are accounted for as inventory costs and are recorded as expense or income when the related coffee is sold. The ineffective portion is recorded as an expense or income immediately. The extent of our coffee futures and coffee futures options positions at any given time depends on the amount of coffee we have contracted to purchase, the amount of coffee qualified for hedge accounting and general market conditions and trends. Our hedging positions are only placed by the Chief Financial Officer through one brokerage firm that we believe to be reputable. As of January 1, 2006, we held no coffee futures or futures options. We had no outstanding positions at January 1, 2006 or January 2, 2005. We do not hold or issue derivative instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data

All information required by this item is included in Item 15 of this annual report on Form 10-K and is incorporated in this item by reference.

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

Management’s Report on Internal Control over Financial Reporting required by this item is included on page F-2 in Item 15 of this annual report on Form 10-K and is incorporated in this item by reference. No significant changes in Internal Control over Financial Reporting we made during the quarter ended January 1, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to continuing directors and nominees of the Company is set forth under the caption “Election of Directors” in the Company’s proxy statement relating to its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference into this annual report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). With the exception of the foregoing information and other information specifically incorporated by reference into this annual report Form 10-K, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Report.

Information with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this annual report on Form 10-K.

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

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Peet’s Coffee & Tea, Inc. and its subsidiaries are filed as part of this annual report on Form 10-K:

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

10.10

Peet’s Operating Company, Inc. Key Employment Agreement for James E. Grimes, Vice President, Operations and Information Systems, dated as of June 24, 2002. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 28, 2003. (2)

10.11

Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000. (2)

10.12

Peet’s Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002. (2)

10.13

Peet’s Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002. (1)

10.14

Peet’s Coffee & Tea, Inc. Key Employment Agreement for Bruce E. Schroder, Vice President, General Manager of Retail, dated as of June 9, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003. (2)

10.15

Peet’s Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial Officer, dated as of June 25, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003. (2)

10.16	Nonqualified Deferred Compensation Plan dated December 1, 2003. Incorporated by reference to Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2004. (2)

10.17	Agreement for Purchase and Sale of Property, dated as of November 29, 2005, by the Company and Harbor Bay Acquisition LLC.

21.1	Subsidiaries of the registrant.*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
(1)	Compensatory plan or arrangement.
(2)	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006	PEET’S COFFEE & TEA, INC.

	By:	/s/ PATRICK J. O’DEA
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

Signature	Title	Date

/s/ PATRICK J. O’DEA Patrick J. O’Dea	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ THOMAS P. CAWLEY Thomas P. Cawley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2006

/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Chairman	March 16, 2006

/s/ GERALD BALDWIN Gerald Baldwin	Director	March 16, 2006

/s/ HILARY BILLINGS Hilary Billings	Director	March 16, 2006

/s/ GORDON A. BOWKER Gordon A. Bowker	Director	March 16, 2006

/s/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Director	March 16, 2006

/s/ MICHAEL LINTON Michael Linton	Director	March 16, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To our shareholders:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting as of January 1, 2006. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is included herein.

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

March 16, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 1, 2006	January 2, 2005
ASSETS

Current assets
Cash and cash equivalents	$20,623	$11,356
Short-term marketable securities	32,453	—
Accounts receivable, net	5,152	4,136
Inventories	16,148	12,614
Deferred income taxes	1,514	1,403
Prepaid expenses and other	3,372	2,280

Total current assets	79,262	31,789
Long-term marketable securities	16,890	52,057
Property and equipment, net	46,313	40,588
Intangible and other assets, net	5,434	3,455

Total assets	$147,899	$127,889

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,523	$5,710
Accrued compensation and benefits	5,563	4,266
Deferred revenue	3,415	2,394
Other accrued liabilities	3,030	3,372

Total current liabilities	17,531	15,742
Deferred income taxes	1,759	838
Deferred lease credits and other long-term liabilities	2,537	2,182

Total liabilities	21,827	18,762

Shareholders’ equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 13,902,000 and 13,500,000 shares	99,273	93,091
Accumulated other comprehensive loss, net of tax	(76)	(152)
Retained earnings	26,875	16,188

Total shareholders’ equity	126,072	109,127

Total liabilities and shareholders’ equity	$147,899	$127,889

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2005	2004	2003
Retail stores	$118,030	$100,444	$85,765
Specialty sales	57,168	45,239	34,051

Net revenue	175,198	145,683	119,816

Operating expenses:
Cost of sales and related occupancy expenses	80,374	67,189	54,961
Operating expenses	59,060	48,530	38,751
Marketing and advertising expenses	4,008	3,775	4,525
Depreciation and amortization expenses	7,299	5,794	4,890
General and administrative expenses	8,757	7,262	9,193

Total operating costs and expenses	159,498	132,550	112,320

Income from operations	15,700	13,133	7,496
Interest income	1,771	1,009	1,251
Interest expense	(2)	(87)	(88)

Income before income taxes	17,469	14,055	8,659
Income tax provision	6,782	5,270	3,481

Net income	$10,687	$8,785	$5,178

Net income per share:
Basic	$0.77	$0.66	$0.41

Diluted	$0.74	$0.63	$0.39

Shares used in calculation of net income per share:
Basic	13,801	13,308	12,589

Diluted	14,469	13,951	13,236

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares Outstanding	Amount
Balance at December 29, 2002	12,103	$78,014	$2,225	$265	$80,504
Stock options exercised, including tax benefit	798	8,876			8,876
Stock sold in Employee Stock Purchase Program	82	727			727
Amortization of stock compensation		191			191
Unrealized losses on cash flow hedges, net of tax of $12				(20)
Less: reclassification of net losses on cash flow hedges to cost of sales, net of tax of $14				(21)
Net unrealized loss on marketable securities, net of tax of $134				(201)

Other comprehensive loss				(242)	(242)	$(242)
Net income			5,178		5,178	5,178

Balance at December 28, 2003	12,983	$87,808	$7,403	$23	$95,234	$4,936

Stock options exercised, including tax benefit	669	9,334			9,334
Stock sold in Employee Stock Purchase Progam	84	1,139			1,139
Amortization of stock compensation		87			87
Stock purchased in accordance with share purchase program	(236)	(5,277)			(5,277)
Reclassification of net losses on cash flow hedges to cost of sales, net of tax of $2				$3
Net unrealized loss on marketable securities, net of tax of $117				(178)

Other comprehensive loss				(175)	(175)	$(175)
Net income			8,785		8,785	8,785

Balance at January 2, 2005	13,500	$93,091	$16,188	$(152)	$109,127	$8,610

Stock options exercised, including tax benefit	536	10,077			10,077
Stock sold in Employee Stock Purchase Progam	40	1,019			1,019
Amortization of stock compensation		18			18
Stock purchased in accordance with share purchase program	(174)	(4,932)			(4,932)
Net unrealized gain on marketable securities, net of tax of $48				$76

Other comprehensive income				76	76	$76
Net income			10,687		10,687	10,687

Balance at January 1, 2006	13,902	$99,273	$26,875	$(76)	$126,072	$10,763

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$10,687	$8,785	$5,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,643	6,899	5,795
Amortization of interest purchased	139	247	110
Amortization of discounted stock options	18	87	191
Tax benefit from exercise of stock options	3,348	3,549	3,523
Loss on disposition of assets and asset impairment	439	288	2
Gain on investments	(2)	(11)	(294)
Deferred income taxes	762	105	(127)
Other	—	3	(21)
Changes in other assets and liabilities:
Accounts receivable	(1,016)	(906)	(129)
Inventories	(3,534)	(1,894)	287
Prepaid expenses and other current assets	(1,092)	(507)	(237)
Other assets	(373)	622	763
Accounts payable and accrued liabilities	1,129	1,254	1,546
Deferred lease credits and other long-term liabilities	355	1,366	93

Net cash provided by operating activities	19,503	19,887	16,680

Cash flows from investing activities:
Purchases of property and equipment	(14,020)	(15,305)	(9,963)
Proceeds from sales of property and equipment	104	9	3
Changes in restricted investments	(1,750)	(1,550)	(371)
Proceeds from sales and maturities of marketable securities	89,154	71,180	97,915
Purchases of marketable securities	(86,444)	(94,868)	(86,765)

Net cash (used in) provided by investing activities	(12,956)	(40,534)	819

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,748	6,924	6,080
Purchase of common stock	(4,932)	(5,277)	—
Bank overdrafts	(96)	96	—
Repayment of debt	—	(3)	(888)

Net cash provided by financing activities	2,720	1,740	5,192

Increase (decrease) in cash and cash equivalents	9,267	(18,907)	22,691
Cash and cash equivalents, beginning of year	11,356	30,263	7,572

Cash and cash equivalents, end of year	$20,623	$11,356	$30,263

Supplemental cash flow disclosures
Cash paid for:
Interest	$—	$22	$8
Income taxes	3,146	440	—

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

Peet’s Coffee & Tea, Inc., a Washington corporation, (the “Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, food service and office accounts and company-operated retail stores. At January 1, 2006 and January 2, 2005, the Company operated 111 and 92 retail stores, respectively, in California, Colorado, Illinois, Oregon, Massachusetts and Washington.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Year End—The Company’s fiscal year end is the Sunday closest to December 31. The fiscal year ended January 1, 2006 included 52 weeks. The fiscal year ended January 2, 2005 included 53 weeks and the fiscal year ended December 28, 2003 included 52 weeks.

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

The Company has changed the classification of restricted investments to present them as investing activities on the consolidated statements of cash flows, which had the affect of increasing cash flows from operations and decreasing cash flows from investing activities by $1.6 million and $0.4 million for the years ended January 2, 2005 and December 28, 2003, respectively.

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

Intangible and other assets include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 10 years. Intangible assets, primarily lease rights, subject to amortization were $614,000 and $653,000, net of accumulated amortization, at January 1, 2006 and January 2, 2005, respectively. The related accumulated amortization was $2,234,000 and $2,100,000 at

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2006 and January 2, 2005, respectively. Amortization expense for 2005, 2004, and 2003 was $135,000, $156,000 and $203,000, respectively. Future amortization expense for 2006 through 2010 is estimated at $118,000, $112,000, $112,000, $100,000, and $60,000, respectively. Restricted cash of $2,941,000 and $2,624,000 as of January 1, 2006 and January 2, 2005, respectively, represents collateral for the Company’s high deductible workers’ compensation policy and is classified in intangible and other assets, net on the consolidated balance sheets.

Investments—Marketable securities are classified as available-for-sale and are recorded at fair value. Any unrealized gains and losses are recorded in other comprehensive income (loss). Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery. As of January 1, 2006, the Company reclassified marketable securities with remaining maturities of less than one year to short-term marketable securities as they are available for current operations. Previously all marketable securities were classified as long-term.

Impairment of Long-Lived Assets—When facts and circumstances indicate that the carrying of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Impairment losses for underperforming stores of $311,000 and $280,000 were recorded during 2005 and 2004, respectively which were classified as operating expenses on the consolidated statements of income. No charges were recorded during 2003.

Accrued Compensation and Benefits—The Company records an estimated liability for the self-insured portion of workers’ compensation claims. The liability is determined based on information received from the Company’s insurance adjuster including claims paid, filed and reserved for, as well as using historical experience. As of January 1, 2006 and January 2, 2005, we had $2,048,000 and $1,648,000 accrued for workers’ compensation.

Revenue Recognition—Net revenue is recognized at the point of sale at our Company-operated retail stores. Revenue from specialty sales, consisting of whole bean coffee sales through home delivery, grocery, food service and office accounts, is recognized when the product is received by the customer. Revenue from stored value cards, gift certificates and home delivery advanced payments is recognized upon redemption or receipt of product by the customer. Cash received in advance of product delivery is recorded in “Deferred revenue” on the accompanying consolidated balance sheets. All revenues are recognized net of any discounts. Sales returns are insignificant. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends.

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs and Other	Balance at end of Year
Allowance for doubtful accounts:
Year ended January 1, 2006	$89	$57	$(1)	$145
Year ended January 2, 2005	54	37	(2)	89
Year ended December 28, 2003	75	16	(37)	54

The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $2,090,000, $2,029,000, and $1,726,000 related to home delivery sales in 2005, 2004, and 2003, respectively.

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

Advertising costs are expensed as incurred. Advertising expense was $2,689,000, $2,586,000, and $3,136,000 in 2005, 2004, and 2003, respectively.

Operating leases—Certain of the Company’s lease agreements provide for tenant improvement allowances, rent holidays, scheduled rent increases and/or contingent rent provisions during the term of the lease. For purposes of recognizing incentives and minimum rental expenses, rent is expensed on a straight-line basis, with an offset to deferred lease credits and other long-term liabilities, over the lease term, which may or may not coincide with the commencement of the lease. If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation in order to match the scheduled rent period with the lives of leasehold improvements. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accounts payable on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. During 2004, the Company corrected certain errors with respect to its interpretation of GAAP resulting in additional cost of sales and occupancy expense of $768,000, of which the amount related to prior years, $719,000, was determined to be immaterial and previously reported financial statements have not been restated. The error resulted primarily from the use of the lease commencement date, rather than the date the Company had the right to occupy the space, and the original lease term, without renewals, in computing the period over which to straight-line rent payments.

Gift Cards—We sell gift cards to our customers in our retail stores and through our Web sites. Our gift cards do not have an expiration date. We recognize income from gift cards when: (i) the gift card is redeemed by the customer: or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon our historical redemption patterns. We apply an estimated gift card breakage rate 24 months after the gift card sale date when, based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income is included in operating expenses in the consolidated statements of income.

Income Taxes—Income taxes are accounted for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates currently in effect.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—The Company currently accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board, (APB), No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option awards granted at fair market value. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The Company has recorded compensation expense of $18,000 in 2005, $87,000 in 2004, and $191,000 in 2003. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earning per share as if the Company had adopted the fair value method. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands):

	2005	2004	2003
Net income—as reported	$10,687	$8,785	$5,178
Stock-based employee compensation included in reported net income, net of tax	10	54	115
Stock-based compensation expense determined under fair value based method, net of tax	(4,047)	(4,337)	(3,286)

Net income—pro forma	$6,650	$4,502	$2,007

Basic net income per share—as reported	$0.77	$0.66	$0.41
Basic net income per share—pro forma	$0.48	$0.34	$0.16
Diluted net income per share—as reported	$0.74	$0.63	$0.39
Diluted net income per share—pro forma	$0.46	$0.33	$0.15

Additional disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 10.

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend rate	0%	0%	0%
Expected volatility
Options	37.8%	42.8%	52.1%
ESPP awards	26.6%	45.8%	50.7%
Risk-free interest rate
Options	3.9%	3.3%	2.0%
ESPP awards	3.3%	1.6%	1.7%
Expected lives (years)
Options	3.8	3.2	5.0
ESPP awards	0.5	1.2	0.5

The weighted average fair value of the stock options granted during 2005, 2004 and 2003 was $9.03, $7.56, and $6.85, respectively. The weighted average fair value of each 2005, 2004 and 2003 ESPP award was $6.86, $5.93, and $4.33, respectively, per share.

Net Income per Share—Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 28,828, 268,606, and 142,747 have been excluded from diluted weighted average shares outstanding in 2005, 2004, and 2003, respectively.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2005	2004	2003
Basic weighted average shares outstanding	13,801	13,308	12,589
Incremental shares from assumed exercise of stock options	668	643	647

Diluted weighted average shares outstanding	14,469	13,951	13,236

Recently Issued Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting used by the Company. Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The Company will adopt SFAS 123(R) beginning January 2, 2006, as required, using the modified prospective method. In addition to the recognition of compensation expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment to operating activity as currently presented. Based on current analysis and information, management estimates that the adoption of SFAS 123(R) will result in an increase in stock compensation expense ranging from $4.0 to $5.0 million and a decrease in net income per diluted share ranging from $0.18 to $0.20 in 2006.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in the fourth quarter ended January 1, 2006. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company adopted FSP 115-1 during the fourth quarter ended January 1, 2006. The adoption of FSP 115-1 did not have a material impact on the Company’s financial statements.

3.	Inventories

The Company’s inventories consist of the following at year end 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$9,958	$7,416
Finished goods	6,190	5,198

Total	$16,148	$12,614

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following at year end 2005 and 2004 (in thousands):

	2005	2004
Leasehold improvements	$40,434	$33,781
Furniture, fixtures, and equipment	41,955	38,020
Plant equipment	11,748	9,626
Construction in progress	2,652	2,126

Total	96,789	83,553
Less accumulated depreciation	(50,476)	(42,965)

Total	$46,313	$40,588

Depreciation expense was $8,508,000 in 2005, $6,741,000 in 2004 and $5,564,000 in 2003. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

On November 29, 2005, we entered into an agreement with Harbor Bay Acquisition LLC to purchase property in Alameda, California for the purpose of operating a new roasting facility. The agreement specifies that, upon completion of construction, the Company will acquire approximately 460,000 square feet of land and a 135,000 square foot building with related site improvements as specified. Harbor Bay Acquisition LLC will manage the construction of the facility, which has been specifically designed for the Company, and upon successful completion, the Company is obligated to purchase the facility and the land. The Company anticipates the plant to be at full production capability by April 2007. The preliminary purchase price of the facility and the land is estimated at approximately $17.4 million but may change as the result of a competitive bidding process whereby the general contractor will obtain bids from subcontractors for all major divisions of construction based on the final drawings and specifications prepared by the architect and approved by the Company and Harbor Bay Acquisition LLC. As required by the agreement, the Company initially deposited into escrow $1.5 million, which is classified in intangible and other assets, net on the consolidated balance sheets. Prior to the start of construction, the Company will be obligated to increase the escrow fund to approximately $3.5 million. Other than for certain material breaches of the agreement by the developer, the deposit is non-refundable.

5.	Marketable securities

At January 1, 2006 and January 2, 2005, the Company maintained marketable securities classified as available-for-sale as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
January 1, 2006
U.S. government and agency obligations	$17,676	$77	$17,599
State and local government obligations	14,900	46	14,854

Total marketable securities—short-term	$32,576	$123	$32,453

U.S. government and agency obligations	$3,000	$13	$2,987
State and local government obligations	13,905	2	13,903

Total marketable securities—long-term	$16,905	$15	$16,890

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
January 2, 2005
U.S. government and agency obligations	$38,548	$205	$38,343
State and local government obligations	13,779	65	13,714

Total marketable securities—long-term	$52,327	$270	$52,057

Gross unrealized holding losses at January 1, 2006 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery. There are no securities with unrealized losses aged greater than twelve months. At January 2, 2005 the amortized cost and fair value of maturities within one year was $38,081,000 and $37,904,000, respectively, and the remaining amortized cost and fair value of marketable securities maturing after one year through three years was $14,246,000 and $14,153,000, respectively.

During 2005 and 2004, the Company sold available-for-sale securities for net proceeds from marketable securities of $89,154,000 and $71,180,000, and realized gains of $3,000 and $11,000, respectively. Realized gains and losses are determined on the specific identification method. For the period ended January 1, 2006, the Company had unrealized gains of $76,000 (net of $48,000 tax) and for the period ended January 2, 2005, the Company had net unrealized losses of $178,000 (net of $117,000 tax), respectively, included in accumulated other comprehensive income (loss).

6.	Borrowings

The Company had no long-term borrowings as of January 1, 2006 and January 2, 2005. Effective January 21, 2005, the Company terminated its credit facility with General Electric Capital Corporation for a revolving line of credit up to $15,000,000 and the issuance of up to $3,000,000 in letters of credit, due to violation of certain covenants restricting the Company’s ability to make capital expenditures and open retail stores. The costs associated with the termination of the credit facility had an insignificant effect on the financial statements.

7.	Income Taxes

Current:
Federal	$4,464	$4,345	$2,864
State	1,567	820	735

Total	6,031	5,165	3,599

Deferred:
Federal	848	(330)	(48)
State	(97)	435	(70)

Total	751	105	(118)

Total	$6,782	$5,270	$3,481

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2005	2004	2003
Statutory Federal rate	35.0%	34.0%	34.0%
State income taxes less federal benefit	5.8	5.8	5.8
Change in valuation allowance	0.0	(1.6)	0.6
Tax-exempt interest	(0.5)	(0.6)	0.0
Domestic production deduction	(1.2)	0.0	0.0
Enterprise zone credits	(0.6)	0.0	0.0
Other, net	0.3	(0.1)	(0.2)

Total	38.8%	37.5%	40.2%

Deferred tax assets (liabilities) consist of the following at year end 2005 and 2004 (in thousands):

	2005	2004
Charitable contribution carryforwards	$88	$157
Credit carryforwards	108	76
Scheduled rent	938	872
Accrued reserves	1,024	805
Accrued compensation	435	430
State taxes	182	162
Other	58	390

Gross deferred tax assets	2,833	2,892

Property and equipment	(2,992)	(2,246)
Other	(86)	(81)

Gross deferred tax liabilities	(3,078)	(2,327)

Valuation allowance	—	—

Net deferred tax assets (liabilities)	$(245)	$565

The Company will establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. The Company anticipates that it will be able to realize all its deferred tax assets. The Company has California Enterprise Zone credit carryforwards of $139,000 that do not expire.

The American Job Creations Act of 2004, signed into law on October 22, 2004, allows phased-in tax deductions for qualified domestic production activities beginning in 2005. The domestic production deduction impacted the Company’s effective rate by 1.2 percent for the year ended January 1, 2006. The Company anticipates that this deduction will continue to have a significant favorable impact on its effective tax rate.

During the year the Company concluded Internal Revenue Service and California Franchise Tax Board audits related to its 2002 and 2003 fiscal years, neither of which resulted in significant adjustments.

8.	Employee Benefit Plan

The Company’s 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $14,000. The Company matches 50% of amounts contributed by its employees, subject to a maximum of 5% of the employees eligible compensation contributed to the plan. The Company contribution was $323,000, $288,000, and $261,000 in 2005, 2004, and 2003, respectively. The plan does not offer investments in Company stock.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no expiration. During the years ended January 1, 2006 and January 2, 2005, the Company purchased and retired 174,000 and 236,496 shares of common stock, respectively, at an average price of $28.30 and $22.27, respectively, in accordance with the share purchase program.

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

Also effective in 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued under the plan is 330,000. As of each annual meeting of the Company’s shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company’s shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Stock options vest according to a pre-determined vest schedule set at grant date. In 2005, 2004, and 2003, the Company granted non-employee director options to purchase an aggregate of 56,089, 45,000, and 60,000 shares of common stock, respectively.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2006, there were 376,999 shares available for grant under the 2000 stock option plan and 182,036 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

	Options Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 29, 2002	2,925,772	$10.47
Granted	869,085	14.79
Canceled	(98,460)	13.16
Exercised	(798,363)	6.70

Outstanding at December 28, 2003	2,898,034	12.75
Granted	576,754	22.68
Canceled	(156,593)	17.16
Exercised	(669,122)	8.72

Outstanding at January 2, 2005	2,649,073	15.69
Granted	600,440	26.77
Canceled	(161,812)	19.74
Exercised	(536,395)	12.65

Outstanding at January 1, 2006	2,551,306	$18.68

At January 1, 2006, January 2, 2005, and December 28, 2003, 1,699,985, 1,329,965 and 1,240,306 options, respectively, were exercisable with a weighted-average exercise price of $16.08, $13.15, and $10.12, respectively.

The following table summarizes stock option information at year end 2005:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$4.75 to $13.47	395,891	6.07	$10.69	372,910	$10.55
$15.49 to $15.49	669,746	6.41	15.49	635,898	15.49
$16.00 to $17.47	511,032	7.16	16.92	384,781	16.92
$18.00 to $24.13	519,803	8.56	22.83	283,678	22.69
$25.43 to $35.87	454,834	9.46	27.58	22,718	26.48

$4.75 to $35.87	2,551,306	7.49	$18.68	1,699,985	$16.08

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2005, 2004 and 2003, employees purchased 39,957, 83,585 and 81,821 shares, respectively, of the Company’s common stock under the plan at a weighted-average per share price of $24.07, $13.14 and $8.89, respectively. At January 1, 2006 640,742 shares remain available for future issuance.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 2 for the pro forma effect of accounting for stock options and ESPP awards using the fair value method.

Effective December 1, 2003, the Company adopted a Nonqualified Deferred Compensation Plan (the “Plan”) for certain executive employees. The purpose of the Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to section 451 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”). The long-term liability related to compensation deferrals under the Plan was $163,000 and $137,000 as of January 1, 2006 and January 2, 2005 respectively, which is included in deferred lease credits and other long-term liabilities. The related asset is classified in cash and cash equivalents on the consolidated balance sheets.

11.	Commitments and Contingencies

Leases—The Company leases its Emeryville, California coffee roasting plant, distribution center, administrative offices, and warehouse, and its retail stores and certain equipment under operating leases that expire from 2006 through 2015. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to January 1, 2006 are as follows (amounts in thousands):

Leases
Years:
2006	$9,015
2007	8,055
2008	6,786
2009	5,772
2010	4,617
Thereafter	14,832

Total minimum lease payments	$49,077

Rent expense was $8,314,000, $7,740,000, and $5,979,000 for 2005, 2004, and 2003 respectively, including contingent rents of $194,000, $206,000, and $149,000.

As of January 1, 2006, the Company is a guarantor on a lease assigned to a third party that has $283,000 of remaining lease payments. The Company has a security deposit of $6,000 and a guarantee from the sublessee’s parent for a maximum amount of $313,000. The Company expects that the assignee will make all future rent payments required under the lease.

Purchase Commitments—As of January 1, 2006, the Company had approximately $26,953,000 of outstanding coffee purchase commitments from 2006 to 2007 with fixed prices.

The Company has an agreement to purchase property for a new roasting facility estimated at $17,400,000. See Note 4.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements—The Company has agreements with certain officers to provide severance benefits in the event their employment is terminated under certain defined circumstances.

Legal Proceedings—During 2004, the Company completed the payout to a settlement approved by the Superior Court of the State of California, County of Orange, related to, two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet’s Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet’s Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These lawsuits alleged misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. During 2004, based on the final settlement, fees, and costs incurred, the Company recorded a benefit of $565,000 to general and administrative expenses on the accompanying consolidated statements of operations.

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

As of January 1, 2006 and January 2, 2005 there were no open futures contracts. During 2005, 2004, and 2003, the effective portion of the cash-flow hedges amounted to $0, $0, and a loss of $20,000 (net of $12,000 of tax), respectively, and was recorded in other comprehensive income. During 2005, 2004, and 2003, the ineffective portion of the hedges of $0, $0, and $15,000, respectively, was recorded as cost of sales. Accumulated other comprehensive income related to hedging activities, net of tax, was $0, as of January 1, 2006 and January 2, 2005. The balance as of December 28, 2003 was reclassified into cost of sales in 2004 as the related inventory was sold. In addition, in 2003, $21,000 of coffee futures losses included in other comprehensive income were reclassified into cost of goods sold.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment Information

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through grocery, home delivery, food service and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangible and other assets.

	Retail			Specialty		Unallocated		Total
	Amount		Percent of Net Revenue	Amount	Percent of Net Revenue			Amount	Percent of Net Revenue
2005
Net revenue	$118,030		100.0%	$57,168	100.0%			$175,198	100.0%
Cost of sales and occupancy	53,224		45.1%	27,150	47.5%			80,374	45.9%
Operating expenses	47,971		40.6%	11,089	19.4%			59,060	33.7%
Depreciation and amortization	5,149		4.4%	1,487	2.6%	$663		7,299	4.1%
Segment operating income (loss)	11,686		9.9%	17,442	30.5%	(13,428)		15,700	9.0%
Investment income, net						1,769		1,769
Income before income taxes								17,469
Total assets	33,950	(b)		11,150		102,799	(a)	147,899
Capital expenditures	11,525			1,223		1,272		14,020

2004
Net revenue	$100,444		100.0%	$45,239	100.0%			$145,683	100.0%
Cost of sales and occupancy	45,513		45.3%	21,676	47.9%			67,189	46.1%
Operating expenses	38,828		38.7%	9,702	21.4%			48,530	33.3%
Depreciation and amortization	4,094		4.1%	1,102	2.4%	$598		5,794	4.0%
Segment operating income (loss)	12,009		12.0%	12,759	28.2%	(11,635)		13,133	9.0%
Investment income, net						922		922
Income before income taxes								14,055
Total assets	28,228	(b)		10,135		89,526	(a)	127,889
Capital expenditures	10,122			2,728		2,455		15,305

2003
Net revenue	$85,765		100.0%	$34,051	100.0%			$119,816	100.0%
Cost of sales and occupancy	38,856		45.3%	16,105	47.3%			54,961	45.9%
Operating expenses	30,478		35.5%	8,273	24.3%			38,751	32.3%
Depreciation and amortization	3,377		3.9%	971	2.9%	$542		4,890	4.1%
Segment operating income (loss)	13,054		15.2%	8,702	25.6%	(14,260)		7,496	6.3%
Investment income, net						1,163		1,163
Income before income taxes								8,659
Total assets	22,489	(b)		7,321		80,645	(a)	110,455
Capital expenditures	6,312			1,812		1,839		9,963

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Unallocated total assets includes cash and marketable securities of $68,704,000, $61,275,000, and $57,495,000 at the end of the years 2005, 2004, and 2003, respectively.
(b)	Retail total assets includes cash of $1,262,000, $2,138,000 and $1,669,000 at the end of the years 2005, 2004, and 2003, respectively.

Net revenue from external customers for the two major product lines are as follows:

	2005	2004	2003
Whole bean coffee, tea, and related products	$101,029	$86,270	$71,991
Beverages and pastries	74,169	59,413	47,825

Total	$175,198	$145,683	$119,816

14.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	April 3, 2005	July 3, 2005	October 2, 2005	January 1, 2006
Net revenue	$39,988	$41,723	$42,854	$50,633
Income from operations	3,711	3,857	3,226	4,906
Net income	2,428	2,603	2,216	3,440
Basic income per share	0.18	0.19	0.16	0.25
Diluted income per share	0.17	0.18	0.15	0.24

	Quarter Ended
	March 28, 2004	June 27, 2004	September 26, 2004(a)	January 2, 2005(b)
Net revenue	$32,596	$33,551	$34,466	$45,070
Income from operations	2,827	2,717	2,950	4,639
Net income	1,809	1,775	2,009	3,192
Basic income per share	0.14	0.13	0.15	0.24
Diluted income per share	0.13	0.13	0.14	0.23

(a)	The 2004 third quarter includes a benefit of $0.5 million or $.02 per share related to the 2003 accrual for litigation settlement and severence.
(b)	The 2004 fourth quarter includes expenses associated with accounting for leases of $0.8 million or $0.03 per share.