Form 10-Q
period 2006-04-02
PEETS COFFEE & TEA INC
filed 2006-05-05
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 0-32233

PEET’S COFFEE & TEA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-0863396
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Park Avenue
Emeryville, California 94608-3520
(Address of Principal Executive Offices)(Zip Code)

(510) 594-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐No ☒

As of April 28, 2006, 13,822,631 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	16
	Signatures	16

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	April 2, 2006	January 1, 2006

ASSETS

Current assets
Cash and cash equivalents	$29,328	$20,623
Short-term marketable securities	23,565	32,453
Accounts receivable, net	5,635	5,152
Inventories	14,754	16,148
Deferred income taxes	1,514	1,514
Prepaid expenses and other	4,085	3,372
Total current assets	78,881	79,262

Long-term marketable securities	16,740	16,890
Property and equipment, net	48,333	46,313
Intangible and other assets, net	5,578	5,434

Total assets	$149,532	$147,899

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,157	$5,523
Accrued compensation and benefits	6,738	5,563
Deferred revenue	2,881	3,415
Other accrued liabilities	3,085	3,030
Total current liabilities	17,861	17,531

Deferred income taxes	1,759	1,759
Deferred lease credits and other long-term liabilities	2,869	2,537
Total liabilities	22,489	21,827

Shareholders’ equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:13,837,000 and 13,902,000 shares	97,905	99,273
Accumulated other comprehensive loss, net of tax	(63)	(76)
Retained earnings	29,201	26,875

Total shareholders’ equity	127,043	126,072

Total liabilities and shareholders’ equity	$149,532	$147,899

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	April 2, 2006	April 3, 2005

Retail stores	$33,400	$27,283
Specialty sales	16,307	12,705
Net revenue	49,707	39,988

Operating expenses:
Cost of sales and related occupancy expenses	22,493	18,071
Operating expenses	17,413	13,501
Marketing and advertising expenses	1,090	831
Depreciation and amortization expenses	1,983	1,680
General and administrative expenses	3,637	2,194
Total operating costs and expenses	46,616	36,277

Income from operations	3,091	3,711
Interest income	677	328

Income before income taxes	3,768	4,039

Income tax provision	1,442	1,611

Net income	$2,326	$2,428

Net income per share:
Basic	$0.17	$0.18
Diluted	$0.16	$0.17

Shares used in calculation of net income per share:
Basic	13,892	13,564
Diluted	14,609	14,169

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net income	$2,326	$2,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,407	1,997
Amortization of interest purchased	134	66
Stock-based compensation	1,029	7
Excess tax benefit from exercise of stock options	(3)	—
Tax benefit from exercise of stock options	320	623
Loss on disposition of assets and asset impairment	36	—
Deferred income taxes	—	(17)
Changes in other assets and liabilities:
Accounts receivable	(483)	231
Inventories	1,394	840
Prepaid expenses and other current assets	(713)	(771)
Other assets	(172)	(23)
Accounts payable and accrued liabilities	85	1,368
Deferred lease credits and other long-term liabilities	332	354
Net cash provided by operating activities	6,692	7,103

Cash flows from investing activities:
Purchases of property and equipment	(4,211)	(4,217)
Proceeds from sales of property and equipment	13	27
Proceeds from sales and maturities of marketable securities	19,730	11,000
Purchases of marketable securities	(10,805)	(10,709)
Net cash provided by (used in) investing activities	4,727	(3,899)

Cash flows from financing activities:
Net proceeds from issuance of common stock	978	1,779
Purchase of common stock	(3,695)	—
Excess tax benefit from exercise of stock options	3	—
Bank overdrafts	—	(96)
Net cash provided by (used in) financing activities	(2,714)	1,683

Increase in cash and cash equivalents	8,705	4,887
Cash and cash equivalents, beginning of year	20,623	11,356

Cash and cash equivalents, end of year	$29,328	$16,243

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of April 2, 2006 and for the thirteen weeks ended April 2, 2006 and April 3, 2005 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods. The financial information as of January 1, 2006, is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 1, 2006 included in the Annual Report on Form 10-K. The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the Form 10-K.

The results of operations for the thirteen weeks ended April 2, 2006 are not necessarily indicative of the results expected for the full year.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 2, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123(R) for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated compensation expense for the portion vesting in the period for options granted prior to, but not vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original disclosure provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of income for the 13 weeks ended April 2, 2006 was $1,029,000 before income taxes and consisted of stock option and ESPP expense of $958,000 and $71,000 respectively. The related total tax benefit was $394,000 for the 13 weeks ended April 2, 2006. Stock-based compensation expense was recognized as follows in the statement of income (in thousands):

Cost of sales and related occupancy expenses	$137
Operating expenses	347
General and administrative expenses	545
Total	$1,029

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and Employee Stock Purchase Plan (“ESPP”) awards for the thirteen weeks ended April 3, 2005 (in thousands, except earnings per share):

April 3, 2005

Net income - as reported	$2,428
Stock-based employee compensation included in reported net income, net of tax	4
Stock-based compensation expense determined under fair value based method, net of tax	(762)
Net income - pro forma	$1,670

Basic net income per share - as reported	$0.18
Basic net income per share - pro forma	$0.12

Diluted net income per share - as reported	$0.17
Diluted net income per share - pro forma	$0.12

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions:

	Stock Options		ESPP
13 Weeks Ended	April 2, 2006	April 3, 2005 (Pro forma)	April 2, 2006	April 3, 2005 (Pro forma)
Expected term (in years)	6.3	4.6	0.5	0.5
Expected stock price volatility	29.7%	42.4%	26.8%	23.1%
Risk-free interest rate	4.9%	4.1%	4.7%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$11.93	$9.75	$6.97	$5.77

The expected term of the options represents the estimated period of time from date of option grant until exercise and for the 13 weeks ended April 2, 2006, is calculated using the simplified method under SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term” (SAB 107). Prior to the adoption of SFAS 123(R), the expected term was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The Company has not paid dividends in the past and does not plan to pay dividends in the near future.

The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

Comprehensive Income

For the thirteen weeks ended April 2, 2006 and April 3, 2005, comprehensive income was $2,339,000 and $2,390,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 310,318 and 59,339 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended April 2, 2006 and April 3, 2005, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended
	April 2, 2006	April 3, 2005

Basic weighted average shares outstanding	13,892	13,564
Incremental shares from assumed exercise of stock options	717	605
Diluted weighted average shares outstanding	14,609	14,169

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	April 2, 2006	January 1, 2006
Green coffee	$8,114	$9,958
Finished goods and other	6,640	6,190
Total	$14,754	$16,148

4.	Marketable securities

The Company’s short and long-term marketable securities balances include U.S. government, agency, municipal and guaranteed student loan obligations, and are classified as available-for-sale. Gross unrealized holding losses at April 2, 2006 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

5.	Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no expiration. During the thirteen weeks ended April 2, 2006, the Company purchased and retired 124,800 shares of common stock, at an average price of $29.61 in accordance with the share purchase program.

6.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
The Company maintains several stock equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Prior to the January 2, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The term of a granted stock option is 10 years from the grant date. Stock options vest according to a pre-determined vest schedule set at grant date.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $30.00 as of the last business day of the period ended April 2, 2006, which would have been received by the optionees had all options been exercised on that date. As of April 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 22 months. During the 13 weeks ended April 2, 2006, the total intrinsic value of stock options exercised was $795,000.

As of April 2, 2006, there were 377,264 shares available for grant under the 2000 stock option plan and 182,036 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	2,551,306	$18.68
Granted	17,500	29.67
Exercised	(59,345)	16.49
Cancelled or expired	(17,979)	22.63
Outstanding, April 2, 2006	2,491,482	$18.78	7.26	$28,017,872
Exercisable, April 2, 2006	1,873,841	$17.03	6.83	$24,312,067

The following table summarizes stock option information at April 2, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$6.00 to $13.47	380,119	5.79	$10.64	362,496	$10.52
$15.49 to $15.49	664,510	6.16	15.49	652,010	15.49
$16.00 to $20.74	509,532	7.00	17.11	394,635	17.06
$21.35 to $26.09	499,377	8.38	23.16	293,612	22.88
$26.47 to $35.87	437,944	9.26	27.80	171,088	26.55
$6.00 to $35.87	2,491,482	7.26	$18.78	1,873,841	$17.03

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During the period ended April 2, 2006, there were no shares purchased of the Company’s common stock under the plan. At April 2, 2006 640,742 shares remain available for future issuance.

7.	Segment Information

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through grocery, home delivery, food service and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment operating income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangible and other assets.

	Retail		Specialty		Unallocated	Total
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue		Amount	Percent of Net Revenue
Thirteen weeks ended April 2, 2006:
Net revenue	$33,400	100.0%	$16,307	100.0%		$49,707	100.0%
Cost of sales and occupancy	14,824	44.4%	7,669	47.0%		22,493	45.3%
Operating expenses	14,262	42.7%	3,151	19.3%		17,413	35.0%
Depreciation and amortization	1,435	4.3%	352	2.2%	$196	1,983	4.0%
Segment operating income (loss)	2,879	8.6%	5,135	31.5%	(4,923)	3,091	6.2%
Interest income					(677)	(677)
Income before income taxes						3,768
Total assets	35,223		12,288		102,021	149,532
Capital expenditures	3,306		112		793	4,211

Thirteen weeks ended April 3, 2005:
Net revenue	$27,283	100.0%	$12,705	100.0%		$39,988	100.0%
Cost of sales and occupancy	11,988	43.9%	6,083	47.9%		18,071	45.2%
Operating expenses	10,895	39.9%	2,606	20.5%		13,501	33.8%
Depreciation and amortization	1,163	4.3%	361	2.8%	$156	1,680	4.2%
Segment operating income (loss)	3,237	11.9%	3,655	28.8%	(3,181)	3,711	9.3%
Interest income					(328)	(328)
Income before income taxes						4,039
Total assets	28,896		10,117		95,275	134,288
Capital expenditures	3,275		479		463	4,217

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning projected new store openings, 2006 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors” for the year ended January 1, 2006. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Increases in the cost and decreases in availability of high quality Arabica coffee beans: Although we do not purchase coffee on the commodity markets, price movements in the commodity trading of coffee impact the prices we pay. Coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. Over the past eighteen months, the commodity prices for coffee have risen above their historical range for the prior three to four years. If we are unable to pass along increased coffee costs, our margin will decrease and our profitability will suffer accordingly. In addition, if we are not able to purchase sufficient quantities of high quality Arabica beans due to any of the above factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may also suffer.

•
A significant interruption in the operation of our one roasting facility: A significant interruption in the operation of our Emeryville, California roasting and distribution facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in the service of our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake fault lines. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business. Our earthquake insurance covers net income, continuing normal operating expenses and extra expenses incurred during the period of restoration. However, in the event of a catastrophic earthquake, our coverage is limited and we would incur additional expenses.

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

We are forecasting revenue growth for 2006 in the 20 to 23 percent range over 2005 revenues. We expect to increase our revenues in 2006 through the continued growth in our specialty businesses, both in existing accounts and new accounts, and through growing our retail business, by opening 23 to 28 new stores and continuing to expand sales in existing stores. In addition, we expect to make investments in 2006 to improve our capability to sustain this growth over the foreseeable future, including capital expenditures for the remodeling of existing stores, equipment for the grocery channel, information technology enhancements and roasting plant equipment. We also plan to spend approximately $25.0 million on a new roasting facility and related improvements and equipment beginning in late 2006 and in the first quarter of 2007. We expect to open the roasting facility in 2007.

Results of Operations

The following discussion on results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.
	Thirteen weeks ended
	April 2, 2006	April 3, 2005
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	45.3	45.2
Operating expenses	35.0	33.8
Marketing and advertising expenses	2.2	2.0
Depreciation and amortization expenses	4.0	4.2
General and administrative expenses	7.3	5.5
Income from operations	6.2	9.3
Interest income	1.4	0.8
Income before income taxes	7.6	10.1
Income tax provision	(2.9)	(4.0)
Net income	4.7%	6.1%

Percent of net revenue by business segment:
Retail stores	67.2%	68.2%
Specialty sales	32.8	31.8

Percent of net revenue by business category:
Whole bean coffee and related products	56.0%	57.7%
Beverages and pastries	44.0	42.3

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	44.4%	43.9%
Specialty sales	47.0	47.9

Operating expenses as a percent of segment revenue:
Retail stores	42.7%	39.9%
Specialty sales	19.3	20.5

Percent increase (decrease) from prior year:
Net revenue	24.3%	22.7%
Retail stores	22.4	20.2
Specialty sales	28.4	28.3
Cost of sales and related occupancy expenses	24.5	21.7
Operating expenses	29.0	22.7
Marketing and advertising expenses	31.2	(5.1)
General and administrative expenses	65.8	27.8
Depreciation and amortization expenses	18.0	27.4

Selected operating data:
Number of retail stores in operation:
Beginning of the period	111	92
Store openings	2	4
Store closures	—	—
End of the period	113	96

Thirteen Weeks Ended April 2, 2006 Compared to Thirteen Weeks Ended April 3, 2005

Stock-based compensation
The Company is providing the table below because management believes it provides useful information to investors regarding the Company’s results of operations by separately identifying the stock-based compensation expense and providing reported amounts on a basis comparable to that used in prior periods. The non-GAAP financial measures presented in the table below are not a substitute for the as reported GAAP measures presented. The application of SFAS 123(R) had the following effect on reported amounts for the 13 weeks ended April 2, 2006 relative to the amounts that would have been reported using the intrinsic value method under the Company’s previous accounting (in thousands, except earnings per share):

	Using Previous Accounting (non-GAAP)	Stock-based Compensation (non-GAAP)	As Reported

Cost of sales and related occupancy expenses	$22,356	$137	$22,493
Operating expenses	17,066	347	17,413
General and administrative expenses	3,092	545	3,637
Operating income	4,120	(1,029)	3,091
Income before income taxes	4,797	(1,029)	3,768
Income tax provision	1,812	(370)	1,442
Net income	$2,985	$(659)	$2,326
Net income per diluted share	$0.21	$(0.05)	$0.16
Diluted shares outstanding	14,478	131	14,609

Net revenue

Net revenue for the thirteen weeks ended April 2, 2006 increased 24.3% versus the same period in 2005 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 20.7% to $27.8 million. Sales from beverages and pastries increased 29.2% to $21.9 million.

In the retail segment, net revenue increased 22.4% compared to 2005 primarily as a result of increased sales from the 18 new stores we opened in the last 12 months and growth in the existing stores. Sales of whole bean coffee and related products in the retail segment increased by 10.9% to $11.8 million, while sales of beverages and pastries increased by 29.8% to $21.6 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2004 and 2005 and increased traffic in our existing stores. The slower growth in whole bean and related products was due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores. During the first quarter of 2006, we opened 2 new stores compared to 4 in 2005. We expect to open approximately 6 or 7 stores in the second quarter of 2006.

In the specialty sales segment, net revenue increased 28.4% compared to the thirteen weeks ended April 3, 2005. The $3.6 million increase consisted primarily of a $2.7 million increase in grocery sales, a $0.5 million increase in home delivery sales, and a $0.4 million increase in sales to food service and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts, new accounts we added in the last 12 months, and a price increase in October 2005. Compared to last year, we added approximately 500 new stores over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 4,000. In addition, to offset rising coffee and other operating costs, we increased our price to our grocery accounts by approximately 8-10% during October 2005. Net revenue to the home delivery channel grew 12.9% compared to the same period in 2005 as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs as well as highlighting special coffees like Lost Toraja and Peaberry Especial. In addition, food service and office coffee sales increased 11.5% primarily due to efforts in expanding our office distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased slightly from 45.2% in 2005 to 45.3% in 2006 due to higher green coffee costs and the impact of expensing stock-based compensation, partially offset by the price increase taken in our grocery channel. Higher coffee cost resulted in a 0.7% increase in cost of sales as a percentage of net revenue. We expect our coffee cost, which lags the commodity market price due to future commitments, to continue to increase for the remainder of 2006. In addition, stock-based compensation increased costs as a percentage of net revenue by 0.3%.

Operating expenses

Operating expenses as a percent of net revenue for the current quarter increased compared to 2005 primarily due to the opening of new stores and the impact of expensing stock options, partially offset by pricing and leverage gained in the specialty segment.

In the retail segment, operating expenses as a percent of net revenue increased by 2.8% to 42.7%. The increase was due to a 1.3% increase from opening new stores in the last two years and a 0.8% impact from stock-based compensation. The remaining increase was due to higher costs to support existing stores, both in the stores and above store management.

As a percent of net revenue, specialty operating expenses decreased 1.2% to 19.3%. The decrease was primarily due to the price increase taken in October 2005 in our grocery channel, which decreased expenses as a percent of net revenue by 1.0%. The remaining decrease was due to leveraging the relatively fixed operating structure in the grocery, foodservice, office and home delivery channels. This was partially offset by a 0.5% impact from stock-based compensation.

Marketing and advertising expenses

For 2006, marketing and advertising expenses increased $0.3 million compared to the same prior year period. The increase was driven primarily by costs to support the Company’s 40th Anniversary Celebration in all channels.

General and administrative expenses

General and administrative expenses in the current quarter were $3.6 million, or 7.3% of revenue, compared to $2.2 million, or 5.5% for the same period last year. The increase was primarily due to the 1.1%, or $0.5 million impact of stock-based compensation. The remaining increase as a percent of sales was due to recruiting costs.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2006 primarily due to the 22 stores we opened in 2005 and 2006.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $0.7 million in interest income in the first quarter of 2006, compared to $0.3 million last year, primarily due to higher interest rates on our investments.

Income tax provision

The effective income tax rate for the period and projected for the full-year is 38.3% versus 39.9% during the first quarter 2005. The lower effective tax rate is due primarily to increased interest income from tax-exempt marketable securities during 2006 partially offset by a 0.5% increase in the rate due to the accounting for stock-based compensation. The rate was also higher during the first quarter 2005 than the full-year rate of 38.8% due to discrete true-up items during the period and a higher than anticipated deduction for qualified domestic production activities as part of the American Job Creations Act of 2004.

Liquidity and Capital Resources

At April 2, 2006, we had $29.3 million in cash and cash equivalents and $40.3 million in short-term and long-term marketable securities for a total of $69.6 million. Working capital was $61.0 million as of April 2, 2006.

Net cash provided by operations was $6.7 million for the thirteen weeks ended April 2, 2006 compared to $7.1 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to timing differences in working capital.

Net cash provided by investing activities was $4.7 million for the thirteen weeks ended April 2, 2006. Investing activities primarily relate to purchases of property and equipment and maturities and purchases of marketable securities. During the first quarter of 2006, maturities net of purchases totaled $8.9 million as we held a greater amount of marketable securities classified as cash equivalents due to the relative yields.

Net cash used in financing activities was $2.7 million for the thirteen weeks ended April 2, 2006. Financing activities consisted primarily of $3.7 million for the Company’s purchase of its common stock, offset partially by the exercise of stock options by employees.

Our remaining 2006 capital expenditures are expected to be between $14.0 and $15.0 million, excluding investments that we may incur late in the year to purchase a new roasting facility. Approximately $8.0 to $10.0 million is expected to be used for the opening of the remaining new retail stores of the total 23 to 28 scheduled for 2006 and expenditures for new stores in progress for 2007. The remaining is expected to be used for the remodeling of existing stores, equipment for the grocery channel, information technology enhancements and roasting plant equipment. In addition, we plan to spend approximately $25.0 million on the new roasting facility and related improvements and equipment late in the year and in the first quarter of 2007.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of April 2, 2006, we had approximately $23.7 million in open fixed-priced purchase commitments and approximately $0.8 in not-yet-priced commitments for a total of approximately $24.5 million with delivery dates ranging from April 2006 through December 2007. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

Coffee Futures and Futures Options

As of April 2, 2006, we held no coffee futures or futures options. We had no outstanding positions at April 2, 2006 or April 1, 2005. We do not hold or issue derivative instruments for trading purposes.

Please refer to our Annual Report on Form 10-K for the year ended January 1, 2006 for a further summary of risks.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 2, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during 2006.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2006 – February 4, 2006	—	—	410,496	589,504
February 5, 2006 – March 5, 2006	33,478	$30.14	443,974	556,026
March 6, 2006 – April 2, 2006	91,322	29.42	535,296	464,704
Total	124,800	$29.61	535,296	464,704

(1) Represents purchases made by the Company pursuant to its stock purchase program. On February 11, 2004, the Company’s Board of Directors authorized the Company to purchase up to 1.0 million shares of Peet’s common stock, with no expiration, and the Company announced its plan on February 12, 2004 on Form 8-K. As of April 24, 2006, 560,496 shares have been purchased. The Company expects to make purchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEET’S COFFEE & TEA, INC.

Date: May 4, 2006	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary