Form 10-Q/A
period 2006-04-02
PEETS COFFEE & TEA INC
filed 2006-06-30
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

 This Form 10-Q/A (the "Amendment") is being filed to amend the quarterly report on Form 10-Q filed by Peet's Coffee & Tea, Inc. on May 5, 2006. This Amendment (1) omits the stock-based compensation table in Item 2. Management’s Discussion and Analysis showing the effect of the adoption of accounting for Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” and (2) includes the disclosure of the net income and earnings per share effect of SFAS No. 123(R) in Item 1., Note 2 of the Financial Statements. No other changes are being made by means of this Amendment.

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

The net effect of the adoption of SFAS 123(R) on net income was $659,000, $0.05 per basic share and $0.05 per diluted share. The adoption of SFAS 123(R) resulted in a decrease of cash flows from operations and an increase in cash flows from financing activities of $3,000.

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

PEET’S COFFEE & TEA, INC.

Date: June 30, 2006	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary