Form 10-Q
period 2006-07-02
PEETS COFFEE & TEA INC
filed 2006-08-11
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of August 7, 2006, 13,838,833 shares of registrant’s Common Stock were outstanding.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	July 2,	January 1,
	2006	2006

ASSETS

Current assets
Cash and cash equivalents	$13,798	$20,623
Short-term marketable securities	34,853	32,453
Accounts receivable, net	5,205	5,152
Inventories	19,724	16,148
Deferred income taxes	1,514	1,514
Prepaid expenses and other	5,282	3,372
Total current assets	80,376	79,262

Long-term marketable securities	9,863	16,890
Property and equipment, net	52,779	46,313
Intangible and other assets, net	7,537	5,434
Total assets	$150,555	$147,899

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$7,903	$8,553
Accrued compensation and benefits	5,793	5,563
Deferred revenue	2,855	3,415
Total current liabilities	16,551	17,531

Deferred income taxes	1,759	1,759
Deferred lease credits and other long-term liabilities	2,814	2,537
Total liabilities	21,124	21,827

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,834,000 and 13,902,000 shares	98,555	99,273
Accumulated other comprehensive loss, net of tax	(88)	(76)
Retained earnings	30,964	26,875
Total shareholders' equity	129,431	126,072
Total liabilities and shareholders' equity	$150,555	$147,899

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Retail stores	$33,581	$28,575	$66,981	$55,858
Specialty sales	16,108	13,148	32,415	25,853
Net revenue	49,689	41,723	99,396	81,711

Cost of sales and related occupancy expenses	23,083	18,826	45,576	36,897
Operating expenses	17,913	14,362	35,326	27,863
Marketing and advertising expenses	1,097	741	2,187	1,572
Depreciation and amortization expenses	2,096	1,821	4,079	3,501
General and administrative expenses	3,399	2,116	7,036	4,310
Total costs and expenses from operations	47,588	37,866	94,204	74,143

Income from operations	2,101	3,857	5,192	7,568

Interest income	702	427	1,379	755

Income before income taxes	2,803	4,284	6,571	8,323

Income tax provision	1,040	1,681	2,482	3,292

Net income	$1,763	$2,603	$4,089	$5,031

Net income per share:
Basic	$0.13	$0.19	$0.29	$0.37
Diluted	$0.12	$0.18	$0.28	$0.35

Shares used in calculation of net income per share:
Basic	13,840	13,748	13,866	13,656
Diluted	14,549	14,424	14,579	14,297

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	July 2,	July 3,
	2006	2005
Cash flows from operating activities:
Net income	$4,089	$5,031
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,912	4,141
Amortization of interest purchased	243	100
Stock-based compensation	2,216	8
Excess tax benefit from exercise of stock options	(50)	—
Tax benefit from exercise of stock options	606	2,302
Loss on disposition of assets and asset impairment	42	100
Deferred income taxes	—	(17)
Changes in other assets and liabilities:
Accounts receivable, net	(53)	354
Inventories	(3,576)	(5,789)
Prepaid expenses and other current assets	(1,910)	(2,241)
Other assets	(181)	(18)
Accounts payable and accrued liabilities	(1,443)	(3,672)
Deferred lease credits and other long-term liabilities	277	147
Net cash provided by operating activities	5,172	446

Cash flows from investing activities:
Purchases of property and equipment	(10,905)	(6,484)
Proceeds from sales of property and equipment	16	29
Changes in restricted investments	(1,969)	(250)
Proceeds from sales and maturities of marketable securities	24,480	19,500
Purchases of marketable securities	(20,129)	(19,864)
Net cash used in investing activities	(8,507)	(7,069)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,908	5,064
Purchase of common stock	(6,448)	—
Excess tax benefit from exercise of stock options	50	—
Bank overdrafts	—	(96)
Net cash provided by (used in) financing activities	(3,490)	4,968

Decrease in cash and cash equivalents	(6,825)	(1,655)
Cash and cash equivalents, beginning of year	20,623	11,356

Cash and cash equivalents, end of year	$13,798	$9,701

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of July 2, 2006 and for the thirteen and twenty-six weeks ended July 2, 2006 and July 3, 2005 are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for such periods.   The financial information as of January 1, 2006, is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 1, 2006 included in the Annual Report on Form 10-K. The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the Form 10-K.

The results of operations for the thirteen and twenty-six weeks ended July 2, 2006 are not necessarily indicative of the results expected for the full year.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 2, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated compensation expense for the portion vesting in the period for options granted prior to, but not vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original disclosure provisions of SFAS 123. Results for prior periods have not been restated as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended July 2, 2006 was $1,187,000 and consisted of stock option and ESPP expense of $1,110,000 and $77,000 respectively. Total stock-based compensation expense recognized in the consolidated statement of income for the twenty-six weeks ended July 2, 2006 was $2,216,000 and consisted of stock option and ESPP expense of $2,069,000 and $147,000, respectively. The related total tax benefit was $440,000 and $838,000 for the thirteen and twenty-six weeks ended July 2, 2006, respectively. Stock-based compensation expense was recognized as follows in the statement of income (in thousands):

	Thirteen weeks ended	Twenty-six weeks ended
	July 2, 2006	July 2, 2006
Cost of sales and related occupancy expenses	$160	$297
Operating expenses	370	717
General and administrative expenses	657	1,202
Total	$1,187	$2,216

The net effect of the adoption of SFAS 123(R) on net income was $1,382,000, $0.10 per basic share and $0.10 per diluted share for the twenty-six weeks ended July 2, 2006. The adoption of SFAS 123(R) resulted in a decrease of cash flows from operations and an increase in cash flows from financing activities of $50,000 for the twenty-six week period.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP awards for the thirteen and twenty-six weeks ended July 3, 2005 (in thousands, except earnings per share):

	Thirteen weeks ended	Twenty-six weeks ended
	July 3, 2005	July 3, 2005
Net income - as reported	$2,603	$5,031
Stock-based employee compensation included in
reported net income, net of tax	4	4
Stock-based compensation expense determined
under fair value based method, net of tax	(1,728)	(2,490)
Net income - pro forma	$879	$2,545

Basic net income per share - as reported	$0.19	$0.37
Basic net income per share - pro forma	$0.06	$0.19

Diluted net income per share - as reported	$0.18	$0.35
Diluted net income per share - pro forma	$0.06	$0.18

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the twenty-six week periods ended July 2, 2006 and July 3, 2005:

	Stock Options		ESPP
Twenty-six Weeks Ended	July 2, 2006	July 3, 2005 (Pro forma)	July 2, 2006	July 3, 2005 (Pro forma)
Expected term (in years)	5.3	5.1	0.5	0.5
Expected stock price volatility	34.1%	42.0%	26.8%	27.3%
Risk-free interest rate	5.0%	3.8%	4.7%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$11.96	$8.76	$6.97	$7.89

The expected term of the options represents the estimated period of time from date of option grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For grants prior to April 3, 2006, expected stock price volatility was estimated using only the historical volatility of the Company’s stock. Beginning with the period ended July 2, 2006, expected stock price volatility is based on a combination of historical volatility and the implied volatility of the Company’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The Company has not paid dividends in the past and does not plan to pay dividends in the near future.

Comprehensive Income

For the thirteen weeks ended July 2, 2006 and July 3, 2005, comprehensive income was $1,738,000 and $2,663,000, respectively. For the twenty-six weeks ended July 2, 2006 and July 3, 2005, comprehensive income was $4,077,000 and $5,053,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 560,023 and 0 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended July 2, 2006 and July 3, 2005, respectively, and 433,585 and 2,280 for the twenty-six week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Basic weighted average shares outstanding	13,840	13,748	13,866	13,656
Incremental shares from assumed exercise
of stock options	709	676	713	641
Diluted weighted average shares outstanding	14,549	14,424	14,579	14,297

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is required to adopt FIN 48 beginning January 1, 2007and does not believe it will have a material impact on its financial statements.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	July 2,	January 1,
	2006	2006
Green coffee	$13,140	$10,263
Other inventory	6,584	5,885
Total	$19,724	$16,148

4.	Marketable Securities

The Company’s short and long-term marketable securities balances include U.S. government, agency, municipal and guaranteed student loan obligations, and are classified as available-for-sale. Gross unrealized holding losses at July 2, 2006 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

5.	Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no deadline for completion. During the thirteen and twenty-six weeks ended July 2, 2006, the Company purchased and retired 94,867 and 219,667 shares of common stock, respectively, at an average price of $29.02 and $29.31, respectively, in accordance with the share purchase program. As of July 2, 2006, 369,837 shares remained available for purchase under the program.

6.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Prior to the January 2, 2006 adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. Through 2001, the Company granted options at 85% of fair value and recorded compensation expense equal to the intrinsic value over the vesting period. The term of a granted stock option is 10 years from the grant date. Stock options vest according to a pre-determined vest schedule set at grant date.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $30.19 as of the last business day of the period ended July 2, 2006, which would have been received by the optionees had all options been exercised on that date. As of July 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $6.2 million, which is expected to be recognized over a weighted average period of approximately 32 months. During the twenty-six weeks ended July 2, 2006, the total intrinsic value of stock options exercised was $1.6 million.

As of July 2, 2006, there were 577,425 shares available for grant under the 2000 Equity Incentive Plan and 197,036 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding, January 1, 2006	2,551,306	$18.68
Granted	392,964	30.04
Exercised	(130,218)	18.18
Cancelled or expired	(48,550)	25.00
Outstanding, July 2, 2006	2,765,502	$20.22	7.38	$27,772
Exercisable, July 2, 2006	1,878,803	$17.06	6.60	$24,669

The following table summarizes stock option information at July 2, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$6.00 to $13.47	369,852	5.54	$10.64	357,730	$10.56
$15.49 to $15.49	661,206	5.91	15.49	661,206	15.49
$16.00 to $22.84	813,179	7.25	19.43	656,906	19.37
$23.26 to $28.91	565,712	9.06	26.55	198,079	26.04
$29.20 to $35.87	355,553	9.65	30.70	4,882	31.39
$6.00 to $35.87	2,765,502	7.38	$20.22	1,878,803	$17.06

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the period ended July 2, 2006, employees purchased 21,190 shares of the Company’s common stock under the ESPP. At July 2, 2006 819,552 shares remain available for future issuance under the ESPP.

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

	Retail		Specialty		Unallocated	Total
		Percent of		Percent of			Percent of
	Amount	Net Revenue	Amount	Net Revenue		Amount	Net Revenue
Thirteen weeks ended July 2, 2006:
Net revenue	$33,581	100.0%	$16,108	100.0%		$49,689	100.0%
Cost of sales and occupancy	15,724	46.8%	7,358	45.7%		23,082	46.5%
Operating expenses	14,729	43.9%	3,184	19.8%		17,913	35.1%
Depreciation and amortization	1,512	4.5%	355	2.2%	$229	2,096	4.2%
Segment operating income (loss)	1,616	4.8%	5,211	32.4%	(4,726)	2,101	4.2%
Interest income					702	702
Income before income taxes						2,803
Total assets	37,815		10,736		102,004	150,555
Capital expenditures	3,833		199		2,662	6,694

Thirteen weeks ended July 3, 2005:
Net revenue	$28,575	100.0%	$13,148	100.0%		$41,723	100.0%
Cost of sales and occupancy	12,656	44.3%	6,170	46.9%		18,826	45.1%
Operating expenses	11,831	41.4%	2,531	19.3%		14,362	34.4%
Depreciation and amortization	1,276	4.5%	383	2.9%	$162	1,821	4.4%
Segment operating income (loss)	2,812	9.8%	4,064	30.9%	(3,019)	3,857	9.2%
Interest income					427	427
Income before income taxes						4,284
Total assets	29,930		9,750		97,028	136,708
Capital expenditures	1,583		362		322	2,267

Twenty-six weeks ended July 2, 2006:
Net revenue	$66,981	100.0%	$32,415	100.0%		$99,396	100.0%
Cost of sales and occupancy	30,548	45.6%	15,028	46.4%		45,576	45.9%
Operating expenses	28,991	43.3%	6,335	19.5%		35,326	35.5%
Depreciation and amortization	2,947	4.4%	707	2.2%	$425	4,079	4.1%
Segment operating income (loss)	4,495	6.7%	10,345	31.9%	(9,648)	5,192	5.2%
Interest income					1,379	1,379
Income before income taxes						6,571
Total assets	37,815		10,736		102,004	150,555
Capital expenditures	7,139		311		3,455	10,905

Twenty-six weeks ended July 3, 2005:
Net revenue	$55,858	100.0%	$25,853	100.0%		$81,711	100.0%
Cost of sales and occupancy	24,643	44.1%	12,254	47.4%		36,897	45.2%
Operating expenses	22,726	40.7%	5,137	19.9%		27,863	34.1%
Depreciation and amortization	2,439	4.4%	744	2.9%	$318	3,501	4.3%
Segment operating income (loss)	6,050	10.8%	7,718	29.9%	(6,200)	7,568	9.3%
Interest income					755	755
Income before income taxes						8,323
Total assets	29,930		9,750		97,028	136,708
Capital expenditures	4,858		841		785	6,484

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning projected new store openings, 2006 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors” for the year ended January 1, 2006. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Increases in the cost and decreases in availability of high quality arabica coffee beans: Although we do not purchase coffee on the commodity markets, price movements in the commodity trading of coffee impact the prices we pay. Coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. Over the past eighteen months, the commodity prices for coffee have risen above their historical range for the prior three to four years. If we are unable to pass along increased coffee costs, our margin will decrease and our profitability will decrease accordingly. In addition, if we are not able to purchase sufficient quantities of high quality arabica beans due to any of the above factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

•
A significant interruption in the operation of our one roasting facility: A significant interruption in the operation of our Emeryville, California roasting and distribution facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in the service of our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake fault lines. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business. Our earthquake insurance covers net income, continuing normal operating expenses and extra expenses incurred during the period of restoration after a significant deductible and co-insurance limit is met. However, in the event of a catastrophic earthquake, our coverage is limited and we would incur additional expenses.

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

We expect the specialty coffee industry to continue to grow.  We believe that this growth will be fueled by continued consumer interest in high-quality coffee and related products.  We believe that by offering high-quality products to consumers throughout the country, we will attract the same loyal customer base that we have attracted in California.

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

We are forecasting net revenue growth for 2006 in the 20% to 23%range over 2005 revenues. We expect to increase our revenues in 2006 through the continued growth in our specialty businesses, both in existing accounts and new accounts, and through growing our retail business by opening 23 to 28 new stores and continuing to expand sales in existing stores. In addition, we expect to make investments in 2006 to improve our capability to sustain this growth over the foreseeable future, including capital expenditures for the remodeling of existing stores, equipment for the grocery channel, information technology enhancements and roasting plant equipment. We also plan to spend approximately $26.0 to $27.0 million on a new roasting facility and related improvements and equipment beginning in late 2006 and in the first quarter of 2007. We expect to open the roasting facility in the second quarter of 2007.

Results of Operations

The following discussion on results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Twenty-six weeks ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Statement of operations data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.5	45.1	45.9	45.2
Operating expenses	36.1	34.4	35.5	34.1
Marketing and advertising expenses	2.2	1.8	2.2	1.9
Depreciation and amortization expenses	4.2	4.4	4.1	4.2
General and administrative expenses	6.8	5.1	7.1	5.3
Income from operations	4.2	9.2	5.2	9.3
Interest income	1.4	1.0	1.4	0.9
Income before income taxes	5.6	10.2	6.6	10.2
Income tax provision	(2.1)	(4.0)	(2.5)	(4.0)
Net income	3.5%	6.2%	4.1%	6.2%

Percent of net revenue by business segment:
Retail stores	67.6%	68.5%	67.4%	68.4%
Specialty sales	32.4	31.5	32.6	31.6

Percent of net revenue by business category:
Whole bean coffee and related products	54.7%	56.1%	55.3%	56.8%
Beverages and pastries	45.3	43.9	44.7	43.2

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	46.8%	44.3%	45.6%	44.1%
Specialty sales	45.7	46.9	46.4	47.4

Operating expenses as a percent of segment revenue:
Retail stores	43.9%	41.4%	43.3%	40.7%
Specialty sales	19.8	19.3	19.5	19.9

Percent increase (decrease) from prior year:
Net revenue	19.1%	24.4%	21.6%	23.5%
Retail stores	17.5	21.9	19.9	21.0
Specialty sales	22.5	30.2	25.4	29.3
Cost of sales and related occupancy expenses	22.6	22.6	23.5	22.1
Operating expenses	24.7	26.5	26.8	24.6
Marketing and advertising expenses	48.0	(24.0)	39.1	(15.1)
General and administrative expenses	60.6	18.5	63.2	23.0
Depreciation and amortization expenses	15.1	33.9	16.5	30.7

Selected operating data:
Number of retail stores in operation:
Beginning of the period	113	96	111	92
Store openings	7	4	9	8
Store closures	—	—	—	—
End of the period	120	100	120	100

Thirteen Weeks Ended July 2, 2006 Compared to Thirteen Weeks Ended July 3, 2005

Net revenue
Net revenue for the thirteen weeks ended July 2, 2006 increased 19.1% versus the same period in 2005 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 16.2% to $27.2 million. Sales from beverages and pastries increased 22.8% to $22.5 million.

In the retail segment, net revenue increased 17.5% compared to 2005 primarily as a result of increased sales from the 21 new stores we opened in the last 12 months and growth in the existing stores. During the second quarter of 2006, we opened seven new stores compared to four in 2005. However, most of the stores were opened toward the end of the quarter, resulting in a 17% increase in the number of weeks stores were in operation. Sales of whole bean coffee and related products in the retail segment increased by 7.6% to $11.3 million, while sales of beverages and pastries increased by 23.3% to $22.3 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores.

In the specialty sales segment, net revenue increased 22.5% compared to the thirteen weeks ended July 3, 2005. The $3.0 million increase consisted of a $2.1 million increase in grocery sales, a $0.5 million increase in home delivery sales, and a $0.3 million increase in sales to food service and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts, new accounts we added in the last 12 months, and a price increase in October 2005. We added approximately 400 new stores over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 4,000. And, in order to offset rising coffee and other operating costs, we increased our price to our grocery accounts by approximately 8% to 10% during October 2005. Net revenue to the home delivery channel grew 15.4% compared to the same period in 2005 primarily due to increased gifting around Mother’s Day and Father’s Day and sales of commemorative merchandise celebrating our 40th Anniversary. In addition, food service and office coffee sales increased 8.0% primarily due to efforts in expanding our office distributorships, offset by the loss of the Omni Hotel business in the fourth quarter of last year.

Cost of sales and related occupancy expenses
Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.1% in 2005 to 46.5% in 2006 due to higher green coffee costs, an increased number of new stores, which have higher occupancy expenses on a lower sales base, and the impact of expensing stock-based compensation, partially offset by the price increase taken in our grocery channel. Higher coffee cost resulted in a 1.3% increase in cost of sales as a percentage of net revenue. We expect our coffee cost, which lags the commodity market price due to future commitments, to continue to increase for the remainder of 2006. The impact from a greater new store base resulted in a 0.5% increase in costs as a percentage of net revenue. In addition, stock-based compensation increased costs as a percentage of net revenue by 0.3%.

Operating expenses
Operating expenses as a percent of net revenue for the current quarter increased compared to 2005 due to the opening of new stores, higher costs in existing stores and the impact of expensing stock options, partially offset by pricing and leverage gained in the specialty segment.

In the retail segment, operating expenses as a percent of net revenue increased by 2.5% to 43.9%. The increase was due to a 0.7% increase from opening new stores in the last two years, 0.8% impact from stock-based compensation, and higher costs to support existing stores, primarily labor costs in the stores to support our 40th Anniversary Celebration and the introduction of a new and improved FreddoTM frozen blended drinks.

As a percent of net revenue, specialty operating expenses increased 0.5% to 19.8%. The increase was due to a 0.7% increase from the impact of stock-based compensation expense. The remaining 0.2% offsetting decrease resulted from the price increase in grocery, partially offset by higher operating expenses in foodservice and office channel.

Marketing and advertising expenses
For 2006, marketing and advertising expenses increased $0.4 million compared to the same prior year period. The increase was driven primarily by costs to support the Company’s 40th Anniversary Celebration in all channels.

General and administrative expenses
General and administrative expenses in the current quarter were $3.4 million, or 6.8% of revenue, compared to $2.1 million, or 5.1% for the same period last year. The increase was primarily due to the 1.3%, or $0.7 million impact of stock-based compensation. The remaining increase as a percent of sales was due to increases in headcount and audit and accounting related professional services.

Depreciation and amortization expenses
Depreciation and amortization expenses increased in 2006 from $1.8 million to $2.1 million primarily due to the 29 stores we opened in 2005 and 2006.

Investment income, net
We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $0.7 million in interest income in the second quarter of 2006, compared to $0.4 million last year, primarily due to higher interest rates on our investments.

Income tax provision
The effective income tax rate for the period is 37.1% compared to 39.2% during the second quarter 2005. The lower effective tax rate is due primarily to increased interest income from tax-exempt marketable securities during 2006.

Twenty-six Weeks Ended July 2, 2006 Compared to Twenty-six Weeks Ended July 3, 2005

Net revenue
Net revenue for the twenty-six weeks ended July 2, 2006 increased 21.6% versus the same period in 2005 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 18.4% to $55.0 million. Sales from beverages and pastries increased 25.9% to $44.4 million.

In the retail segment, net revenue increased 19.9% compared to 2005 primarily as a result of increased sales from the 21 new stores we opened in the last 12 months and growth in the existing stores. During the first half of 2006, we opened nine new stores compared to eight in 2005. Sales of whole bean coffee and related products in the retail segment increased by 9.2% to $23.1 million, while sales of beverages and pastries increased by 26.4% to $43.9 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores.

In the specialty sales segment, net revenue increased 25.4% compared to the same period last year. The $6.6 million increase consisted of a $4.9 million increase in grocery sales, a $1.0 million increase in home delivery sales, and a $0.7 million increase in sales to food service and office accounts. Grocery continued to have the highest growth rate in the segment with a 42.3% increase compared to last year, primarily due to continued strong growth in our existing accounts. Home delivery sales increased by 14.2% and food service and office sales increased by 9.6%.

Cost of sales and related occupancy expenses
Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.2% in 2005 to 45.9% in 2006 due to higher green coffee costs, an increased number of new stores, which have higher occupancy expenses on a lower sales base, and the impact of expensing stock-based compensation, partially offset by the price increase taken in our grocery channel. Higher coffee cost resulted in a 1.0% increase in cost of sales as a percentage of net revenue. We expect our coffee cost, which lags the commodity market price due to future commitments, to continue to increase for the remainder of 2006. The impact from a greater new store base and from stock-based compensation each increased costs as a percentage of net revenue by 0.3%. The increase was partially offset by the 0.7% price increase we took in our grocery channel.

Operating expenses
Operating expenses as a percent of net revenue for the twenty-six weeks increased compared to 2005 primarily due to the opening of new stores and the impact of expensing stock options, partially offset by pricing and leverage gained in the specialty segment.

In the retail segment, operating expenses as a percent of net revenue increased by 2.6% to 43.3%. The increase was due to a 1.0% increase from opening new stores in the last two years and a 0.8% impact from stock-based compensation. The remaining increase was due to higher costs to support existing stores, both in the stores and above store management.

As a percent of net revenue, specialty operating expenses decreased 0.4% to 19.5%. The decrease was primarily due to the price increase taken in October 2005 in our grocery channel, which decreased expenses as a percent of net revenue by 0.9%. The remaining decrease was due to leveraging the relatively fixed operating structure in the grocery channel. This was partially offset by a 0.6% impact from stock-based compensation.

Marketing and advertising expenses
For 2006, marketing and advertising expenses increased $0.6 million compared to the same prior year period. The increase was driven primarily by costs to support the Company’s 40th Anniversary Celebration in all channels.

General and administrative expenses
General and administrative expenses in the current quarter were $7.0 million, or 7.1% of revenue, compared to $4.3 million, or 5.3% for the same period last year. The increase was primarily due to the 1.2%, or $1.2 million impact of stock-based compensation. The remaining increase as a percent of sales was due to increases in headcount as well as recruiting, audit and accounting related professional services.

Depreciation and amortization expenses
Depreciation and amortization expenses increased in 2006 from $3.5 million to $4.1 million primarily due to the 29 stores we opened in 2005 and 2006.

Investment income, net
We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $1.4 million in interest income for the twenty-six week period ended July 2, 2006, compared to $0.8 million last year, primarily due to higher interest rates on our investments.

Income tax provision
The effective income tax rate for the twenty-six week period and as projected for the full-year is 37.8% compared to 39.6% for the twenty-six weeks ended July 3, 2005. The lower effective tax rate is due primarily to increased interest income from tax-exempt marketable securities during 2006. The rate was also higher during the first half 2005 than the full-year rate of 38.8% due to discrete true-up items during the period.

Liquidity and Capital Resources

At July 2, 2006, we had $13.8 million in cash and cash equivalents and $44.7 million in short-term and long-term marketable securities for a total of $58.5 million. Working capital was $63.8 million as of July 2, 2006.

Net cash provided by operations was $5.2 million for the twenty-six weeks ended July 2, 2006 compared to $0.4 million for the same prior year period. Operating cash flows were higher than the prior year period primarily due to timing differences in working capital.

Net cash used in investing activities was $8.5 million for the twenty-six weeks ended July 2, 2006. Investing activities primarily relate to purchases of property and equipment, an escrow deposit for our new roasting facility, and maturities and purchases of marketable securities. During the twenty-six week period ended July 2, 2006, we purchased land totaling $2.3 million adjacent to the new roasting facility under development in addition to our planned new store and other capital acquisitions.

Net cash used in financing activities was $3.5 million for the twenty-six weeks ended July 2, 2006. Financing activities consisted primarily of $6.4 million for the Company’s purchase of its common stock, offset partially by the exercise of stock options by employees.

Our remaining 2006 capital expenditures are expected to be between $9.5 and $10.5 million, excluding investments that we may incur late in the year to purchase the new roasting facility. Approximately $8.0 to $9.0 million is expected to be used for the opening of the remaining new retail stores out of the total 23 to 28 scheduled for 2006 and expenditures for new stores in progress for 2007. The remaining is expected to be used for the remodeling of existing stores, equipment for the grocery channel, information technology enhancements and roasting plant equipment. In addition, we plan to spend approximately $26.0 to $27.0 million on the new roasting facility and related improvements and equipment late in the year and in the first quarter of 2007.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments
We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of July 2, 2006, we had approximately $21.0 million in open fixed-priced purchase commitments and approximately $1.9 million in not-yet-priced commitments for a total of approximately $22.9 million with delivery dates ranging from July 2006 through July 2009. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

Coffee Futures and Futures Options
As of July 2, 2006, we held no coffee futures or futures options. We had no outstanding positions at July 2, 2006 or July 3, 2005. We do not hold or issue derivative instruments for trading purposes.

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

As of July 2, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during thirteen week period ended July 2, 2006.

			(c)Total Number of Shares Purchased as	(d) Maximum of Shares
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	Part of Publicly Announced Plans or Programs (1)	that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2006 - May 7, 2006	25,200	$29.00	560,496	439,504
May 8, 2006 - June 4, 2006	—	—	560,496	439,504
June 5, 2006 - July 2, 2006	69,667	29.02	630,163	369,837
Total	94,867	$29.02	630,163	369,837

(1) Represents purchases made by the Company pursuant to its stock purchase program. On February 11, 2004, the Company’s Board of Directors authorized the Company to purchase up to 1.0 million shares of Peet’s common stock, with no deadline for completion, and the Company announced its plan on February 12, 2004 on Form 8-K. As of August 7, 2006, 633,585 shares have been purchased. The Company expects to make purchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of the Company was held on May 16, 2006. The two persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2009 and until their successors are elected and qualified. There were 13,301,815 votes cast in the election of directors. The voting regarding each nominee was as follows:

	For	Withheld	Non-votes

Gerald Baldwin	13,086,777	215,038	537,694
Hilary Billings	12,966,878	334,937	537,694

The following directors' term of office as a director continued after the meeting: Gordon Bowker, H. William Jesse, Michael Linton, Patrick O'Dea, and Jean-Michel Valette.

Further, the selection of Deloitte & Touche LLP as independent auditors for the fiscal year was ratified. The matter was approved with 13,101,960 votes for, 193,890 votes withheld, and 5,965 votes abstained. Of the total shares outstanding on the date of record, 537,694 shares were not voted.

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

PEET’S COFFEE & TEA, INC.

Date: August 10, 2006	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary