Form 10-Q
period 2006-10-01
PEETS COFFEE & TEA INC
filed 2007-04-02
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of March 14, 2007, 13,516,180 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	25
	Signatures

References to “we”, “us”, “our”, “Peet’s”, and the “Company” in this quarterly report on Form 10-Q refer to Peet’s Coffee & Tea, Inc.

EXPLANATORY NOTE
Restatement of Unaudited Consolidated Financial Results

This quarterly report on Form 10-Q for the fiscal period ended October 1, 2006 (this “Form 10-Q”) reflects the restatement of our consolidated financial statements and the related disclosures resulting from the previously disclosed voluntary review of historical stock option grant practices and incorrect methodology used to allocate procurement and production costs into inventory. In this Form 10-Q, we have included the restated consolidated balance sheet as of January 1, 2006 and the restated consolidated statements of income, and cash flows for the thirteen and thirty-nine week periods ended October 2, 2005. In addition, the discussion in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to the restated financial data for the thirteen and thirty-nine week periods ended October 2, 2005.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any quarter affected by the restatement. The financial information contained in such previously-filed reports should no longer be relied upon. The financial information that has been previously filed for these periods is superseded by the information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and this Form 10-Q.

Stock Option Grants

As previously disclosed, on October 20, 2006, our Board of Directors appointed an Option Review Committee (the “Special Committee”) consisting of two independent directors to oversee a review of the Company’s past stock option granting practices. This voluntary review was initiated in light of the media coverage regarding stock option granting practices of other publicly traded companies. The Special Committee's review covered the period from the Company's 2001 initial public offering to August 2006. The Company also reviewed all options granted beginning in 1996. The review was conducted with the assistance of independent legal counsel and accounting experts (the “Review Team”).

Special Committee Findings

The Review Team reviewed the facts and circumstances surrounding stock option grants made during the review period, which included grants made on 80 dates. The Review Team conducted an extensive investigation including the review of physical and electronic documents and interviews with current and former directors, officers, employees and advisors. Documents reviewed included final versions and electronically stored drafts of board and committee meeting minutes and unanimous written consents, communication records with the Company’s Board of Directors and its Compensation Committee, grant lists and other documents. As part of its investigation, the Special Committee evaluated whether the correct measurement dates had been used under applicable accounting principles for the options granted. The measurement date as defined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, is the first date where there is evidence of proper approval and on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

The Special Committee concluded its review and reported its findings to the Board of Directors on March 6, 2007. The Special Committee reported that based on their review of data and interviews, the Review Team did not find evidence that there was any deliberate attempt to manipulate the price at which any stock option was granted nor the date of the grant in order to benefit the grant recipient or Peet’s. The Review Team also reported that they did not discover evidence of intentional wrongdoing by any Peet’s employee or Board member. The Review Team did, however, discover a lack of documentation and internal controls in connection with our stock administration system, particularly in the 2001-2003 period.

Based on the work of the Special Committee and the Review Team, we have determined that we used an incorrect measurement date for financial accounting purposes for a number of stock option grants. These errors resulted primarily from misapplication of accounting standards related to the determination of certain measurement dates, as discussed below, which on a number of occasions resulted in employees receiving options with stated exercise prices higher or lower than the market prices on the revised measurement dates as determined by the applicable accounting standards. Accordingly, we sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a revised measurement date for the granted options. In addition, we found instances in which the measurement dates for option grants were determined appropriately but the options were accounted for incorrectly. Based on these conclusions, we have restated the accompanying interim consolidated financial statements for the thirteen and thirty-nine week periods ending October 2, 2005 to record additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. The cumulative effect of these stock-based compensation adjustments, after tax, aggregate $1.0 million for fiscal years 1998 through 2005. The adjustments, after tax, for the thirteen and thirty-nine week periods ended October 2, 2005 are $2,000 and $12,000, respectively.

The principal components of the restatement are as follows (in thousands):

Adjustments,
net of tax
Revised Measurement Dates:
All Employee Grants	$266
Bonus Grants	420
Other Grants	28
Incorrect Accounting for Grants to Consultants,
Modifications and Discounted Options	265
Misapplication of Non-Employee Director Stock Option Plan	9
$988

Revised Measurement Dates. Based on available evidence, the Company applied the methodologies described below to determine the revised measurement dates under APB No. 25 for grants in the following categories: (1) annual grants to all Company employees (“All Employee Grants”); (2) bonus award option grants to directors and officers (“Bonus Grants”); and (3) grants in connection with the hiring and promotion of employees and other discretionary grants (“Other Grants”).

•
All Employee Grants - Since the Company’s initial public offering in 2001, the Company has made an annual grant of stock options to all employees of the Company. These grants require approval by the Board of Directors or the Compensation Committee of the Board of Directors (“Compensation Committee”). The number of shares to be granted to each individual is based upon job level in the organization and years of service.

We determined that the fiscal 2001 grant was not approved at a Board of Directors or Compensation Committee meeting, but instead we used a unanimous written consent (“UWC”) to obtain Board of Director approval. However, the UWC relating to the grant was not fully executed by the grant date. We have determined the appropriate measurement date of this award to be the date the final Board member signature was obtained on the UWC.

We also determined that we used the incorrect measurement date for the fiscal 2002 grant. While Board of Directors approval was received for the shares to be issued and documented in a regularly scheduled board meeting, there was no evidence that the exercise price was determined on the stated date. We have determined the revised measurement date for this grant using our judgment of when the grant details were likely finalized, based on review of available evidence, such as e-mail communications, interviews and supporting facts and circumstances.

•
Bonus Grants - In 2001, the Company began to grant stock options to director-level employees and above as incentive compensation. The number of options to be granted was determined using a predefined formula that utilizes the exercise price to determine the number of shares to be granted.

For the 2001 and 2002 bonus grants, we determined we used an incorrect measurement date for accounting purposes because the list containing the names of grantees, the options awarded to each grantee, and/or the grant date was not evidenced to be approved and determined with finality until a date subsequent to the measurement dates we previously used. We determined the revised measurement dates for the 2001 and 2002 bonus grants based on the date when the formula used to compute the number of options granted to each employee was approved by the Board of Directors and there was evidence that the grant price was established.

•
Other Grants - The Company also awarded options to key new hires, for promotions and in select situations to reward and retain key individuals. The Company’s general practice has been to grant stock options on the date the employee started work, was promoted or was notified of a discretionary grant. The Company would obtain approval for these grants in two different ways: (1) for grants over 10,000 shares the Company required Board of Directors or Compensation Committee approval, and (2) beginning in February 2003, the Compensation Committee delegated authority to the Chief Executive Officer in his capacity as a member of the Board of Directors to approve grants up to 10,000 shares, as prior to that date the delegation was implied. In certain instances, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. We used the methodology described below for: (1) grants requiring Board of Directors or Compensation Committee approval and (2) grants where granting authority was delegated to the Chief Executive Officer.

Other Grants requiring Board of Directors or Compensation Committee approval - We determined the revised measurement date for each stock option grant that requires Board of Directors or Compensation Committee approval to be the Approval Date (as defined below) for the stock option, provided the criteria set forth below were met. If there was not clear documentation supporting the Approval Date, we used the evidence described below to determine the most likely measurement date.

o
“Approval Date” - The Approval Date was the date of approval set forth in executed minutes or a fully-executed UWC of the Board of Directors or Compensation Committee documenting the grant of the stock option (i.e. employee, number of options, and exercise price.) When we did not have evidence of the approvals through either the minutes or signed UWC, we used other available evidence of approval by the Board of Directors or Compensation Committee, including email communications.

o
“Most Likely Measurement Date” - If the Approval Date criteria was not evidenced (i.e. all signed UWCs were not returned), we used the earlier of the following dates to determine the revised measurement date as we believe approval of the grant would have occurred prior to this date:

▪	The date the employee was notified of the terms of the option grant,
▪	The signature date of management approvals on the Company’s grant approval form,
▪	The date the grant approval form was received by our human resources department,
▪	Print date or metadata creation date on notice of grant of stock form, or
▪	The date the option was entered into our stock option database application.

Other Grants where granting authority was delegated to the Chief Executive Officer:
o
New Hire Grants - The Company’s Chief Executive Officer has been directly involved in determining the stock options to be granted to new hires. Generally, the terms of these stock options were included in the employee’s offer letter. Therefore, we determined the measurement date for new hire option grants to be the employee’s start date if all of the terms of the option grant were documented in the employee’s offer letter. Where we have determined that new hire option terms had not been determined and approved with finality prior to the employee’s start date, we have used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

o
Promotion and Discretionary Grants - We did not follow a consistent practice in granting, approving or documenting promotion and discretionary grants throughout the years. In many of our promotion and discretionary grants, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. In such instances, we have used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

Incorrect Accounting for Grants to Consultants, Modifications and Discounted Options. We also identified other accounting errors related to option grants. We identified one Company-wide grant from 1998, before Peet’s became a public company that was intentionally granted with an exercise price equal to 85% of fair value, consistent with the operative stock plan and the Company’s practice at the time, with respect to which we did not correctly account for the discount to fair value. We also identified two options granted to consultants that were incorrectly accounted for as grants to employees. In addition, we found several instances in which we incorrectly accounted for modifications to outstanding options, including one employee option that was accelerated upon termination of employment outside the provisions of the original grant and 11 instances in which employees’ periods to exercise options were extended.

Misapplication of Non-Employee Director Stock Option Plan.   The Non-Employee Director Plan provides for non-discretionary, automatic option grants to non-employee directors (including both initial grants and annual grants), requiring no independent action of the Board or any committee of the Board.  The plan stipulates that each director automatically receives an initial grant and a prorated annual grant on the day of initial election or appointment to the Board of Directors and an ongoing annual grant on the day following each annual meeting of shareholders. Prior to May 2005 the plan specified that options would have an exercise price equal to the market value of the option grant, which was defined as the closing price of the stock on the day prior to the grant. The plan was amended in May 2005 to define the market value as the closing price of the stock on the day of the option grant. The Company incorrectly administered three annual grants to all directors and one initial grant by applying a measurement date that was incorrect by one day. In addition, in two instances, the Company did not record the proper prorated grant upon a new director being named to the Board. The Company intends to correct these two administrative errors on the prorated grants in accordance with the plan. Of the three annual grants to all directors, two were recorded at an exercise price higher than the market price on the revised measurement date, and therefore no additional expense has been recognized in respect to these grants.

Total Financial Impact of Stock Option Related Restatement

The total stock-based compensation expense and incremental impact, to correct these errors in our historical stock option grants is as follows, net of related income tax expenses (in thousands):

	Stock-based Compensation
				As previously
	Adjustments			reported,	As restated,
	pre-tax	tax effect	net of tax	net of tax	net of tax
1998	$26	$11	$15	$-	$15
1999	48	20	28	9	37
2000	51	21	30	143	173
2001	291	119	172	183	355
2002	953	389	564	174	738
2003	152	62	90	115	205
2004	125	51	74	54	128
2005	26	11	15	10	25
	$1,672	$684	$988

As of January 2, 2006 (the first day of the Company’s 2006 fiscal year), the aggregate amount of unamortized compensation expense related to these option grants totaled approximately $57,000.

Additionally, we have restated the related pro forma expense for the thirteen and thirty-nine week periods ended October 2, 2005 under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 2, “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements, Unaudited” of this Form 10-Q to reflect the impact of these adjustments.

With respect to the matters discussed above, it is conceivable that others viewing the same evidence might have selected different measurement dates and that a higher or lower compensation charge would have resulted. Solely for purposes of assessing the possible effect on compensation expense that using different measurement dates could have had, we selected the earliest and latest measurement dates (if any) that had any substantial support, and calculated compensation expense using the highest and lowest stock price during that range of dates. Based on this data, the resulting additional pre-tax compensation expense could have been as low as $1.0 million or as high as $2.7 million instead of the $1.7 million we have recorded. However, we believe that our methodology provides for the most likely measurement date based on all available information.

We are in the process of continuing to develop more formal procedures and controls to provide reasonable assurance that the measurement date for stock option grants is appropriately determined. Effective March 26, 2007, the Compensation Committee of the Board of Directors adopted a stock option granting policy and specified Company procedures. The policy set forth policies and procedures relating to stock option granting practices, including (a) the review of stock option grant documentation prior to a grant to ensure proper support for the measurement date including the appropriate Board of Directors, Compensation Committee or Chief Executive Officer approval, (b) eliminating the use of unanimous written consents by the Board of Directors and its Compensation Committee, and (c) the use of predetermined effective dates for all grants.

Procurement and Production Costs

Subsequent to the Company’s 2006 year-end, we determined that our methodology for allocating production and procurement cost to inventory was incorrect and resulted in understating inventory balances and misstated net income.  The Company’s restated consolidated balance sheet as of January 1, 2006 includes an increase to inventory balances of $0.9 million and a cumulative net effect on retained earnings of $0.6 million.  The pre-tax impact on the consolidated statements of income for the thirteen and thirty-nine week periods ended October 2, 2005 were increases of $152,000 and $244,000, respectively.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	October 1,	January 1,
	2006	2006
		(As restated,
ASSETS		see Note 1)

Current assets
Cash and cash equivalents	$8,457	$20,623
Short-term marketable securities	31,913	32,453
Accounts receivable, net	6,036	5,152
Inventories	24,039	17,001
Deferred income taxes	1,633	1,514
Prepaid expenses and other	6,408	3,372
Total current assets	78,486	80,115

Long-term marketable securities	6,990	16,890
Property and equipment, net	57,597	46,313
Other assets, net	7,499	5,434

Total assets	$150,572	$148,752

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$13,024	$8,553
Accrued compensation and benefits	5,575	5,563
Deferred revenue	2,920	3,415
Total current liabilities	21,519	17,531

Deferred income taxes	1,879	1,806
Deferred lease credits and other long-term liabilities	3,071	2,537
Total liabilities	26,469	21,874

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,491,000 and 13,902,000 shares	92,086	100,562
Accumulated other comprehensive loss, net of tax	(14)	(76)
Retained earnings	32,031	26,392

Total shareholders' equity	124,103	126,878

Total liabilities and shareholders' equity	$150,572	$148,752

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(As restated,		(As restated,
		See Note 1)		See Note 1)

Retail stores	$34,350	$28,719	$101,331	$84,577
Specialty sales	16,523	14,135	48,938	39,988
Net revenue	50,873	42,854	150,269	124,565

Cost of sales and related occupancy expenses	24,081	19,670	69,988	56,748
Operating expenses	18,142	14,566	52,829	41,954
General and administrative expenses	4,594	3,380	14,006	9,484
Depreciation and amortization expenses	2,215	1,863	6,292	5,362
Total costs and expenses from operations	49,032	39,479	143,115	113,548

Income from operations	1,841	3,375	7,154	11,017

Interest income	589	421	1,968	1,176

Income before income taxes	2,430	3,796	9,122	12,193

Income tax provision	951	1,492	3,483	4,813

Net income	$1,479	$2,304	$5,639	$7,380

Net income per share:
Basic	$0.11	$0.17	$0.41	$0.54
Diluted	$0.10	$0.16	$0.39	$0.51

Shares used in calculation of net income per share:
Basic	13,670	13,949	13,801	13,754
Diluted	14,316	14,658	14,484	14,421

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	October 1,	October 2,
	2006	2005
		(As restated,
		See Note 1)
Cash flows from operating activities:
Net income	$5,639	$7,380
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,542	6,327
Amortization of interest purchased	334	104
Stock-based compensation	3,357	39
Excess tax benefit from exercise of stock options	(709)	-
Tax benefit from exercise of stock options	756	3,185
Loss on disposition of assets and asset impairment	273	445
Deferred income taxes	(46)	58
Gain on investments	-	(2)
Changes in other assets and liabilities:
Accounts receivable, net	(884)	(792)
Inventories	(7,038)	(8,381)
Prepaid expenses and other current assets	(3,036)	(2,435)
Other assets	(312)	(119)
Accounts payable and accrued liabilities	2,622	709
Deferred lease credits and other long-term liabilities	534	219
Net cash provided by operating activities	9,032	6,737

Cash flows from investing activities:
Purchases of property and equipment	(17,574)	(11,130)
Proceeds from sales of property and equipment	28	51
Changes in restricted investments	(1,969)	(250)
Proceeds from sales and maturities of marketable securities	36,553	41,244
Purchases of marketable securities	(26,356)	(40,696)
Net cash used in investing activities	(9,318)	(10,781)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,345	6,684
Purchase of common stock	(15,934)	-
Excess tax benefit from exercise of stock options	709	-
Bank overdrafts	-	(96)
Net cash provided by (used in) financing activities	(11,880)	6,588

Change in cash and cash equivalents	(12,166)	2,544
Cash and cash equivalents, beginning of period	20,623	11,356

Cash and cash equivalents, end of period	$8,457	$13,900

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of October 1, 2006 and for the thirteen and thirty-nine weeks ended October 1, 2006 and October 2, 2005 (as restated) are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as discussed below, necessary to present fairly the financial position and results of operations for such periods.   The information included in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements in the 2006 Form 10-K.

The results of operations for the thirteen and thirty-nine weeks ended October 1, 2006 are not necessarily indicative of the results expected for the full year.

Restatement of Unaudited Consolidated Financial Statements and Reclassifications

Stock Option Grants

On October 20, 2006, the Company’s Board of Directors appointed an Option Review Committee (the “Special Committee”) consisting of two independent directors to oversee a review of the Company’s past stock option granting practices. Based on this review, the Company has determined that it used an incorrect measurement date for financial accounting purposes for a number of stock option grants. These errors resulted primarily from misapplication of accounting standards related to the determination of certain measurement dates, as discussed below, which on a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices on the appropriate measurement dates as determined by the applicable accounting standards. For purposes of accounting for option grants, APB 25 provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. For certain stock options grants, the documentation related to the grant indicated that all prerequisites for establishing an accounting measurement date had not been met as of the original grant date selected by the Company. Accordingly, the Company sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a revised measurement date for the granted options. In addition, the Company found instances in which the measurement dates for option grants were determined appropriately but the options were accounted for incorrectly. Based on these conclusions, the Company has restated the accompanying consolidated financial statements for the thirteen and thirty-nine week periods ended October 2, 2005 to record additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. The cumulative effect of these stock-based compensation adjustments, after tax, aggregate $1.0 million for fiscal years 1998 through 2005. The adjustments, after tax, for the thirteen and thirty-nine week periods ended October 2, 2005 are $2,000 and $12,000, respectively.

The principal components of the restatement are as follows (in thousands):

Adjustments,
net of tax
Revised Measurement Dates:
All Employee Grants	$266
Bonus Grants	420
Other Grants	28
Incorrect Accounting for Grants to Consultants,
Modifications and Discounted Options	265
Misapplication of Non-Employee Director Stock Option Plan	9
$988

Revised Measurement Dates. Based on available evidence, the Company applied the methodologies described below to determine the revised measurement dates under APB No. 25 for grants in the following categories: (1) annual grants to all Company employees (“All Employee Grants”); (2) bonus award option grants to directors and officers (“Bonus Grants”); and (3) grants in connection with the hiring and promotion of employees and other discretionary grants (“Other Grants”).

•
All Employee Grants - Since the Company’s initial public offering in 2001, the Company has made an annual grant of stock options to all employees of the Company. These grants require approval by the Board of Directors or the Compensation Committee of the Board of Directors (“Compensation Committee”). The number of shares to be granted to each individual is based upon job level in the organization and years of service.

The Company determined that the fiscal 2001 grant was not approved at a Board of Directors or Compensation Committee meeting, but instead it used a unanimous written consent (“UWC”) to obtain Board of Director approval. However, the UWC relating to the grant was not fully executed by the grant date. The Company has determined the appropriate measurement date of this award to be the date the final Board member signature was obtained on the UWC.

The Company also determined that it used the incorrect measurement date for the fiscal 2002 grant. While Board of Directors approval was received for the shares to be issued and documented in a regularly scheduled board meeting, there was no evidence that the exercise price was determined on the stated date. The Company has determined the revised measurement date for this grant using management’s judgment of when the grant details were likely finalized, based on review of available evidence, such as e-mail communications, interviews and supporting facts and circumstances.

•
Bonus Grants - In 2001, the Company began to grant stock options to director-level employees and above as incentive compensation. The number of options to be granted was determined using a predefined formula that utilizes the exercise price to determine the number of shares to be granted.

For the 2001 and 2002 bonus grants, the Company determined it used an incorrect measurement date for accounting purposes because the list containing the names of grantees, the options awarded to each grantee, and/or the grant date was not evidenced to be approved and determined with finality until a date subsequent to the measurement dates it previously used. The Company determined the revised measurement dates for the 2001 and 2002 bonus grants based on the date when the formula used to compute the number of options granted to each employee was approved by the Board of Directors and there was evidence that the grant price was established.

•
Other Grants - The Company also awarded options to key new hires, for promotions and in select situations to reward and retain key individuals. The Company’s general practice has been to grant stock options on the date the employee started work, was promoted or was notified of a discretionary grant. The Company would obtain approval for these grants in two different ways: (1) for grants over 10,000 shares, the Company required Board of Directors or Compensation Committee approval, and (2) beginning in February 2003, the Compensation Committee delegated authority to the Chief Executive Officer in his capacity as a member of the Board of Directors to approve grants up to 10,000 shares, as prior to that date the delegation was implied. In certain instances, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. The Company used the methodology described below for (1) grants requiring Board of Directors or Compensation Committee approval and (2) grants where granting authority was delegated to the Chief Executive Officer.

Other Grants requiring Board of Directors or Compensation Committee approval - The Company determined the revised measurement date for each stock option grant that requires Board of Directors or Compensation Committee approval to be the Approval Date (as defined below) for the stock option, provided the criteria set forth below were met. If there was not clear documentation supporting the Approval Date, management used the evidence described below to determine the most likely measurement date.

o
“Approval Date” - The Approval Date was the date of approval set forth in executed minutes or a fully-executed UWC of the Board of Directors or Compensation Committee documenting the grant of the stock option (i.e. employee, number of options, and exercise price.) When the Company did not have evidence of the approvals through either the minutes or signed UWC, management used other available evidence of approval by the Board of Directors or Compensation Committee, including email communications.

o
“Most Likely Measurement Date” - If the Approval Date criteria was not evidenced (i.e. all signed UWCs were not returned), the Company used the earlier of the following dates to determine the revised measurement date as management believes approval of the grant occurred prior to this date:

▪	The date the employee was notified of the terms of the option grant,
▪	The signature date of management approvals on the Company’s grant approval form,
▪	The date the grant approval form was received by the Company’s human resources department,
▪	Print date or metadata creation date on notice of grant of stock form, or
▪	The date the option was entered into the Company’s stock option database application.

Other Grants where granting authority was delegated to the Chief Executive Officer:
o
New Hire Grants - The Company’s Chief Executive Officer has been directly involved in determining the stock options to be granted to new hires. Generally, the terms of these stock options were included in the employee’s offer letter. Therefore, the Company determined the measurement date for new hire option grants to be the employee’s start date if all of the terms of the option grant were documented in the employee’s offer letter. Where the Company has determined that new hire option terms had not been determined and approved with finality prior to the employee’s start date, management used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

o
Promotion and Discretionary Grants - The Company did not follow a consistent practice in granting, approving or documenting promotion and discretionary grants throughout the years. In many of the Company’s promotion and discretionary grants, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. In such instances, the Company used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

Incorrect Accounting for Grants to Consultants, Modifications and Discounted Options. The Company also identified other accounting errors related to option grants. The Company identified one Company-wide grant from 1998, before Peet’s became a public company that was intentionally granted with an exercise price equal to 85% of fair value, consistent with the operative stock plan and the Company’s practice at the time, with respect to which it did not correctly account for the discount to fair value. The Company also identified two options granted to consultants that were incorrectly accounted for as grants to employees. In addition, the Company found several instances in which it incorrectly accounted for modifications to outstanding options, including one employee option that was accelerated upon termination of employment outside the provisions of the original grant and 11 instances in which employees’ periods to exercise options were extended.

Misapplication of Non-Employee Director Stock Option Plan.   The Non-Employee Director Plan provides for non-discretionary, automatic option grants to non-employee directors (including both initial grants and annual grants), requiring no independent action of the Board or any committee of the Board.  The plan stipulates that each director automatically receives an initial grant and a prorated annual grant on the day of initial election or appointment to the Board of Directors and an ongoing annual grant on the day following each annual meeting of shareholders. Prior to May 2005 the plan specified that options would have an exercise price equal to the market value of the option grant, which was defined as the closing price of the stock on the day prior to the grant. The plan was amended in May 2005 to define the market value as the closing price of the stock on the day of the option grant. The Company incorrectly administered three annual grants to all directors and one initial grant by applying a measurement date that was incorrect by one day. In addition, in two instances, the Company did not record the proper prorated grant upon a new director being named to the Board. The Company intends to correct these two administrative errors on the prorated grants in accordance with the plan. Of the three annual grants to all directors, two were recorded at an exercise price higher than the market price on the revised measurement date, and therefore no additional expense has been recognized in respect to these grants.

Total Financial Impact of Stock Option Related Restatement

The total stock-based compensation expense and incremental impact, to correct these errors in the Company’s historical stock option grants is as follows, net of related income tax expenses (in thousands):

	Stock-based Compensation
				As previously
	Adjustments			reported,	As restated,
	pre-tax	tax effect	net of tax	net of tax	net of tax
1998	$26	$11	$15	$-	$15
1999	48	20	28	9	37
2000	51	21	30	143	173
2001	291	119	172	183	355
2002	953	389	564	174	738
2003	152	62	90	115	205
2004	125	51	74	54	128
2005	26	11	15	10	25
	$1,672	$684	$988

As of January 2, 2006 (the first day of the Company’s 2006 fiscal year), the aggregate amount of unamortized compensation expense related to these option grants totaled approximately $57,000.

Additionally, the Company restated the related pro forma expense for the thirteen and thirty-nine week periods ended October 2, 2005 under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 2 to reflect the impact of these adjustments.

Procurement and Production Costs

Subsequent to the Company’s 2006 year-end, the Company determined that its methodology for allocating production and procurement cost to inventory was incorrect and resulted in understating inventory balances and misstated net income.  The Company’s restated consolidated balance sheet as of January 1, 2006 includes an increase to inventory balances of $0.9 million and a cumulative net effect on retained earnings of $0.6 million.  The pre-tax impact on the consolidated statements of income for the thirteen and thirty-nine week periods ended October 2, 2005 were increases of $152,000 and $244,000, respectively.

Reclassifications

The Company has reclassified certain expenses in its prior consolidated financial statements to conform to the current year presentation, including the combining of marketing expenses with general and administrative expenses; classifying home delivery fulfillment expenses, previously included in operating expenses, as cost of sales and related occupancy costs; classifying website maintenance, previously included in operating expenses, as general and administrative expenses; and classifying the office portion of lease expenses, previously included in cost of sales and related occupancy costs, as general and administrative expenses. These adjustments had no effect on the previously reported income from operations or net income.

Summary of the Effect of Adjustments and Reclassifications on the Consolidated Financial Statements

The following tables set forth the effect of the adjustments and reclassifications on the Company’s Consolidated Balance Sheet as of January 1, 2006, Consolidated Statements of Income for the thirteen and thirty-nine week periods ended October 2, 2005 and Consolidated Statement of Cash Flows for the thirty-nine week period ended October 2, 2005 (in thousands except per share amounts):

CONSOLIDATED BALANCE SHEET

	As of January 1, 2006
	As Previously	Adjustments
	Reported	Inventory	Stock Options	As Restated
Inventories	$16,148	$853	$-	$17,001
Total current assets	79,262	853	-	80,115
Total assets	147,899	853	-	148,752
Deferred income tax liabilities - non-current	1,759	348	(301)	1,806
Total liabilities	21,827	348	(301)	21,874
Common stock	99,273	-	1,289	100,562
Retained earnings	26,875	505	(988)	26,392
Total shareholders' equity	126,072	505	301	126,878
Total liabilities and shareholders' equity	147,899	853	-	148,752

CONSOLIDATED STATEMENT OF INCOME

	For the 13 Weeks Ended October 2, 2005
	As Previously	Adjustments
	Reported	Inventory	Stock Options	Reclassifications	As Restated
Net revenue	$42,854				$42,854
Expenses:
Cost of sales and related occupancy expenses	19,671	$(152)		$151	19,670
Operating expenses	14,868		$3	(305)	14,566
General and administrative expenses	3,225			155	3,380
Depreciation and amortization expenses	1,864			(1)	1,863
Total costs and expenses from operations	39,628	(152)	3		39,479
Income from operations	3,226	152	(3)		3,375
Income before income taxes	3,647	152	(3)		3,796
Income tax provision	1,431	62	(1)		1,492
Net income	2,216	90	(2)		2,304
Net income per share - basic	$0.16	$0.01	$-	$-	$0.17
Net income per share - diluted	$0.15	$0.01	$-	$-	$0.16
Shares used in per share calculation -basic	13,949	-	-	-	13,949
Shares used in per share calculation - diluted	14,658	-	-	-	14,658

	For the 39 Weeks Ended October 2, 2005
	As Previously	Adjustments
	Reported	Inventory	Stock Options	Reclassifications	As Restated
Net revenue	$124,565				$124,565
Expenses:
Cost of sales and related occupancy expenses	56,568	$(244)	$2	$422	56,748
Operating expenses	42,731	-	16	(793)	41,954
General and administrative expenses	9,107	-	3	374	9,484
Depreciation and amortization expenses	5,365	-	-	(3)	5,362
Total costs and expenses from operations	113,771	(244)	21	-	113,548
Income from operations	10,794	244	(21)	-	11,017
Income before income taxes	11,970	244	(21)	-	12,193
Income tax provision	4,723	99	(9)	-	4,813
Net income	7,247	145	(12)	-	7,380
Net income per share - basic	$0.53	$0.01	$-	$-	$0.54
Net income per share - diluted	$0.50	$0.01	$-	$-	$0.51
Shares used in per share calculation -basic	13,754	-	-	-	13,754
Shares used in per share calculation - diluted	14,421	-	-	-	14,421

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the 39 Weeks Ended October 2, 2005
	As Previously	Adjustments
	Reported	Inventory	Stock Options	As Restated
Cash flows from operating activities:
Net income	$7,247	$145	$(12)	$7,380
Stock-based compensation	18	-	21	39
Deferred income taxes	(32)	99	(9)	58
Inventories	(8,137)	(244)	-	(8,381)
Net cash provided by operating activities	6,737	-	-	6,737

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

Total stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended October 1, 2006 was $1,106,000 and consisted of stock option and ESPP expense of $1,030,000 and $76,000 respectively. Total stock-based compensation expense recognized in the consolidated statement of income for the thirty-nine weeks ended October 1, 2006 was $3,357,000 and consisted of stock option and ESPP expense of $3,134,000 and $223,000, respectively. The related total tax benefit was $451,000 and $1,370,000 for the thirteen and thirty-nine weeks ended October 1, 2006, respectively.

The net effect of the adoption of SFAS 123(R) on net income was $1,987,000, $0.14 per basic share and $0.14 per diluted share for the thirty-nine weeks ended October 1, 2006. The adoption of SFAS 123(R) resulted in a decrease of cash flows from operations and an increase in cash flows from financing activities of $709,000 for the thirty-nine week period.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP awards for the thirteen and thirty-nine weeks ended October 2, 2005 (in thousands, except earnings per share):

	13 weeks ended	39 weeks ended
	Oct. 2, 2005	Oct. 2, 2005
	(As restated)	(As restated)

Net income - as reported	$2,304	$7,380
Stock-based employee compensation included in
reported net income, net of tax	8	23
Stock-based compensation expense determined
under fair value based method, net of tax	(774)	(3,270)
Net income - pro forma	$1,538	$4,133

Basic net income per share - as reported	$0.17	$0.54
Basic net income per share - pro forma	$0.11	$0.30

Diluted net income per share - as reported	$0.16	$0.54
Diluted net income per share - pro forma	$0.10	$0.29

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the thirty-nine week periods ended October 1, 2006 and October 2, 2005:

	Stock Options		ESPP
	October 1, 2006	October 2, 2005 (Pro forma)	October 1, 2006	October 2, 2005 (Pro forma)
Expected term (in years)	5.3	3.6	0.5	0.5
Expected stock price volatility	34.1%	39.5%	27.8%	27.3%
Risk-free interest rate	5.0%	3.8%	5.0%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$11.89	$8.66	$7.18	$8.32

The expected term of the options represents the estimated period of time from date of option grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For grants prior to July 3, 2006, expected stock price volatility was estimated using only the historical volatility of the Company’s stock. Beginning with the period ended October 1, 2006, expected stock price volatility is based on a combination of historical volatility and the implied volatility of the Company’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The Company has not paid dividends in the past and does not plan to pay dividends in the near future.

Comprehensive Income

For the thirteen weeks ended October 1, 2006 and October 2, 2005, comprehensive income was $1,552,000 and $2,344,000, respectively. For the thirty-nine weeks ended October 1, 2006 and October 2, 2005, comprehensive income was $5,701,000 and $7,442,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 693,741 and 5,063 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended October 1, 2006 and October 2, 2005, respectively, and 510,990 and 1,688 for the thirty-nine week periods ended October 1, 2006 and October 2, 2005, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended		39 weeks ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Basic weighted average shares outstanding	13,670	13,949	13,801	13,754
Incremental shares from assumed exercise of stock options	646	709	683	667
Diluted weighted average shares outstanding	14,316	14,658	14,484	14,421

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is currently evaluating the provisions of FIN 48 and has not yet completed its determination of the impact of adoption on our financial position or results of operations.

3.	Inventories

The Company’s inventories consist of the following (in thousands):
	October 1,	January 1,
	2006	2006
		(As Restated)
Green coffee	$15,041	$10,263
Other inventory	8,998	6,738
Total	$24,039	$17,001

4.	Marketable Securities

The Company’s short and long-term marketable securities balances include U.S. government, agency, municipal and guaranteed student loan obligations, and are classified as available-for-sale. Gross unrealized holding losses at October 1, 2006 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

5.	Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no deadline for completion. During the thirteen and thirty-nine weeks ended October 1, 2006, the Company purchased and retired 369,837 and 589,504 shares of common stock, respectively, at an average price of $25.61 and $26.99, respectively, in accordance with the share purchase program. As of October 1, 2006, no shares remained available for purchase under the program. A second program was approved by the Board of Directors on September 6, 2006 to purchase up to one million shares. As of October 1, 2006, no shares have been purchased.

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

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $25.01 as of the last business day of the period ended October 1, 2006, which would have been received by the optionees had all options been exercised on that date. As of October 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5,357,000, which is expected to be recognized over a weighted average period of approximately 30 months. During the thirty-nine weeks ended October 1, 2006, the total intrinsic value of stock options exercised was $1.9 million.

As of October 1, 2006, there were 602,693 shares available for grant under the 2000 Equity Incentive Plan and 179,536 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding, January 1, 2006	2,551,306	$18.68
Granted	410,464	29.84
Exercised	(157,339)	17.83
Cancelled or expired	(73,818)	26.01
Outstanding, October 1, 2006	2,730,613	$20.22	7.14	$16,047
Exercisable, October 1, 2006	1,907,453	$17.22	6.40	$15,218

The following table summarizes stock option information at October 1, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$6.00 to $13.47	362,340	5.30	$10.65	355,127	$10.60
$15.49 to $15.49	655,947	5.66	15.49	655,947	15.49
$16.00 to $22.84	793,832	7.01	19.42	671,275	19.35
$23.26 to $28.91	575,894	8.84	26.51	207,368	25.96
$29.20 to $35.87	342,600	9.40	30.68	17,736	31.16
$6.00 to $35.87	2,730,613	7.14	$20.22	1,907,453	$17.22

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the period ended October 1, 2006, there were no employee purchases of the Company’s common stock under the ESPP. At October 1, 2006, 819,552 shares remain available for future issuance under the ESPP.

7.	Legal Proceedings

In November 2006, a complaint styled as a shareholder derivative action was filed, purportedly on behalf of Peet’s, against certain of our present and former directors and officers. The complaint alleges that the defendants caused or allowed improprieties in connection with certain stock option grants since at least 2001 and thereby breached their fiduciary duties to Peet’s and violated specified provisions of the California Corporations Code. The complaint also alleges that certain of our present and former directors and officers were unjustly enriched as a result. Purportedly on behalf of Peet’s, the complaint seeks, among other things, damages, restitution and corporate governance reforms. This complaint and a similar one have been filed in the Superior Court for Alameda County, California and a third was filed in February 2007 in the United States District Court for the Northern District of California.

These actions could result in substantial costs and divert management’s attention and resources. These actions are at a preliminary stage, and we are not in a position to determine whether a loss is probable or estimate a range of amount of loss.

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

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

	Retail		Specialty		Unallocated	Total
		Percent of		Percent of			Percent of
	Amount	Net Revenue	Amount	Net Revenue		Amount	Net Revenue
Thirteen weeks ended October 1, 2006:
Net revenue	$34,350	100.0%	$16,523	100.0%		$50,873	100.0%
Cost of sales and occupancy	16,008	46.6%	8,073	48.9%		24,081	47.3%
Operating expenses	14,960	43.6%	3,182	19.3%		18,142	35.7%
Depreciation and amortization	1,602	4.7%	364	2.2%	$249	2,215	4.4%
Segment operating income (loss)	1,780	5.2%	4,904	29.7%	(4,843)	1,841	3.6%
Interest income			-		589	589
Income before income taxes						2,430
Total assets	40,829		12,740		97,003	150,572
Capital expenditures	3,452		381		2,836	6,669

Thirteen weeks ended October 2, 2005 (As Restated):
Net revenue	$28,719	100.0%	$14,135	100.0%		$42,854	100.0%
Cost of sales and occupancy	12,920	45.0%	6,750	47.8%		19,670	45.9%
Operating expenses	12,111	42.2%	2,455	17.4%		14,566	34.0%
Depreciation and amortization	1,311	4.6%	385	2.7%	$167	1,863	4.3%
Segment operating income (loss)	2,377	8.3%	4,545	32.2%	(3,547)	3,375	7.9%
Interest income					421	421
Income before income taxes					-	3,796
Total assets	35,622		11,469		99,791	146,882
Capital expenditures	4,128		226		292	4,646

Thirty-nine weeks ended October 1, 2006:
Net revenue	$101,331	100.0%	$48,938	100.0%		$150,269	100.0%
Cost of sales and occupancy	46,514	45.9%	23,474	48.0%		69,988	46.6%
Operating expenses	43,877	43.3%	8,952	18.3%		52,829	35.2%
Depreciation and amortization	4,550	4.5%	1,068	2.2%	$675	6,292	4.2%
Segment operating income (loss)	6,390	6.3%	15,444	31.6%	(14,681)	7,154	4.8%
Interest income					1,968	1,968
Income before income taxes					-	9,122
Total assets	40,829		12,739		97,003	150,572
Capital expenditures	10,591		692		6,291	17,574

Thirty-nine weeks ended October 2, 2005 (As restated):
Net revenue	$84,577	100.0%	$39,988	100.0%		$124,565	100.0%
Cost of sales and occupancy	37,496	44.3%	19,252	48.1%		56,748	45.6%
Operating expenses	34,848	41.2%	7,106	17.8%		41,954	33.7%
Depreciation and amortization	3,750	4.4%	1,126	2.8%	$486	5,362	4.3%
Segment operating income (loss)	8,483	10.0%	12,504	31.3%	(9,970)	11,017	8.8%
Interest income					1,176	1,176
Income before income taxes					-	12,193
Total assets	35,622		11,469		99,791	146,882
Capital expenditures	8,986		1,067		1,077	11,130

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning projected new store openings, 2007 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the 2006 Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•
A significant interruption in the operation of our roasting and distribution facilities could potentially disrupt our operations.
We are currently in the process of transitioning our roasting and distribution operations to a new facility, after which we intend to convert our existing roasting and distribution facility to office space. A significant interruption in the operation of either facility during the transition process or the new facility thereafter, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facilities and most of our stores are located near several major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business.

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

Results of Operations

The following discussion on results of operations gives effect to the restatement as discussed in Note 1 to the consolidated financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(As restated,		(As restated,
		See Note 1)		See Note 1)
Statement of income data as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	47.3	45.9	46.6	45.6
Operating expenses	35.7	34.0	35.1	33.7
General and administrative expenses	9.0	7.9	9.3	7.6
Depreciation and amortization expenses	4.4	4.3	4.2	4.3
Income from operations	3.6	7.9	4.8	8.8
Interest income, net	1.2	1.0	1.3	0.9
Income before income taxes	4.8	8.9	6.1	9.8
Income tax provision	1.9	3.5	2.3	3.9
Net income	2.9%	5.4%	3.8%	5.9%

Percent of net revenue by business segment:
Retail stores	67.5%	67.0%	67.4%	67.9%
Specialty sales	32.5	33.0	32.6	32.1

Percent of net revenue by business category:
Whole bean coffee and related products	54.2%	56.2%	55.0%	56.6%
Beverages and pastries	45.8	43.8	45.0	43.4

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	46.6%	45.0%	45.9%	44.3%
Specialty sales	48.9	47.8	48.0	48.1

Operating expenses as a percent of segment revenue:
Retail stores	43.6%	42.2%	43.3%	41.2%
Specialty sales	19.3	17.4	18.3	17.8

Percent increase from prior year:
Net revenue	18.7%	24.3%	20.6%	23.8%
Retail stores	19.6	20.1	19.8	20.7
Specialty sales	16.9	34.0	22.4	30.9
Cost of sales and related occupancy expenses	22.4	21.9	23.3	21.8
Operating expenses	24.6	24.9	25.9	26.2
General and administrative expenses	35.9	62.6	47.7	24.1
Depreciation and amortization expenses	18.9	25.4	17.3	18.5

Selected operating data:
Number of retail stores in operation:
Beginning of the period	120	100	111	92
Store openings	6	5	15	13
Store closures	-	-	-	-
End of the period	126	105	126	105

Thirteen Weeks Ended October 1, 2006 Compared to Thirteen Weeks Ended October 2, 2005

Net revenue

Net revenue for the thirteen weeks ended October 1, 2006 increased 18.7% versus the same period in 2005 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 14.5% to $27.6 million. Net revenue from beverages and pastries increased 24.1% to $23.3 million.

In the retail segment, net revenue increased 19.6% compared to 2005 primarily as a result of increased sales from the 22 new stores we opened in the last 12 months and growth in the existing stores. During the third quarter of 2006, we opened six new stores compared to five during the same period in 2005. Sales of whole bean coffee and related products in the retail segment increased by 9.6% to $11.2 million, while sales of beverages and pastries increased by 25.1% to $23.2 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased 16.9% compared to the thirteen weeks ended October 2, 2005. The $2.4 million increase consisted of a $1.6 million increase in grocery sales, a $0.4 million increase in home delivery sales, and a $0.4 million increase in sales to food service and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts, new accounts we added in the last 12 months and a price increase in October 2005. We added approximately 500 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 4,300. And, in order to offset rising coffee and other operating costs, we increased our price to our grocery accounts by approximately 8% to 10% during October 2005. Net revenue to the home delivery channel grew 11.8% compared to the same period in 2005 primarily due to promotions of two special offering coffees. In addition, food service and office coffee sales increased 8.7% primarily due to efforts in expanding our office distributorships, offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006 and the loss of the Omni Hotel business in the fourth quarter of last year.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.9% in 2005 to 47.3% in 2006. This increase was caused by higher green coffee costs (1.0%), an increased number of new stores, which have higher occupancy expenses on a lower sales base (0.4%), and the impact of expensing stock-based compensation in accordance with SFAS 123(R) (0.2%), partially offset by the price increase taken in our grocery channel. Higher coffee cost resulted in a 1.0% increase in cost of sales as a percentage of net revenue.

Operating expenses

Operating expenses as a percent of net revenue for the current quarter increased from 34.0% in 2005 to 35.7% in 2006 due to the opening of new stores, higher costs in existing stores and the impact of expensing stock options, partially offset by pricing in the specialty segment and prior year fourth quarter store closure of the Austin store.

In the retail segment, operating expenses as a percent of net revenue increased by 1.4% to 43.6%. The increase was due to a 1.0% increase from opening new stores in the last two years, 0.8% impact from stock-based compensation, and higher repair and maintenance costs to support existing stores, offset by the prior year write off of the Austin store.

As a percent of net revenue, specialty operating expenses increased 1.9% to 19.3%. The increase was primarily due to a 1.1% increase from the impact of the closure of our kiosks in Larry’s Markets, 0.6% increase from the impact of stock-based compensation expense, and a 1.3% increase due to investments made to expand our grocery distribution to New England and foodservice kiosks program. The increase was partially offset by a 1.0% benefit from the October 2005 grocery price increase.

General and administrative expenses

General and administrative expenses in the current quarter were $4.6 million, or 9.0% of net revenue, compared to $3.4 million, or 7.9% for the same period last year. The increase was primarily due to the 1.2%, or $0.6 million, impact of stock-based compensation. The remaining increase as a percent of net revenue was due to increases in headcount.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2006 from $1.9 million to $2.2 million primarily due to the 35 stores we opened in 2005 and 2006.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $0.6 million in interest income in the third quarter of 2006, compared to $0.4 million last year, primarily due to higher interest rates on our investments.

Income tax provision

The effective income tax rate for the period is 39.1% compared to 39.3% during the third quarter 2005.

Thirty-nine Weeks Ended October 1, 2006 Compared to Thirty-nine Weeks Ended October 2, 2005

Net revenue

Net revenue for the thirty-nine weeks ended October 1, 2006 increased 20.6% versus the same period in 2005 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 17.1% to $82.6 million. Sales from beverages and pastries increased 25.3% to $67.7 million.

In the retail segment, net revenue increased 19.8% compared to 2005 primarily as a result of increased sales from the 22 new stores we opened in the last 12 months and growth in the existing stores. During the first three quarters of 2006, we opened fifteen new stores compared to thirteen during the same period in 2005. Sales of whole bean coffee and related products in the retail segment increased by 9.4% to $34.3 million, while sales of beverages and pastries increased by 26.0% to $67.1 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and the lower mix of whole bean sales in our new stores.

In the specialty sales segment, net revenue increased 22.4% compared to the same period last year. The $9.0 million increase consisted of a $6.5 million increase in grocery sales, a $1.4 million increase in home delivery sales, and a $1.1 million increase in sales to food service and office accounts. Grocery continued to have the highest growth rate in the segment with a 35.7% increase compared to last year, primarily due to continued strong growth in our existing accounts. Home delivery sales increased by 13.4% primarily due to promotions of two special offering coffees and food service and office sales increased by 9.3% primarily due to new office distributorships, partially offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006 and the loss of the Omni Hotel business in the fourth quarter of last year.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.6% in 2005 to 46.6%. This increase was caused by higher green coffee costs (1.0%), an increased number of new stores, which have higher occupancy expenses on a lower sales base (0.4%), and the impact of expensing stock-based compensation in accordance with SFAS 123(R) (0.3%), partially offset by the price increase taken in our grocery channel (0.7%).

Operating expenses

Operating expenses as a percent of net revenue for the thirty-nine weeks increased compared to 2005 primarily due to the opening of new stores, higher expenses in existing stores and the impact of expensing stock-based compensation.

In the retail segment, operating expenses as a percent of net revenue increased by 2.1% to 43.3%. The increase was due to a 1.0% increase from opening new stores in the last two years and a .8% impact from expensing stock-based compensation.

As a percent of net revenue, specialty operating expenses increased 0.5% to 18.3%. The increase was primarily due to the 0.6% impact from stock-based compensation and higher cost to support the foodservice business, partially offset by the October 2005 grocery price increase.

General and administrative expenses

General and administrative expenses for the thirty-nine weeks ended October 1, 2006 were $14.0 million, or 9.3 % of net revenue, compared to $9.5 million, or 7.6% for the same period last year. The increase was primarily due to the 1.2%, or $1.8 million impact of stock-based compensation. The remaining increase as a percent of net revenue was due to increases in headcount as well as recruiting, audit and accounting related professional services. For 2006, marketing and advertising expenses increased $0.5 million compared to the same prior year period. The increase was driven primarily by costs to launch our new summer drinks in retail and to support the Company’s 40th Anniversary celebration in April.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2006 from $5.4 million to $6.3 million primarily due to the 35 stores we opened in 2005 and the first three quarters of 2006.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $2.0 million in interest income for the thirty-nine week period ended October 1, 2006, compared to $1.2 million last year, primarily due to higher interest rates on our investments.

Income tax provision

The effective income tax rate for the thirty-nine week period and as projected for the full-year is 38.2% compared to 39.5% for the thirty-nine weeks ended October 2, 2005. The lower effective tax rate is due primarily to increased interest income from tax-exempt marketable securities during 2006. The rate was higher for the quarter than the full-year rate of 38.1% due to discrete true-up items during the period.

Liquidity and Capital Resources

At October 1, 2006, we had $8.5 million in cash and cash equivalents and $38.9 million in short-term and long-term marketable securities for a total of $47.4 million. Working capital was $57.0 million as of October 1, 2006.

Net cash provided by operations was $9.0 million for the thirty-nine weeks ended October 1, 2006 compared to $6.7 million for the same prior year period. Operating cash flows were higher than the prior year period due to increased net income net of stock based compensation and timing differences in working capital.

Net cash used in investing activities was $9.3 million for the thirty-nine weeks ended October 1, 2006. Investing activities primarily relate to purchases of property and equipment, a $2.0 escrow deposit for our new roasting facility, and maturities and purchases of marketable securities. During the thirty-nine week period ended October 1, 2006, we purchased land totaling $2.3 million adjacent to the new roasting facility under development in addition to our planned new store and other capital acquisitions. Proceeds from net sales and maturities of marketable securities of $10.2 million were used to finance the purchase of our common stock.

Net cash used in financing activities was $11.9 million for the thirty-nine weeks ended October 1, 2006. Financing activities consisted primarily of $15.9 million for the Company’s purchase of its common stock, offset partially by the exercise of stock options by employees.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of October 1, 2006, we had approximately $25.5 million in open fixed-priced purchase commitments and approximately $5.6 million in not-yet-priced commitments for a total of approximately $31.1 million with delivery dates ranging from October 2006 through September 2010. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Definition and limitations of disclosure controls. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis to determine if improvements or modifications are necessary.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Evaluation of disclosure controls and procedures. Taking into account the restatement of our previously issued consolidated financial statements, as described in the “Explanatory Note” immediately preceding Part I of this Form 10-Q and in Note 1, “Restatement of Unaudited Consolidated Financial Statements and Reclassifications” in “Notes to Consolidated Financial Statements” of this Form 10-Q, we have evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of October 1, 2006 and determined that there were two material weaknesses based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission:

•
We did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. In particular, the procedures used to approve and process stock option grants were insufficient to ensure that all option grants complied with our stock option plans and the selection of measurement dates conformed to the requirements of applicable accounting rules. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP; and

•	We failed to properly examine and test our methodology for allocating procurement and production costs to inventory. As a result, we understated inventory balances and misstated cost of goods sold.

For these reasons, we have concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of October 1, 2006. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2006, a complaint styled as a shareholder derivative action was filed, purportedly on behalf of Peet’s, against certain of our present and former directors and officers. The complaint alleges that the defendants caused or allowed improprieties in connection with certain stock option grants since at least 2001 and thereby breached their fiduciary duties to Peet’s and violated specified provisions of the California Corporations Code. The complaint also alleges that certain of our present and former directors and officers were unjustly enriched as a result. Purportedly on behalf of Peet’s, the complaint seeks, among other things, damages, restitution and corporate governance reforms. This complaint and a similar one have been filed in the Superior Court for Alameda County, California and a third was filed in February 2007 in the United States District Court for the Northern District of California.

These actions could result in substantial costs and divert management’s attention and resources. These actions are at a preliminary stage, and we are not in a position to determine whether a loss is probable or estimate a range of amount of loss.

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during thirteen week period ended October 1, 2006.

			(c)Total Number of Shares Purchased as	(d) Maximum of Shares that May Yet Be
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	Part of Publicly Announced Plans or Programs (1)	Purchased Under the Plans or Programs (1)
July 3, 2006 - August 6, 2006	-	$-	630,163	369,837
August 7, 2006 - September 3, 2006	322,867	25.71	953,030	46,970
September 4, 2006 - October 1, 2006	46,970	25.19	1,000,000	-
Total	369,837	$27.03	1,000,000	-

(1) Represents purchases made by the Company pursuant to a stock purchase program authorized by the Company’s Board of Directors on February 11, 2004 and announced by the Company on February 12, 2004. As of October 1, 2006, an aggregate of 1.0 million shares, representing all of the repurchases authorized under this program, had been repurchased. A second program to purchase up to 1.0 million shares, with no deadline for completion was approved by the Board of Directors on September 6, 2006 and announced by the Company on September 12, 2006. As of October 1, 2006, no shares have been purchased under the second program. The Company expects to make purchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

PEET’S COFFEE & TEA, INC.

Date: March 30, 2007	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary