Form 10-K
period 2006-12-31
PEETS COFFEE & TEA INC
filed 2007-04-02
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price and shares of the Common Stock outstanding on July 2, 2006 (the registrant’s most recently completed second quarter), as reported by the Nasdaq National Market, was $417,639,433. Shares of Common Stock held by each officer, director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2007, 13,516,180 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2006 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this annual report on Form 10-K.

References to “we”, “us”, “our”, “Peet’s”, and the “Company” in this annual report on Form 10-K refer to Peet’s Coffee & Tea, Inc.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business” and elsewhere in this report include forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

•	Implementing our business strategy;

•	Attracting and retaining customers;

•	Establishing and expanding our market presence in new geographic regions;

•	The availability and pricing of high quality Arabica coffee beans;

•	Consumers’ tastes and preferences; and

•	Competition in our markets.

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

This annual report on Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”) includes the restatement of our consolidated financial statements and the related disclosures as of January 1, 2006 and for the two fiscals year ended January 1, 2006 resulting from the (i) previously disclosed voluntary review of historical stock option grant practices and (ii) incorrect methodology used to allocate procurement and production costs into inventory. In this Form 10-K, we have restated our consolidated balance sheet as of January 1, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended January 1, 2006 (fiscal 2005) and January 2, 2005 (fiscal 2004) and quarterly data for fiscal years 2006 and 2005. In addition, the following items of this Form 10-K include restated financial data: (i) Part II, Item 6—Selected Financial Data; (ii) Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 8 – Financial Statements and Supplementary Data.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any fiscal year or quarter affected by the restatement. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2006 Form 10-K, and the financial information contained in such previously-filed reports should no longer be relied upon.

Stock Option Grants

As previously disclosed, on October 20, 2006, our Board of Directors appointed an Option Review Committee (the “Special Committee”) consisting of two independent directors to oversee a review of the Company’s past stock option granting practices. This voluntary review was initiated in light of the media coverage regarding stock option granting practices of other publicly traded companies. The Special Committee’s review covered the period from the Company’s 2001 initial public offering to August 2006. The Company also reviewed all options granted beginning in 1996. The review was conducted with the assistance of independent legal counsel and accounting experts (the “Review Team”).

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

Based on the work of the Special Committee and the Review Team, we have determined that we used an incorrect measurement date for financial accounting purposes for a number of stock option grants. These errors resulted primarily from misapplication of accounting standards related to the determination of certain measurement dates, as discussed below, which on a number of occasions resulted in employees receiving options with stated exercise prices higher or lower than the market prices on the revised measurement dates as determined by the applicable accounting standards. Accordingly, we sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a revised measurement date for the granted options. In addition, we found instances in which the measurement dates for option grants were determined appropriately but the options were accounted for incorrectly. Based on these conclusions, we have restated the accompanying fiscal 2005 and 2004 consolidated financial statements to record additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. The cumulative effect of these stock-based compensation adjustments, after tax, aggregate $1.0 million for fiscal years 1998 through 2005. The adjustments, after tax, for fiscal years 2005 and 2004 are $15,000 and $74,000, respectively.

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

•

All Employee Grants—Since the Company’s initial public offering in 2001, the Company has made an annual grant of stock options to all employees of the Company. These grants require approval by the Board of Directors or the Compensation Committee of the Board of Directors (“Compensation Committee”). The number of shares to be granted to each individual is based upon job level in the organization and years of service.

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

•

Bonus Grants—In 2001, the Company began to grant stock options to director-level employees and above as incentive compensation. The number of options to be granted was determined using a predefined formula that utilizes the exercise price to determine the number of shares to be granted. For the 2001 and 2002 bonus grants, we determined we used an incorrect measurement date for accounting purposes because the list containing the names of grantees, the options awarded to each grantee, and/or the grant date was not evidenced to be approved and determined with finality until a date subsequent to the measurement dates we previously used. We determined the revised measurement dates for the 2001 and 2002 bonus grants based on the date when the formula used to compute the number of options granted to each employee was approved by the Board of Directors and there was evidence that the grant price was established.

•

Other Grants—The Company also awarded options to key new hires, for promotions and in select situations to reward and retain key individuals. The Company’s general practice has been to grant stock options on the date the employee started work, was promoted or was notified of a discretionary grant. The Company would obtain approval for these grants in two different ways: (1) for grants over 10,000 shares the Company required Board of Directors or Compensation Committee approval, and (2) beginning in February 2003, the Compensation Committee delegated authority to the Chief Executive

Officer in his capacity as a member of the Board of Directors to approve grants up to 10,000 shares, as prior to that date the delegation was implied. In certain instances, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. We used the methodology described below for: 1) grants requiring Board of Directors or Compensation Committee approval and 2) grants where granting authority was delegated to the Chief Executive Officer.

Other Grants requiring Board of Directors or Compensation Committee approval—We determined the revised measurement date for each stock option grant that requires Board of Directors or Compensation Committee approval to be the Approval Date (as defined below) for the stock option, provided the criteria set forth below were met. If there was not clear documentation supporting the Approval Date, we used the evidence described below to determine the most likely measurement date.

•

“Approval Date”—The Approval Date was the date of approval set forth in executed minutes or a fully-executed UWC of the Board of Directors or Compensation Committee documenting the grant of the stock option (i.e. employee, number of options, and exercise price.) When we did not have evidence of the approvals through either the minutes or signed UWC, we used other available evidence of approval by the Board of Directors or Compensation Committee, including email communications.

•

“Most Likely Measurement Date”—If the Approval Date criteria was not evidenced (i.e. all signed UWCs were not returned), we used the earlier of the following dates to determine the revised measurement date as we believe approval of the grant would have occurred prior to this date:

•	The date the employee was notified of the terms of the option grant,

•	The signature date of management approvals on the Company’s grant approval form,

•	The date the grant approval form was received by our human resources department,

•	Print date or metadata creation date on notice of grant of stock form, or

•	The date the option was entered into our stock option database application.

Other Grants where granting authority was delegated to the Chief Executive Officer:

•

New Hire Grants—The Company’s Chief Executive Officer has been directly involved in determining the stock options to be granted to new hires. Generally, the terms of these stock options were included in the employee’s offer letter. Therefore, we determined the measurement date for new hire option grants to be the employee’s start date if all of the terms of the option grant were documented in the employee’s offer letter. Where we have determined that new hire option terms had not been determined and approved with finality prior to the employee’s start date, we have used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

•

Promotion and Discretionary Grants—We did not follow a consistent practice in granting, approving or documenting promotion and discretionary grants throughout the years. In many of our promotion and discretionary grants, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. In such instances, we have used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

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

Total Financial Impact of Stock Option Related Restatement

The total stock-based compensation expense and incremental impact, to correct these errors in our historical stock option grants is as follows, net of related income tax expenses (in thousands):

	Stock-based Compensation
	Adjustments			As previously reported, net of tax	As restated, net of tax
	pre-tax	tax effect	net of tax
1998	$26	$11	$15	$—	$15
1999	48	20	28	9	37
2000	51	21	30	143	173
2001	291	119	172	183	355
2002	953	389	564	174	738
2003	152	62	90	115	205

1998-2003			899
2004	125	51	74	54	128
2005	26	11	15	10	25

	$1,672	$684	$988

As of January 2, 2006 (the first day of the Company’s 2006 fiscal year), the aggregate amount of unamortized compensation expense related to these option grants totaled approximately $57,000.

Additionally, we have restated the related pro forma expense for the years ended January 1, 2006 and January 2, 2005 under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1, “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” of this 2006 Form 10-K to reflect the impact of these adjustments.

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

Procurement and Production Costs

Subsequent to the Company’s 2006 year-end, we determined that our methodology for allocating production and procurement cost to inventory was incorrect and resulted in understating inventory balances and misstated net income. The Company’s restated consolidated balance sheet as of January 1, 2006 includes an increase to inventory balances of $0.9 million and a cumulative net effect on retained earnings of $0.6 million. The pre-tax impact on the consolidated statements of income for fiscal 2005 and 2004 is approximately a $174,000 increase and a $2,000 decrease.

Restatement Reconciliation

The reconciliation of the cumulative effect of the above adjustments to beginning retained earnings as reported is as follows (in thousands):

Cumulative Stock Options Adjustment	$899
Cumulative Inventory Adjustment	(403)

Cumulative effect on Retained Earnings at December 28, 2003	$496

PART I

Item 1. Business

Peet’s Coffee & Tea is a specialty coffee roaster and marketer of fresh roasted whole bean coffee. We sell our coffee under strict freshness standards through multiple channels of distribution including grocery stores, home delivery, office, restaurant and food service accounts and Company-owned and operated stores in six states.

Since we believe that roasted coffee is a perishable product, we pursue distribution channels that are consistent with our strict freshness standards. For instance, our distribution to grocery stores emphasizes the use of a direct store delivery (“DSD”) system whereby our employees or agents deliver fresh goods to our grocery partners. We roast to order and ship coffee directly from our roasting facility to our home delivery customers. Our goal is to ensure that customers receive coffee within days of roasting.

We have expanded from a retailer that operates its own outlets to a premium coffee brand available through multiple channels of distribution. We signed our first office coffee distribution agreement in 1997 and have since added a number of restaurants, food service accounts and office coffee distributors in select markets. We added online ordering capability to our website in 1997 to complement our existing mail order home delivery business and have since invested in marketing programs designed to support our home delivery channel. In 1998, we initiated a strategic expansion into specialty grocery and gourmet food stores. This expansion was further developed to include distribution to mainstream grocers as we expanded our grocery accounts from 130 to 4,400 stores. We believe our expansion strategy emphasizes disciplined growth and enhancement of our brand’s image and quality reputation. We operate our business through two reportable segments: retail and specialty sales. See Note 11, “Segment Information” to the “Notes to Consolidated Financial Statements” included elsewhere in this report.

Our website is located at peets.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website at peets.com as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). The Company was organized as a Washington corporation in 1971.

Company Retail Stores

At December 31, 2006 we operated 136 retail stores in six states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions on coffee origins and on home brewing. Upon order, beans are scooped and ground to the customer’s specific requirements. At our beverage counter, we rotate and sell freshly-brewed coffees and coffee-based beverages to promote customer familiarity, sampling, and sales of whole-bean coffees. To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso based drink is made to order using freshly pulled shots of espresso and freshly steamed milk. See “Item 2. Properties” for further discussion about our retail stores.

Specialty Sales

Grocery

In addition to sales through our retail stores, we have expanded the availability of our products through a network of grocery stores, including Safeway, Albertson’s, Ralph’s and Whole Foods Market. To support this expansion, we have developed a DSD sales and distribution system. Peet’s DSD route sales representatives deliver directly to their stores anywhere between one to three times per week, properly shelve the product, resolve pricing discrepancies, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships. We currently have 42 company-operated DSD route sales representatives, and approximately 100 independent distributors or multi-liners who will continue to support the expansion into new grocery accounts in the western United States and our existing grocery customers.

Home Delivery

In the home delivery channel, we have a dedicated website and customer service representatives who provide points of contact to our customers for coffee ordering and coffee knowledge. Our website features an Express Buy function for registered customers for speed and ease, special coffee and tea programs and a coffee and tea selector to assist the customer in choosing a product based upon certain characteristics. Peets.com also features a proprietary tool that allows customers to manage the timing and delivery of their recurring orders. In 2004, we implemented our Peetnik Loyalty Program to reward our most loyal home delivery customers who maintain regular, ongoing deliveries of coffee or tea. This program has proven to be successful in growing our home delivery business online by engaging our most loyal customers to establish regular deliveries of fresh roasted coffee or tea. In addition to our website, we have a team of customer service representatives who assist customers in placing customer orders, choosing a gift item, providing product information and resolving customer issues. Customer service representatives are regularly trained on Peet’s product offerings through weekly coffee and tea tastings.

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

Our Coffee

Coffee Beans

Coffee is an agricultural crop that undergoes quality changes and price fluctuation depending on weather, economic and political conditions in coffee producing countries. We purchase only Arabica coffee beans, which are considered superior to beans traded in the commodity market. Thus, the arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Our access to high quality arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. We believe that, as a result of our reputation that has been built over 40 years, we have access to some of the highest quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. We typically carry approximately $10 million to $14 million worth of green coffee beans in our inventory. We mitigate the risks associated with fluctuations in coffee prices by entering into fixed price commitments and in the past, hedging agreements, for a portion of our green coffee bean requirements.

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

In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, and to a lesser degree, Coffee Bean and Tea Leaf, Dunkin Donuts and Caribou Coffee, numerous convenience stores, restaurants, coffee shops and street vendors.

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

Our roasted coffee is priced in tiers. Our regular menu coffees are currently priced in our retail locations within a range of $9.95 to $18.95 per pound. Our line of high-end reserve coffees introduced in 2001 is priced between $49.90 and $79.90 per pound. In the grocery channel, we sell our coffee in 12 ounce packages at prices established by the grocery store. Most grocery stores sell our product at a price between $9.99 and $11.99 for a 12 ounce bag.

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We place high value on our Peet’s trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea®, peets.com®, Blend 101®, Espresso Forte®, Fresh Fridays®, Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Maduro Blend®, Major Dickason’s Blend®, Pride of the Port®, Pumphrey’s Blend®, Sierra Dorada Blend®, Summer House®, Snow Leopard®, Top Blend® and Vine Street Blend®. We also have registered trademarks on our stylized logo. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks including Freddo™, Blended Freddo™, eCup™ and A Cup Is Worth A Thousand Words™.

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

Our website, peets.com, is hosted at our corporate headquarters in Emeryville, California. All website applications are built on Microsoft ASP with in-house development. We offer full-functioning e-commerce and our website is integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and the United States Postal Service. Our website contains several customer-centered functions. Manage Deliveries is an application which enables consumers to schedule recurring deliveries including choosing specific coffees and teas to be delivered at the frequency of their choice. Other important customer functions include a coffee and tea selector, Express Buy and multiple “ship-to” capability on a single bill. Additionally, customers with Peet’s cards can check their balance as well as reload their card online. We designed our website to provide fast, easy and effective operation when navigating and shopping on our website. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

Employees

As of March 14, 2007, we employed a workforce of 3,169 people, approximately 621 of whom work approximately 40 hours per week and are considered full-time employees. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week and have worked at least 500 total hours for the Company. We believe we offer competitive benefits packages to attract and retain valuable employees.

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

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of March 14, 2007.

Name	Age	Position
Patrick J. O’Dea	45	Chief Executive Officer, President and Director
Thomas P. Cawley	46	Chief Financial Officer, Vice President and Secretary
James E. Grimes	51	Vice President, Operations and Information Systems

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

I tem 1A.	Risk Factors

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

Our business strategy emphasizes expansion through multiple channels of distribution. Currently, our retail stores, which generated over 67% of our 2006 net revenue, continue to be an important element of our business. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our ability to implement this business strategy is dependent on our ability to:

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

Sales of specialty coffee constituted nearly 84% of our 2006 net revenue. Demand for specialty coffee is affected by many factors, including:

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

Green coffee is our largest single cost of sales. We do not purchase coffee on the commodity markets, but price movements in the trading of coffee do impact the price we pay. Over the past two years, the commodity cost for coffee has risen above the range it was trading in for the prior three to four years. Coffee is a trade commodity and, in general, its price can fluctuate depending on:

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

We cannot be certain of the future effectiveness of our internal control over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. Our management identified certain material weaknesses relating to our historical stock option granting practices and our methodology for allocating procurement and production costs during its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. As a result, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although we believe we have corrected the methodology to allocate procurement and production costs and we are in process of developing more formal procedures and controls relating to our stock option granting practices, we cannot assure you that we have or will be able to successfully remediate these material weaknesses. We cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. In addition, the inability to maintain effective internal control over financial reporting could adversely impact our operations.

Civil litigation relating to our stock option granting practices could have a material adverse effect on the Company.

We and certain of our directors and current and former officers are defendants in three shareholder derivative actions relating to our stock option granting practices. See Note 10, “Commitments and Contingencies, Legal Proceedings” in the “Notes to Consolidated Financial Statements” for a more detailed description of these proceedings. These actions are in their preliminary stages, and we intend to take all appropriate steps in the defense of these cases. These lawsuits could divert management time and attention from day-to-day operations, result in significant legal expenses, and result in an outcome that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the delayed filing of our Form 10-Q for the quarter ended October 1, 2006, we are ineligible to use Form S-3 to register securities with the SEC, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of our delayed filing of our Form 10-Q for the quarter ended October 1, 2006, we are ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 full calendar months from the date our Form 10-Q for the quarter ended October 1, 2006 was due. In the meantime, we would need to use Form S-1 to register securities with the SEC, which could increase the transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

Because our business is based primarily in California, a worsening of economic conditions, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease our revenue and may adversely impact our ability to implement our business strategy.

Our California retail stores generated 60% of our 2006 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

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

All of our 136 retail locations at year-end are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

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

Our earthquake insurance covers net income, continuing normal operating expenses and extra expenses incurred during the period of restoration once the large deductible has been exceeded. However, in the event of a catastrophic earthquake, our coverage is limited and we would incur additional expenses.

We have a high deductible workers’ compensation insurance program and more claims and higher costs from these claims may adversely affect our profits.

Our current workers’ compensation insurance program is a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. The California workers’ compensation environment has been unpredictable with continually increasing costs in the past five years. The majority of our business is in California; therefore, we are exposed to the same increased costs. Additionally, we have had to estimate our liability for existing claims whose outcome is uncertain. While we believe our reserve methodology on these claims is appropriate today, unfavorable legislative developments in this area may also affect any open claims that were filed beginning March 2002, the date we transitioned to a high deductible program. Should a greater amount of claims occur or the settlement costs increase beyond what was anticipated, our expenses could increase and our profitability may decrease.

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

The specialty coffee market can be characterized as highly fragmented. Our primary competitors in whole bean specialty coffee sales include Gevalia (Kraft Foods), Green Mountain Coffee, Illy Caffé, Millstone (Procter & Gamble), Seattle’s Best (Starbucks) and Starbucks. There are numerous smaller, regional brands that also compete in this category. Premium coffee brands may serve as substitutes for our whole bean coffee and we also compete indirectly against all other coffee brands on the market. In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including coffee house chains, particularly Starbucks, and to a lesser degree, Coffee Bean and Tea Leaf, Dunkin Donuts and Caribou Coffee, numerous convenience stores, restaurants, coffee shops and street vendors.

Despite competing in a fragmented product category, whole bean specialty coffee brands are being established across multiple distribution channels. Several competitors have been aggressive in obtaining distribution in specialty grocery and gourmet food stores, through online, and in office, restaurant and food service locations. Other competitors may have an advantage over us based on their earlier entry into these distribution channels.

Many of these new market entrants may have substantially greater financial, marketing and operating resources than we do. In addition, many of our existing competitors have substantially greater financial, marketing and operating resources than we do.

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

Not Applicable.

Item 2.	Properties

Peet’s headquarters are located in Emeryville, California, where the Company leases approximately 103,000 square feet of office and production space in four locations. Within these facilities, we have 31,000 square feet devoted to general corporate and retail overhead and a call center for the home delivery business. Our current lease for our roasting, distribution and main office location of 72,000 square feet extends to October 2015 with two five year extension options, subject to our right to terminate early if needed before August 2007. The leases of our other office location in Emeryville expire December 31, 2007.

In December 2006 we purchased approximately 460,000 square feet of land and a 138,000 square foot building with related site improvements in Alameda for the purpose of operating a new roasting and distribution facility. The final purchase price of the facility and the land was $18.6 million. We are currently in the process of transitioning our roasting and distribution operations to this new facility, after which we intend to convert our existing roasting and distribution facility to office space. We anticipate the new facility to be at full production capability by April 2007.

In June 2006, we purchased 131,000 square feet of land for $2.3 million adjacent to the new roasting facility.

In 2006, we opened 25 new stores. Our retail locations are all company-owned and operated in leased facilities. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of retail locations as of December 31, 2006:

Location	Number
Northern California	85
Southern California	29
Illinois	2
Oregon	7
Massachusetts	6
Washington	3
Colorado	4

Total	136

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2006.

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

	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter	$27.87	$24.29
Third Quarter	30.90	24.43
Second Quarter	32.76	28.21
First Quarter	31.91	28.19
Fiscal Year Ended January 1, 2006
Fourth Quarter	$33.27	$28.12
Third Quarter	36.80	29.40
Second Quarter	34.00	25.13
First Quarter	26.40	23.26

As of March 14, 2007, there were approximately 345 registered holders of record of the Company’s common stock. On March 14, 2007, the last sale price reported on the Nasdaq National Market for the common stock was $26.48 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Use of Proceeds from Sales of Registered Securities

We completed our initial public offering of our common stock in 2001. The total net proceeds from the offering of $17.8 million have since been applied to the uses described in the prospectus for the offering.

Issuer Purchases of Equity Securities

On September 6, 2006, the Company’s Board of Directors authorized the Company to purchase up to 1.0 million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K. As of December 31, 2006, no shares had been purchased under this program. The Company expects to make purchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Performance Graph*

The following graph depicts the Company’s total return to shareholders from December 30, 2001 through December 31, 2006, relative to the performance of the NASDAQ Composite Index, and the Standard & Poor’s Smallcap 600 Consumer Goods Sector, Processed and Packaged Foods Industry, a peer group that includes Peet’s. All indices shown in the graph have been reset to a base of 100 as of December 30, 2001, assume an investment of $100 on that date and the reinvestment of dividends paid since that date, calculated on a monthly basis. The Company has never paid cash dividends on its Common Stock. The points represent index levels based on the last trading day of the Company’s fiscal year. The chart set forth below was prepared by Research Data Group, Inc., which holds a license to provide the indices used herein. The stock price performance shown in the graph is not necessarily indicative of future price performance.

*	This section is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The Company’s financial statements as of and for the year ended December 31, 2006, and its restated financial statements as of January 1, 2006 and for each of the two fiscal years in the period ended January 1, 2006 are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The operating results data for the fiscal years ended December 28, 2003 and December 29, 2002 and balance sheet data as of January 2, 2005, December 28, 2003 and December 29, 2002 are derived from restated financial statements of the Company not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto of the Company included elsewhere in this document. The financial statements for fiscal years 2002 through 2005 have been restated herein to reflect adjustments related to non-cash compensation expense associated with the issuance of options granted from fiscal year 1998 through fiscal 2005 and certain inventory adjustments and expense reclassifications. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements” and Note 2, “Restatement of Consolidated Financial Statements” in the “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year
	2006 (52 weeks)	2005 (52 weeks)	2004 (53 weeks)	2003 (52 weeks)	2002 (52 weeks)
		As Restated	As Restated	As Restated	As Restated
Statement of Income Data:
Net revenue	$210,493	$175,198	$145,683	$119,816	$104,073
Cost of sales and related occupancy expenses	98,928	80,837	67,806	55,694	48,996
Operating expenses	72,272	57,879	47,645	37,746	32,786
General and administrative expenses	20,634	13,341	11,439	14,087	12,042
Depreciation and amortization expenses	8,609	7,293	5,787	4,883	4,561

Income from operations	10,050	15,848	13,006	7,406	5,688
Interest income, net	2,456	1,769	922	1,163	540

Income before income taxes	12,506	17,617	13,928	8,569	6,228
Income tax provision	(4,690)	(6,842)	(5,218)	(3,444)	(2,260)

Net income	$7,816	$10,775	$8,710	$5,125	$3,968

Net income per share:
Basic	$0.57	$0.78	$0.65	$0.41	$0.36

Diluted	$0.55	$0.74	$0.62	$0.39	$0.34

Shares used in calculation of net income per share:
Basic	13,733	13,801	13,308	12,589	10,919

Diluted	14,202	14,469	13,949	13,228	11,587

Balance Sheet Data:
Cash and cash equivalents	$7,692	$20,623	$11,356	$30,263	$7,572
Working capital	37,254	62,584	16,726	45,166	23,118
Total assets	153,005	148,752	128,944	111,319	95,990
Borrowings under line of credit	—	—	—	—	—
Current portion of long-term borrowings	—	—	—	3	468
Long-term borrowings, less current portion	—	—	—	—	424
Total shareholders’ equity	127,439	126,878	109,905	96,098	81,349

The table below reflects the impact of the restatement adjustments on our fiscal 2003 and 2002 consolidated statements of income and fiscal 2004, 2003 and 2002 balance sheet data.

	As of December 28, 2003
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Statements of Income:
Net revenue	$119,816	—	—	—	$119,816
Cost of sales and related occupancy expenses	54,961	$(62)	$18	$777	55,694
Operating expenses	38,751	—	86	(1,091)	37,746
General and administrative expenses	13,718	—	48	321	14,087
Depreciation and amortization expenses	4,890	—	—	(7)	4,883
Income from operations	7,496	—	—	—	7,406
Interest income, net	1,163	—	—	—	1,163
Income before income taxes	8,659	—	—	—	8,569
Income tax provision	3,481	25	(62)	—	3,444
Net income	5,178	(37)	90	—	5,125
Net income per share—basic	$0.41	$—	$0.01	$—	$0.41

Net income per share—diluted	$0.39	$—	$0.01	$—	$0.39

Shares used in per share calculation—basic	12,589	—	—	—	12,589
Shares used in per share calculation—diluted	13,236	—	(8)	—	13,228

	As of December 29, 2002
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Statements of Income:
Net revenue	$104,073	—	—	—	$104,073
Cost of sales and related occupancy expenses	48,146	$211	$122	$517	48,996
Operating expenses	33,221	—	342	(777)	32,786
General and administrative expenses	11,286	—	489	267	12,042
Depreciation and amortization expenses	4,568	—	—	(7)	4,561
Income from operations	6,852	(211)	(953)	—	5,688
Interest income, net	540	—	—	—	540
Income before income taxes	7,392	(211)	(953)	—	6,228
Income tax provision	2,735	(86)	(389)	—	2,260
Net income	4,657	(125)	(564)	—	3,968
Net income per share—basic	$0.43	$(0.01)	$(0.05)	$—	$0.36

Net income per share—diluted	$0.40	$(0.01)	$(0.05)	$—	$0.34

Shares used in per share calculation—basic	10,919	—	—	—	10,919
Shares used in per share calculation—diluted	11,627	—	(40)	—	11,587

	As of January 2, 2005
	As Previously Reported	Adjustments		As Restated
		Inventory	Stock Options
Balance Sheet Data:
Cash and cash equivalents	$11,356	—	—	$11,356
Working capital	16,047	$679	—	16,726
Total assets	127,889	679	$376	128,944
Borrowings under line of credit	—	—	—	—
Current portion of long-term borrowings	—	—	—	—
Long-term borrowings, less current portion	—	—	—	—
Total shareholders’ equity	109,127	402	376	109,905

	As of December 28, 2003
	As Previously Reported	Adjustments		As Restated
		Inventory	Stock Options
Balance Sheet Data:
Cash and cash equivalents	$30,263	—	—	$30,263
Working capital	44,485	$681	—	45,166
Total assets	110,455	403	$461	111,319
Borrowings under line of credit	—	—	—	—
Current portion of long-term borrowings	3	—	—	3
Long-term borrowings, less current portion	—	—	—	—
Total shareholders’ equity	95,234	403	461	96,098

	As of December 29, 2002
	As Previously Reported	Adjustments		As Restated
		Inventory	Stock Options
Balance Sheet Data:
Cash and cash equivalents	$7,572	—	—	$7,572
Working capital	22,499	$619	—	23,118
Total assets	95,145	366	$479	95,990
Borrowings under line of credit	—	—	—	—
Current portion of long-term borrowings	468	—	—	468
Long-term borrowings, less current portion	424	—	—	424
Total shareholders’ equity	80,504	366	479	81,349

See the impact of the restatement adjustments and reclassifications on our fiscal 2005 and 2004 consolidated statements of income and our fiscal 2005 consolidated balance sheet in Note 2 of the accompanying “Notes to Consolidated Financial Statements”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The fiscal year ended December 31, 2006 (fiscal 2006) included 52 weeks, fiscal year ended January 1, 2006 (fiscal 2005) included 52 weeks, and the fiscal year ended January 2, 2005 (fiscal 2004) included 53 weeks.

Restatement of Financial Statements

The fiscal 2005 and 2004 financial statements have been restated as more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in “Notes to Consolidated Financial Statements” of this annual report on Form 10-K. The after tax net income impact of the adjustments for fiscal years 2005 and 2004 was approximately $15,000 and $74,000, respectively.

In addition, options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 may result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, subjecting the holders of such options to an excise tax on the value of the options in the year in which they vest. We believe that options to purchase approximately 46,000 shares of our common stock held by current and former employees may be subject to unfavorable personal income tax consequences under Section 409A. We have not determined what actions, if any, we may take in order to mitigate these tax consequences, but we do not expect the financial or accounting consequences of any such action to be material.

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

In 2006, the Company pursued its strategy to build out its multiple channels in the western United States. The results of the efforts in 2006 include:

•	opening 25 new retail locations, 19 of which were in California, three in Colorado and the remaining three in the Pacific Northwest;

•	expanding our grocery network to now include virtually all the grocery stores west of the Rockies and select markets on the East Coast. This helped drive 32% revenue growth in our grocery business;

•	purchasing a new roasting facility in Alameda, California, which will enable our future growth needs for our west coast business;

•	continuing the investment in the people and systems to prepare for the continued expansion of the brand; and

•	delivering consistent net revenue results, as we have since we became a public company in 2001.

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

Business Segments

Our coffee and related items are sold through multiple channels of distribution that provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We are indifferent as to where consumers purchase our coffees and teas, and believe that our specialty and retail segments are synergistic. However, we also recognize that the economics of our retail stores and other distribution channels are different enough that we have chosen to report them as separate segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Therefore, we currently have two reportable segments, consisting of:

•	Our retail stores; and

•	Specialty sales, which consist of sales to home delivery customers, sales to grocery stores, restaurant and food service companies and office accounts.

We believe growth opportunities exist in all of our distribution channels. Our expansion is focused geographically, not by segment. Our first priority is to develop primarily in the western U.S. markets where we already have a presence and have higher customer awareness. We will continue to open new stores in strategic locations that meet our demographic profile in these markets, make our coffees more broadly and conveniently located in grocery stores, and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the food service and office environment.

Business Categories

In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

•	Whole bean coffee and related products, consisting of products for home brewing, tea and packaged foods; and

•	Beverages and pastries.

We believe these business categories are useful in understanding our results of operations for the periods presented because we operate our stores and record sales through these two categories. Our stores are primarily designed to facilitate the sale of fresh whole bean coffee and hand-crafted coffee beverages. The format of our stores replicates that of a specialty grocer. Beans are freshly scooped from bins under the counter, weighed on counter top scales and hand packed into branded bags. In addition, our stores are also designed to encourage customer trial of our coffee through coffee beverages. Each store has a beverage bar that is dedicated to the sale of prepared beverages and artisan baked pastries.

Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December.

	2006	2005	2004
		(As Restated)	(As Restated)
Statement of operations as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	47.0	46.1	46.5
Operating expenses	34.3	33.0	32.7
General and administrative expenses	9.8	7.6	7.9
Depreciation and amortization expenses	4.1	4.2	4.0

Income from operations	4.8	9.1	8.9
Interest income	1.2	1.0	0.7
Interest expense	—	—	(0.1)

Income before income taxes	6.0	10.1	9.5
Income tax provision	2.2	3.9	3.6

Net income	3.8%	6.2%	5.9%

Percent of net revenue by business segment:
Retail Stores	67.2%	67.4%	68.9%
Specialty Stores	32.8	32.6	31.1
Percent of net revenue by business category:
Whole bean coffee and related products	55.8%	57.7%	59.2%
Beverages and pastries	44.2	42.3	40.8
Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail Stores	46.2%	45.0%	45.3%
Specialty Stores	48.6	48.5	49.4
Operating expenses as a percent of segment revenue:
Retail Stores	42.6%	40.7%	38.7%
Specialty Stores	17.5	17.3	19.3
Percent increase from prior year:
Net Revenue	20.1%	20.3%	21.6%
Retail Stores	19.8	17.5	17.1
Specialty Stores	20.9	26.4	32.9
Cost of sales and related occupancy expenses	22.4	19.2	21.7
Operating expenses	24.9	21.5	26.2
General and administrative expenses	54.7	16.6	19.6
Depreciation and amortization expenses	18.0	26.0	18.5

Selected operating data:
Number of retail stores in operation
Beginning of the year	111	92	75
Store openings	25	20	17
Store closures	—	(1)	—

End of the year	136	111	92

2006 (52 weeks) Compared with 2005 (52 weeks)

Net revenue

Net revenue for 2006 increased 20.1% versus 2005 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 16.4% to $117.5 million. Sales from beverages and pastries increased 25.3% to $92.9 million.

In the retail segment, net revenue increased 19.8% compared to 2005 primarily as a result of increased sales from new stores we opened in the last two years and growth in the existing stores. We opened 25 new stores in 2006 and 20 stores in 2005. Sales of whole bean coffee and related products in the retail segment increased by 9.2% to $49.1 million, while sales of beverages and pastries increased by 26.3% to $92.3 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores. As part of our goal of achieving sales growth of at least 20% for 2007 and beyond, we expect to open approximately 30 stores in 2007, all of them in the western United States.

In the specialty sales segment, net revenue increased 20.9% compared to 2005. The $11.9 million increase consisted of an $8.3 million increase in grocery sales, a $2.0 million increase in home delivery sales, and a $1.6 million increase in sales to food service and office accounts. Grocery continued to have the highest growth rate in the segment with a 31.7% increase compared to last year, primarily due to continued strong growth in our existing accounts and secondarily due to new accounts we added during the year. In grocery, we added 500 new stores during the year, bringing the number of grocery stores selling Peet’s coffee to approximately 4,400. Net revenue to the home delivery channel grew 13.1% compared to 2005 due primarily to three online only special offerings held during the year. In addition, food service and office coffee revenue increased 10.5% primarily due to our effort to expand distributorships, partially offset by the forced closure of six Company operated Peet’s kiosks in Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.1% in 2005 to 47.0% in 2006 due to higher green coffee costs and the impact of expensing stock-based compensation, partially offset by the price increase taken in our grocery channel. Higher coffee cost resulted in a 1.0% increase in cost of sales as a percentage of net revenue. Expensing stock-based compensation resulted in a 0.2% increase in cost of sales. The increases were partially offset by the price increase we took in our grocery channel in October 2005 that improved our cost of sales percentage by 0.5%.

We expect cost of sales to increase in 2007 due to further increases in coffee costs, which lags behind the commodity market price due to future fixed price purchase commitments, and due to incremental depreciation, operating costs and moving costs related to the new roasting facility that is expected to become operational in April 2007.

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2006 increased compared to 2005 primarily due to the opening of new stores, higher expenses in existing stores and the impact of expensing stock options.

In the retail segment, operating expenses as a percent of net revenue increased by 1.9% to 42.6%. Of the increase, 0.7% was due to opening 45 new stores in the last two years, a 48.0% increase in the number of stores since 2004. New stores generally have higher operating expenses due to lower sales volume and startup costs. Stores opened prior to 2005 had a 0.5% increase in operating expenses due to higher supplies and repairs and maintenance expense. The impact of the change to stock-based compensation accounted for the remaining 0.7% of the increase.

As a percent of net revenue, specialty operating expenses increased 0.2% to 17.5%. Stock-based compensation changes accounted for approximately 0.5% of the increase. This was offset by the price increase taken in October 2005 in our grocery channel.

General and administrative expenses

General and administrative expenses in 2006 were $20.6 million, or 9.8% of net revenue, compared to $13.3 million, or 7.6% for the same period last year. Of the 2.2% increase in expenses as a percent of net revenues, 1.1%, or $2.2 million, was attributable to the impact of stock-based compensation, 0.8%, or $1.8 million, was related to the legal and other professional fees incurred for the stock option review and the remainder was due to increases in headcount, as well as recruiting, audit and accounting related and other professional services.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2006 primarily due to the 45 stores we opened during 2006 and 2005.

Investment income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Investment income includes interest income and gains or losses from the sale of these instruments. We earned $2.5 million in interest income in 2006, compared to $1.8 million last year, primarily due to higher interest rates on our investments.

Income tax provision

This year’s effective income tax rate was 37.5% versus 38.8% in the prior year. Our effective rate decreased 1.3% primarily due to increased interest income from tax-exempt marketable securities during 2006.

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

In the specialty sales segment, net revenue increased 26.4% compared to 2004, or 28.3% without the 53rd week in 2004. The $11.9 million increase consisted primarily of a $7.8 million increase in grocery sales and a $1.7 million increase in sales to restaurants and food service companies. The increase in both grocery and food service channel sales was primarily due to continued strong growth in our existing accounts and secondarily due to new accounts we added during the year. In grocery, we added 400 new stores during the year, bringing the number of grocery stores selling Peet’s coffee to approximately 4,000. In the food service area, we selectively added new accounts such as the University of California Berkeley. Net revenue to the home delivery channel grew 10.2% compared to 2004 as we continued to emphasize loyalty programs that reward customers who subscribe to our recurring order programs. In addition, office coffee sales increased 30.3% primarily due to our effort to expand distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy and hedging costs. As a percent of net revenue, cost of sales decreased from 46.5% in 2004 to 46.1% in 2005 due to the price increase taken in October 2004 and the adjustment of $0.8 million related to lease accounting in December of 2004. The price increase, which affected coffee, beverages, and tea in our retail stores and home delivery channel, lowered cost as a percent of net revenue by 1.1%. In addition, 2005 cost as a percentage of net revenue was lower than 2004 by 0.4% due to the prior year lease accounting adjustment.

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

In the retail segment, operating expenses as a percent of net revenue increased by 2.0% to 40.7%. The increase was due to a 1.6% increase from opening 37 new stores in the last two years. New stores generally have higher operating expenses due to lower sales volume and startup costs. The remaining increase was due to investments made in retail management to support store growth. The increase was partially offset by the October 2004 price increase.

As a percent of net revenue, specialty operating expenses decreased 2.0% to 17.3% as we leveraged the relatively fixed operating structure in grocery, foodservice, office and home delivery channels.

General and administrative expenses

As a percent of net revenue, general and administrative expenses were mostly consistent with 2004, a 0.3% decrease, as we continued to invest in headcount to support our growth.

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

Income tax provision

The effective income tax rate was 38.8% in 2005 versus 37.5% in the prior year. Our effective rate increased 1.0% as we entered into a higher statutory income tax bracket. The impact in 2005 of the benefits we realized from the new domestic production deduction and state enterprise zone credits were offset by the adjustment in 2004 from the removal of the valuation allowance on federal and state charitable contribution carryforwards.

Liquidity and Capital Resources

At December 31, 2006, we had $7.7 million in cash and cash equivalents and $25.5 million in short-term and long-term marketable securities for a total of $33.2 million. Working capital was $37.3 million as of December 31, 2006 compared to $62.6 million at January 1, 2006. The decrease in working capital was primarily due to management’s decision to invest in a new roasting facility and to repurchase our own stock under a stock repurchase program approved by our Board of Directors in 2004.

Net cash provided by operations was $17.8 million in 2006 compared to $19.5 million in 2005. Operating cash flows were positively impacted in 2006 by net income net of stock-based compensation expense, offset by increases in net deferred tax assets associated with stock-based compensation expense and decreased tax depreciation and other changes in working capital.

Net cash used in investing activities was $19.4 million in 2006. Investing activities primarily relate to purchases of property and equipment, and maturities and purchases of marketable securities. During 2006, maturities net of purchases totaled $23.5 million as we used funds to invest in property and equipment and repurchase our stock, as noted above. Cash paid for property and equipment totaling $44.4 million included:

•	$18.6 million to acquire the new Alameda roasting facility;

•	$2.3 million to acquire land adjacent to the Alameda roasting facility;

•	$17.9 million to build-out new stores and remodel existing ones;

•	$1.0 million used for food service kiosks, grocery displays and other equipment for specialty sales;

•	$3.7 million used for additional machinery for the current and new roasting facilities; and

•	$0.9 million used for information technology support systems and other software and hardware to support our growing infrastructure.

Net cash used in financing activities was $11.3 million in 2006. Financing activities in 2006 consisted primarily of the Company’s purchase of its common stock for $15.9 million, partially offset by $3.9 million from the exercise of stock options by employees.

Our 2007 capital expenditures are expected to be between $27.0 and $28.0 million. Approximately $14.0 million is expected to be used for the opening of 30 new retail stores scheduled for 2007 and $2.5 to $3.0 million is expected to be used for remodeling existing stores. Another $4.0 to $5.0 million is expected for purchases of equipment for the new roasting facility in Alameda. The balance is expected to be used for converting our existing plant into office space, for information technology enhancements, and for equipment for the food service and grocery channels. We expect to finance these capital expenditures with our cash and marketable securities and with operating cash flows.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of December 31, 2006 (in thousands):

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$537	$185	$270	$82	$—
Retail store operating leases (1)	74,771	11,154	13,942	16,082	28,193
Fixed-price coffee purchase commitments	32,800	26,611	4,310	1,879	—
Development commitments (2)	3,375	3,375	—	—	—

Total contractual cash obligations	$111,483	$41,325	$23,922	$18,043	$20,193

(1)	Payments for maintenance, insurance, taxes and contingent rent for which we are obligated are excluded. In fiscal 2006 these charges totaled approximately $1.9 million.
(2)	Contractual obligations for purchases of equipment and leasehold improvements for retail locations and equipment and building improvements for our roasting facility.

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our new share purchase program and our contractual obligations as they come due.

Inflation

We do not believe that inflation has had a material impact on our results of operation in recent years. However, we cannot predict what effect inflation may have on our results of operations in the future.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies and judgments, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this report. We have identified the following critical accounting policies:

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

•

Impairment of long-lived assets. When facts and circumstances indicate that the carrying of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level.

•

Accrued workers’ compensation. We record an estimated liability for the self-insured portion of workers’ compensation claims. The liability of $2.6 million recorded as of December 31, 2006 is determined based on information received from our insurance carrier including claims paid, filed and reserved for and historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

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

•

Stock-based compensation. On January 2, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We use the Black-Scholes-Merton option-pricing model, which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of share-based payments and, consequently, the related amount recognized in the consolidated statements of income.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We will adopt FIN 48 as required beginning January 1, 2007. The Company is currently evaluating the provisions of FIN 48 and has not yet completed its determination of the impact of adoption on our financial position or results of operations.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of December 31, 2006, we had approximately $26.8 million in open fixed-priced purchase commitments and approximately $6.0 million in not-yet-priced commitments for a total of approximately $32.8 million with delivery dates ranging from January 2007 through September 2010. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Evaluation of disclosure controls and procedures. Taking into account the restatement of our previously issued consolidated financial statements, as described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in “Notes to Consolidated Financial Statements” of this Form 10-K, management has evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2006 and determined that there were two material weaknesses, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting”. For these reasons, we have concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2006. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as directed by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following is a summary of the material weaknesses identified by management as of December 31, 2006:

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

Because of the existence of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria described in the COSO Integrated Framework.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued a report on management’s assessment of the Company’s internal control over financial reporting.

Management’s Remediation Plans

Stock option grants. The Company is in the process of continuing to develop more formal procedures and controls to provide reasonable assurance that the measurement date for stock option grants is appropriately determined. Effective March 26, 2007, the Compensation Committee of the Board of Directors adopted a stock option granting policy and specified Company procedures. The policy set forth policies and procedures relating to stock option granting practices, including (a) the review of stock option grant documentation prior to a grant to ensure proper support for the measurement date including the appropriate Board of Directors, Compensation Committee or Chief Executive Officer approval, (b) eliminating the use of unanimous written consents by the Board of Directors and its Compensation Committee, and (c) the use of predetermined effective dates for all grants.

Allocation of procurement and production costs. Subsequent to the 2006 year-end, the Company critically examined its methodology used to allocate production and procurement costs to inventory. The Company has corrected this methodology to more accurately reflect inventory balances as of December 31, 2006 and January 1, 2005 and will continue to review and ensure the correct methodology and calculation in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes described above under “Management’s Remediation Plans” with respect to the allocation of procurement and production costs have been implemented subsequent to the end of the fiscal year and have materially affected the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to continuing directors and nominees of the Company, committees of the Board of Directors and the Company’s Code of Business Conduct and Ethics is set forth under the caption” Proposal 1—Election of Directors” in the Company’s proxy statement relating to its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K. The Proxy Statement will be filed with the SEC in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Form 10-K under the caption “Business—Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 11.	Executive Compensation

Information concerning executive and director compensation required by Item 11 is set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and equity compensation plans required by Item 12 is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by Item 13 is set forth under the caption “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Form 10-K. Information concerning director independence required by Item 13 is set forth under the caption “Proposal 1—Election of Directors—Independence of the Board of Directors” in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services required by Item 14 is set forth under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Peet’s Coffee & Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting	F-3

Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006 (As Restated)	F-4

Consolidated Statements of Income for the Years Ended December 31, 2006, January 1, 2006 (As Restated), and January 2, 2005 (As Restated)	F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, January 1, 2006 (As Restated), and January 2, 2005 (As Restated)	F-6

Consolidated Statements of Cash Flows for the Years December 31, 2006, January 1, 2006 (As Restated), and January 2, 2005 (As Restated)	F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) Index to Financial Statement Schedule.

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of common stock certificate.*

10.1	Amended and Restated 1993 Stock Option Plan. (1)*

10.2	1994 California Stock Option Plan. (1)*

10.3	1997 Equity Incentive Plan and form of Stock Option Agreement. (1)*

10.4	Peet’s Operating Company, Inc. Savings and Retirement Plan. (1)*

10.5	2000 Equity Incentive Plan and form of Stock Option Agreement as restated March 30, 2007 (1)

10.6	2000 Employee Stock Purchase Plan and form of Offering. (1)*

10.7	Peet’s Operating Company, Inc. Key Employee Severance Benefit Plan. (2)*

10.8	Change of Control Option Acceleration Plan. (1)*

Exhibit	Description
10.9	Peet’s Operating Company, Inc. Key Employment Agreement for James E. Grimes, Vice President, Operations and Information Systems, dated as of June 24, 2002. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 28, 2003. (2)

10.10	Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000. (2)

10.11	Peet’s Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002. (2)

10.12	Peet’s Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002. (1)

10.13	Peet’s Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial Officer, dated as of June 25, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003. (2)

10.14	Nonqualified Deferred Compensation Plan dated December 1, 2003. Incorporated by reference to Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2004. (2)

10.15	Agreement for Purchase and Sale of Property, dated as of November 29, 2005, by the Company and Harbor Bay Acquisition LLC.*

21.1	Subsidiaries of the registrant.*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
(1)	Compensatory plan or arrangement.
(2)	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	PEET’S COFFEE & TEA, INC.

	By:	/S/ PATRICK J. O’DEA
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

Signature	Title	Date

/S/ PATRICK J. O’DEA Patrick J. O’Dea	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/S/ THOMAS P. CAWLEY Thomas P. Cawley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2007

/S/ JEAN-MICHEL VALETTE Jean-Michel Valette	Chairman	March 30, 2007

/S/ GERALD BALDWIN Gerald Baldwin	Director	March 30, 2007

/S/ HILARY BILLINGS Hilary Billings	Director	March 30, 2007

/S/ GORDON A. BOWKER Gordon A. Bowker	Director	March 30, 2007

/S/ DAVID DENO David Deno	Director	March 30, 2007

/S/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Director	March 30, 2007

/S/ MICHAEL LINTON Michael Linton	Director	March 30, 2007

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting	F-3

Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006 (As Restated)	F-4

Consolidated Statements of Income for the Years Ended December 31, 2006, January 1, 2006 (As Restated), and January 2, 2005 (As Restated)	F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, January 1, 2006 (As Restated), and January 2, 2005 (As Restated)	F-6

Consolidated Statements of Cash Flows for the Years December 31, 2006, January 1, 2006 (As Restated), and January 2, 2005 (As Restated)	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” on January 2, 2006.

As discussed in Note 2 to the consolidated financial statements, the accompanying fiscal 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Peet’s Coffee & Tea, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. In particular, the procedures used to approve and process stock option grants were insufficient to ensure that all option grants complied with the Company’s stock option plans and the selection of measurement dates conformed to the requirements of applicable accounting rules. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP; and (2) The Company failed to properly examine and test its methodology for allocating procurement and production costs to inventory. As a result, the Company understated inventory balances and misstated cost of goods sold. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2006, of the Company and our report dated March 30, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s adoption of a new accounting standard.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

March 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2006	January 1, 2006
		(As Restated, See Note 2)
ASSETS

Current assets
Cash and cash equivalents	$7,692	$20,623
Short-term marketable securities	19,511	32,453
Accounts receivable, net	6,838	5,152
Inventories	19,533	17,001
Deferred income taxes—current	1,888	1,514
Prepaid expenses and other	3,852	3,372

Total current assets	59,314	80,115
Long-term marketable securities	5,989	16,890
Property and equipment, net	82,447	46,313
Deferred income taxes—non-current	1,315	—
Other assets, net	3,940	5,434

Total assets	$153,005	$148,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$11,046	$8,553
Accrued compensation and benefits	6,389	5,563
Deferred revenue	4,625	3,415

Total current liabilities	22,060	17,531
Deferred income taxes—non-current	—	1,806
Deferred lease credits and other long-term liabilities	3,506	2,537

Total liabilities	25,566	21,874

Shareholders’ equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 13,516,000 and 13,902,000 shares	93,246	100,562
Accumulated other comprehensive loss, net of tax	(15)	(76)
Retained earnings	34,208	26,392

Total shareholders’ equity	127,439	126,878

Total liabilities and shareholders’ equity	$153,005	$148,752

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Retail stores	$141,377	$118,030	$100,444
Specialty sales	69,116	57,168	45,239

Net revenue	210,493	175,198	145,683

Cost of sales and related occupancy expenses	98,928	80,837	67,806
Operating expenses	72,272	57,879	47,645
General and administrative expenses	20,634	13,341	11,439
Depreciation and amortization expenses	8,609	7,293	5,787

Total costs and expenses from operations	200,443	159,350	132,677

Income from operations	10,050	15,848	13,006
Interest income	2,458	1,771	1,009
Interest expense	(2)	(2)	(87)

Income before income taxes	12,506	17,617	13,928
Income tax provision	4,690	6,842	5,218

Net income	$7,816	$10,775	$8,710

Net income per share:
Basic	$0.57	$0.78	$0.65
Diluted	$0.55	$0.74	$0.62

Shares used in calculation of net income per share:
Basic	13,733	13,801	13,308
Diluted	14,202	14,469	13,949

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares Outstanding	Amount
			(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)
Balance at December 28, 2003, as previously reported	12,983	$87,808	$7,403	$23	$95,234
Adjustment (see Note 2)		1,360	(496)		864

Balance at December 28, 2003, as restated	12,983	89,168	6,907	23	96,098
Stock options exercised, including tax benefit	669	9,198			9,198
Stock sold in Employee Stock Purchase Program	84	1,139			1,139
Amortization of stock compensation		212			212
Stock purchased in accordance with share purchase program	(236)	(5,277)			(5,277)
Reclassification of net losses on cash flow hedges to cost of sales, net of tax of $2				3
Net unrealized loss on marketable securities, net of tax of $117				(178)

Other comprehensive loss				(175)	(175)	$(175)
Net income			8,710		8,710	8,710

Balance at January 2, 2005 (As restated, see Note 2)	13,500	$94,440	$15,617	$(152)	$109,905	$8,535

Stock options exercised, including tax benefit	536	9,991			9,991
Stock sold in Employee Stock Purchase Program	40	1,019			1,019
Amortization of stock compensation		44			44
Stock purchased in accordance with share purchase program	(174)	(4,932)			(4,932)
Net unrealized gain on marketable securities, net of tax of $48				76

Other comprehensive income				76	76	$76
Net income			10,775		10,775	10,775

Balance at January 1, 2006 (As restated, see Note 2)	13,902	$100,562	$26,392	$(76)	$126,878	$10,851

Stock options exercised, including tax benefit	160	3,531			3,531
Stock sold in Employee Stock Purchase Program	44	1,065			1,065
Amortization of stock compensation		4,022			4,022
Stock purchased in accordance with share purchase program	(590)	(15,934)			(15,934)
Net unrealized gain on marketable securities, net of tax of $59				61

Other comprehensive income				61	61	$61
Net income			7,816		7,816	7,816

Balance at December 31, 2006	13,516	$93,246	$34,208	$(15)	$127,439	$7,877

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Cash flows from operating activities:
Net income	$7,816	$10,775	$8,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,244	8,643	6,899
Amortization of interest purchased	415	139	247
Stock-based compensation	4,022	44	212
Excess tax benefit from exercise of stock options	(724)	—	—
Tax benefit from exercise of stock options	708	3,262	3,413
Loss on disposition of assets and asset impairment	288	437	280
Deferred income taxes	(3,495)	908	189
Changes in other assets and liabilities:
Accounts receivable, net	(1,686)	(1,016)	(906)
Inventories	(2,532)	(3,708)	(1,892)
Prepaid expenses and other current assets	(480)	(1,092)	(507)
Other assets	(244)	(373)	622
Accounts payable and accrued liabilities	2,473	1,129	953
Deferred lease credits and other long-term liabilities	969	355	1,366

Net cash provided by operating activities	17,774	19,503	19,586

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,443)	(14,020)	(15,004)
Proceeds from sales of property and equipment	28	104	9
Changes in restricted investments	1,500	(1,750)	(1,550)
Proceeds from sales and maturities of marketable securities	49,888	89,154	71,180
Purchases of marketable securities	(26,356)	(86,444)	(94,868)

Net cash used in investing activities	(19,383)	(12,956)	(40,233)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,888	7,748	6,924
Purchase of common stock	(15,934)	(4,932)	(5,277)
Excess tax benefit from exercise of stock options	724	—	—
Bank overdrafts	—	(96)	93

Net cash provided by (used in) financing activities	(11,322)	2,720	1,740

(Decrease) Increase in cash and cash equivalents	(12,931)	9,267	(18,907)
Cash and cash equivalents, beginning of year	20,623	11,356	30,263

Cash and cash equivalents, end of year	$7,692	$20,623	$11,356

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,995	$756	$301
Other cash flow information:
Cash paid for interest	—	—	22
Cash paid for income taxes	7,890	3,146	440

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

Peet’s Coffee & Tea, Inc., a Washington corporation (the “Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, food service and office accounts and company-operated retail stores. At December 31, 2006 and January 1, 2006, the Company operated 136 and 111 retail stores, respectively, in California, Colorado, Illinois, Oregon, Massachusetts and Washington.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Year End—The Company’s fiscal year end is the Sunday closest to December 31. The fiscal year ended December 31, 2006 included 52 weeks. The fiscal year ended January 1, 2006 included 52 weeks and the fiscal year ended January 2, 2005 included 53 weeks.

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

Reclassifications—Certain reclassifications have been made to prior years’ financial statements in order to conform with the current year’s presentation. See Note 2, “Restatement of Consolidated Financial Statements and Reclassifications”.

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

Property, plant and equipment—Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on the straight-line method over the estimated useful lives of the property and equipment, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, consistent with the period used for recognizing rent expense and deferred lease credits, which range from 3 to 10 years.

Intangible and other assets—Intangible and other assets include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 10 years. Intangible assets, primarily lease rights, subject to amortization were $358,000 and $614,000, net of accumulated amortization, at December 31, 2006 and January 1, 2006, respectively. The related accumulated amortization was $2,103,000 and $2,117,000 at December 31, 2006 and January 1, 2006, respectively. Amortization expense for 2006, 2005, and 2004 was $121,000, $135,000, and $156,000, respectively. Future amortization expense for 2007 through 2011 is estimated at $96,000, $96,000, $96,000, $70,000 and $0, respectively. Restricted cash of $3,085,000 and $2,941,000 as of December 31, 2006 and January 1, 2006, respectively, represents collateral for

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s high deductible workers’ compensation policy and is classified in intangible and other assets, net on the consolidated balance sheets.

Investments—Marketable securities are classified as available-for-sale and are recorded at fair value. Any unrealized gains and losses are recorded in other comprehensive income (loss). Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

Impairment of Long-Lived Assets—When facts and circumstances indicate that the carrying of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Impairment losses for underperforming stores of $0, $311,000 and $280,000 were recorded during 2006, 2005 and 2004, respectively, which were classified as operating expenses on the consolidated statements of income.

Accrued Compensation and Benefits—The Company records an estimated liability for the self-insured portion of workers’ compensation claims. The liability is determined based on information received from the Company’s insurance adjuster including claims paid, filed and reserved for, as well as using historical experience and other actuarial assumptions. As of December 31, 2006 and January 1, 2006, we had $2,616,000 and $2,048,000 accrued for workers’ compensation.

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

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs and Other	Balance at end of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$145	$—	$(78)	$67
Year ended January 1, 2006	89	57	(1)	145
Year ended January 2, 2005	54	37	(2)	89

The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $2,532,000, $2,090,000, and $2,029,000 related to home delivery sales in 2006, 2005, and 2004, respectively.

Cost of sales and related occupancy expenses—Cost of sales and related occupancy expenses consist primarily of coffee and other product costs. It also includes plant manufacturing (including depreciation), freight and distribution costs. Occupancy expenses include rent and related expenses such as utilities.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating expenses—Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees.

Preopening costs—Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Fair Value of Financial Instruments—The carrying value of cash and equivalents, receivables and accounts payable approximates fair value. Marketable securities are recorded at fair value.

Advertising costs—Advertising costs are expensed as incurred. Advertising expense was $2,237,000, $1,793,000, and $1,546,000 in 2006, 2005, and 2004, respectively.

Operating leases—Certain of the Company’s lease agreements provide for tenant improvement allowances, rent holidays, scheduled rent increases and/or contingent rent provisions during the term of the lease. For purposes of recognizing incentives and minimum rental expenses, rent is expensed on a straight-line basis, and we record the difference between the recognized rental expense and accounts payable under the lease to deferred lease credits and other long-term liabilities, over the lease term, which may or may not coincide with the commencement of the lease. Tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accounts payable on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. During 2004, the Company corrected certain errors with respect to its interpretation of GAAP resulting in additional cost of sales and occupancy expense of $768,000, of which the amount related to prior years, $719,000, was determined to be immaterial and previously reported financial statements have not been restated. The error resulted primarily from the use of the lease commencement date, rather than the date the Company had the right to occupy the space, and the original lease term, without renewals, in computing the period over which to straight-line rent payments.

Gift Cards—We sell gift cards to our customers in our retail stores and through our Web sites. Our gift cards do not have an expiration date. We recognize income from gift cards when: (i) the gift card is redeemed by the customer: or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon our historical redemption patterns. We apply an estimated gift card breakage rate after the card has been dormant for 24 months, when based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income is included in operating expenses in the consolidated statements of income.

Income Taxes—Income taxes are accounted for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates currently in effect.

Stock-Based Compensation—On January 2, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected term of the options represents the estimated period of time from date of option grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For grants prior to July 3, 2006 expected stock price volatility was estimated using only the historical volatility of the Company’s stock. Beginning with the period ended October 1, 2006, expected stock price volatility is based on a combination of historical volatility and the implied volatility of the Company’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The Company has not paid dividends in the past and does not plan to pay dividends in the near future. Additional disclosure requirements of SFAS 123(R) are set forth in Note 9, “Stock Options, Employee Purchase and Deferred Compensation Plans”.

Stock-based compensation expense recognized in the consolidated statements of income related to stock options was $4,022,000, $44,000, and $212,000 for 2006, 2005 and 2004, respectively. The related total tax benefit was $1,641,000, $19,000, and $84,000 for 2006, 2005 and 2004, respectively. Stock-based compensation expense was recognized as follows in the statements of income (in thousands):

	2006	2005	2004
Cost of sales and related occupancy expenses	$466	$2	$12
Operating expenses	1,292	19	82
General and administrative expenses	2,264	23	118

Total	$4,022	$44	$212

The net effect of the adoption of SFAS 123(R) on net income was $2,381,000, or $0.17 per basic share and $0.17 per diluted share, for 2006. The adoption of SFAS 123(R) resulted in a decrease of cash flows from operations and an increase in cash flows from financing activities of $724,000 for 2006. Prior to January 1, 2006, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with Accounting Principles Board, (APB) No. 25, “Accounting for Stock Issued to Employees”. The following table shows the effect on net income and net income per share for 2005 and 2004 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP awards (in thousands, except net income per share):

	2005	2004
	(As restated, See Note 2)	(As restated, See Note 2)
Net income—as reported	$10,775	$8,710
Stock-based employee compensation included in reported net income, net of tax	25	128
Stock-based compensation expense determined under fair value based method, net of tax	(4,085)	(4,411)

Net income—pro forma	$6,715	$4,427

Basic net income per share—as reported	$0.78	$0.65
Basic net income per share—pro forma	$0.49	$0.33
Diluted net income per share—as reported	$0.74	$0.62
Diluted net income per share—pro forma	$0.46	$0.32

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options			ESPP
	2006	2005	2004	2006	2005	2004
Expected term (in years)	5.4	3.8	3.2	0.5	0.5	1.2
Expected stock price volatility	34.1%	37.8%	42.8%	27.8%	26.6%	45.8%
Risk-free interest rate	5.0%	3.9%	3.3%	5.0%	3.3%	1.6%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Estimated fair value per option granted	$11.83	$9.03	$7.56	$7.16	$6.86	$5.93

Net Income per Share—Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 578,424, 28,828, and 268,606 have been excluded from diluted weighted average shares outstanding in 2006, 2005, and 2004, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2006	2005	2004
			(As Restated)
Basic weighted average shares outstanding	13,733	13,801	13,308
Incremental shares from assumed exercise of stock options	469	668	641

Diluted weighted average shares outstanding	14,202	14,469	13,949

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

2.    Restatement of Consolidated Financial Statements and Reclassifications

Stock Option Grants

On October 20, 2006, the Company’s Board of Directors appointed an Option Review Committee (the “Special Committee”) consisting of two independent directors to oversee a review of the Company’s past stock option granting practices. Based on this review, the Company has determined that it used an incorrect measurement date for financial accounting purposes for a number of stock option grants. These errors resulted primarily from misapplication of accounting standards related to the determination of certain measurement dates, as discussed below, which on a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices on the appropriate measurement dates as determined by the applicable accounting standards. For purposes of accounting for option grants, APB 25 provides that the measurement date

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. For certain stock options grants, the documentation related to the grant indicated that all prerequisites for establishing an accounting measurement date had not been met as of the original grant date selected by the Company. Accordingly, the Company sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a revised measurement date for the granted options. In addition, the Company found instances in which the measurement dates for option grants were determined appropriately but the options were accounted for incorrectly. Based on these conclusions, the Company has restated the accompanying fiscal 2005 and 2004 consolidated financial statements to record additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. The cumulative effect of these stock-based compensation adjustments, after tax, aggregate $1.0 million for fiscal years 1998 through 2005. The adjustments, after tax, for fiscal years 2005 and 2004 are $15,000 and $74,000, respectively.

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

•

All Employee Grants—Since the Company’s initial public offering in 2001, the Company has made an annual grant of stock options to all employees of the Company. These grants require approval by the Board of Directors or the Compensation Committee of the Board of Directors (“Compensation Committee”). The number of shares to be granted to each individual is based upon job level in the organization and years of service.

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

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Bonus Grants—In 2001, the Company began to grant stock options to director-level employees and above as incentive compensation. The number of options to be granted was determined using a predefined formula that utilizes the exercise price to determine the number of shares to be granted.

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

•

Other Grants—The Company also awarded options to key new hires, for promotions and in select situations to reward and retain key individuals. The Company’s general practice has been to grant stock options on the date the employee started work, was promoted or was notified of a discretionary grant. The Company would obtain approval for these grants in two different ways: (1) for grants over 10,000 shares, the Company required Board of Directors or Compensation Committee approval, and (2) beginning in February 2003, the Compensation Committee delegated authority to the Chief Executive Officer in his capacity as a member of the Board of Directors to approve grants up to 10,000 shares, as prior to that date the delegation was implied. In certain instances, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. The Company used the methodology described below for (1) grants requiring Board of Directors or Compensation Committee approval and (2) grants where granting authority was delegated to the Chief Executive Officer.

Other Grants requiring Board of Directors or Compensation Committee approval—The Company determined the revised measurement date for each stock option grant that requires Board of Directors or Compensation Committee approval to be the Approval Date (as defined below) for the stock option, provided the criteria set forth below were met. If there was not clear documentation supporting the Approval Date, management used the evidence described below to determine the most likely measurement date.

•

“Approval Date”—The Approval Date was the date of approval set forth in executed minutes or a fully-executed UWC of the Board of Directors or Compensation Committee documenting the grant of the stock option (i.e. employee, number of options, and exercise price.) When the Company did not have evidence of the approvals through either the minutes or signed UWC, management used other available evidence of approval by the Board of Directors or Compensation Committee, including email communications.

•

“Most Likely Measurement Date”—If the Approval Date criteria was not evidenced (i.e. all signed UWCs were not returned), the Company used the earlier of the following dates to determine the revised measurement date as management believes approval of the grant occurred prior to this date:

•	The date the employee was notified of the terms of the option grant,

•	The signature date of management approvals on the Company’s grant approval form,

•	The date the grant approval form was received by the Company’s human resources department,

•	Print date or metadata creation date on notice of grant of stock form, or

•	The date the option was entered into the Company’s stock option database application.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Grants where granting authority was delegated to the Chief Executive Officer:

•

New Hire Grants—The Company’s Chief Executive Officer has been directly involved in determining the stock options to be granted to new hires. Generally, the terms of these stock options were included in the employee’s offer letter. Therefore, the Company determined the measurement date for new hire option grants to be the employee’s start date if all of the terms of the option grant were documented in the employee’s offer letter. Where the Company has determined that new hire option terms had not been determined and approved with finality prior to the employee’s start date, management used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

•

Promotion and Discretionary Grants—The Company did not follow a consistent practice in granting, approving or documenting promotion and discretionary grants throughout the years. In many of the Company’s promotion and discretionary grants, the available documentation for the grants did not support the original measurement date as all the terms of the grant were not approved and known with finality at the stated grant date. In such instances, the Company used the methodology defined above under “Most Likely Measurement Date”, to determine the revised measurement date.

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

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Financial Impact of Stock Option Related Restatement

The total stock-based compensation expense and incremental impact, to correct these errors in the Company’s historical stock option grants is as follows, net of related income tax expenses (in thousands):

	Stock-based Compensation
	Adjustments			As previously reported, net of tax	As restated, net of tax
	pre-tax	tax effect	net of tax
1998	$26	$11	$15	$—	$15
1999	48	20	28	9	37
2000	51	21	30	143	173
2001	291	119	172	183	355
2002	953	389	564	174	738
2003	152	62	90	115	205

1998-2003			899
2004	125	51	74	54	128
2005	26	11	15	10	25

	$1,672	$684	$988

As of January 2, 2006 (the first day of the Company’s 2006 fiscal year), the aggregate amount of unamortized compensation expense related to these option grants totaled approximately $57,000.

Additionally, the Company restated the related pro forma expense for the years ended January 1, 2006 and January 2, 2005 under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1 to reflect the impact of these adjustments.

Procurement and Production Costs

Subsequent to the Company’s 2006 year-end, the Company determined that its methodology for allocating production and procurement cost to inventory was incorrect and resulted in understating inventory balances and misstated net income. The Company’s restated consolidated balance sheet as of January 1, 2006 includes an increase to inventory balances of $0.9 million and a cumulative net effect on retained earnings of $0.6 million. The pre-tax impact on the consolidated statements of income for fiscal 2005 and 2004 is approximately a $174,000 increase and a $2,000 decrease.

Restatement Reconciliation

The reconciliation of the cumulative effect of the above adjustments to beginning retained earnings as reported is as follows (in thousands):

Cumulative Stock Options Adjustment	$899
Cumulative Inventory Adjustment	(403)

Cumulative effect on Retained Earnings at December 28, 2003	$496

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

The Company has reclassified certain expenses in its prior consolidated financial statements to conform to the current year presentation, including the combining of marketing expenses with general and administrative expenses; classifying home delivery fulfillment expenses, previously included in operating expenses, as cost of sales and related occupancy costs; classifying website maintenance, previously included in operating expenses, as general and administrative expenses; and classifying the office portion of our lease expenses, previously included in cost of sales and related occupancy costs, as general and administrative expenses. These adjustments had no effect on the previously reported income from operations or net income.

Statement of Cash Flows Restatement

For the year ended January 2, 2005, the Company included certain un-paid liabilities as part of purchases of property, plant and equipment and in the change in accounts payable and accrued liabilities line items in the Statement of Cash Flows, rather than as capital expenditures incurred, but not yet paid in non-cash investing activities. The correction of this error decreased net cash provided by operating activities and decreased net cash used in investing activities by $0.3 million.

Summary of the Effect of Adjustments and Reclassifications on the Company’s Financial Statements

The following tables set forth the effect of the adjustments and reclassifications on the Company’s Consolidated Balance Sheets as of January 1, 2006 and its Consolidated Statements of Income and Consolidated Statements of Cash Flows for the years ended January 1, 2006 and January 2, 2005 (in thousands):

Consolidated Balance Sheet

	As of January 1, 2006
	As Previously Reported	Adjustments		As Restated
		Inventory	Stock Options
Inventories	$16,148	$853		$17,001
Total current assets	79,262	853		80,115
Total assets	147,899	853		148,752
Deferred income tax liabilities—non-current	1,759	348	$(301)	1,806
Total liabilities	21,827	348	(301)	21,874
Common stock	99,273		1,289	100,562
Retained earnings	26,875	505	(988)	26,392
Total shareholders’ equity	126,072	505	301	126,878
Total liabilities and shareholders’ equity	147,899	853		148,752

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements Of Income

	As of January 1, 2006
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Cost of sales and related occupancy expenses	$80,374	$(174)	$2	$635	$80,837
Operating expenses	59,060		20	(1,201)	57,879
Depreciation and amortization expenses	7,299			(6)	7,293
General and administrative expenses	12,765		4	572	13,341
Total costs and expenses from operations	159,498	(174)	26		159,350
Income from operations	15,700	174	(26)		15,848
Income before income taxes	17,469	174	(26)		17,617
Income tax provision	6,782	71	(11)		6,842
Net income	10,687	103	(15)		10,775
Net income per share—basic	$0.77	$0.01	$—	$—	$0.78

Net income per share—diluted	$0.74	$—	$—	$—	$0.74

Shares used in per share calculation—basic	13,801	—	—	—	13,801
Shares used in per share calculation—diluted	14,469	—	—	—	14,469

	As of January 2, 2005
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Cost of sales and related occupancy expenses	$67,189	$2	$12	$603	$67,806
Operating expenses	48,530		82	(967)	47,645
Depreciation and amortization expenses	5,794			(7)	5,787
General and administrative expenses	11,037		31	371	11,439
Total costs and expenses from operations	132,550	2	125		132,677
Income from operations	13,133	(2)	(125)		13,006
Income before income taxes	14,055	(2)	(125)		13,928
Income tax provision	5,270	(1)	(51)		5,218
Net income	8,785	(1)	(74)		8,710
Net income per share—basic	$0.66	$—	$(0.01)	$—	$0.65

Net income per share—diluted	$0.63	$—	$(0.01)	$—	$0.62

Shares used in per share calculation—basic	13,308	—	—	—	13,308
Shares used in per share calculation—diluted	13,951	—	(2)	—	13,949

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements Of Cash Flows

	Fiscal Year Ended January 1, 2006
	As Previously Reported	Inventory	Stock Options	As Restated
Cash flows from operating activities:
Net income	$10,687	$103	$(15)	$10,775
Stock-based compensation	18		26	44
Tax benefit from exercise of stock options	3,348		(86)	3,262
Deferred income taxes	762	71	75	908
Inventories	(3,534)	(174)		(3,708)
Net cash provided by operating activities	19,503			19,503

	Fiscal Year Ended January 2, 2005
	As Previously Reported	Inventory	Stock Options	Cash Flow Statement	As Restated
Cash flows from operating activities:
Net income	$8,785	$(1)	$(74)		$8,710
Stock-based compensation	87		125		212
Tax benefit from exercise of stock options	3,549		(136)		3,413
Deferred income taxes	105	(1)	85		189
Inventories	(1,894)	2			(1,892)
Accounts payable and accrued liabilities	1,254			$(301)	953
Net cash provided by operating activities	19,887			(301)	19,586
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,305)			301	(15,004)
Net cash used in investing activities	(40,534)			301	(40,233)

3.    Inventories

The Company’s inventories consist of the following at year end 2006 and 2005 (in thousands):

	2006	2005
		(As Restated, See Note 2)
Green coffee	$11,535	$10,263
Other inventory	7,998	6,738

Total	$19,533	$17,001

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property, Plant and Equipment

Property, plant and equipment consist of the following at year end 2006 and 2005 (in thousands):

	2006	2005
Leasehold Improvements	$46,791	$40,195
Furniture, fixtures and equipment	52,950	42,194
Plant equipment	11,601	11,748
Construction in progress	9,745	2,652
Building	12,752	—
Land	8,209	—

Total	142,048	96,789
Less: Accumulated depreciation	(59,601)	(50,476)

Property, Plant and Equipment, net	$82,447	$46,313

Depreciation expense was $10,128,000 in 2006, $8,508,000 in 2005 and $6,741,000 in 2004. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

On November 29, 2005, we entered into an agreement with Harbor Bay Acquisition LLC to purchase property in Alameda, California for the purpose of operating a new roasting facility. In December, 2006, in accordance with the agreement, the Company acquired approximately 460,000 square feet of land and a 138,000 square foot building with related site improvements as specified. The final purchase price of the facility and the land was $18.6 million. The Company anticipates the plant to be at full production capability by April 2007.

5.    Marketable securities

At December 31, 2006 and January 1, 2006, the Company maintained marketable securities classified as available-for-sale as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
December 31, 2006
U.S. government and agency obligations	$3,000	$7	$2,993
State and local government obligations	16,534	16	16,518

Total marketable securities—short-term	$19,534	$23	$19,511

U.S. government and agency obligations	$6,000	$11	$5,989
State and local government obligations	—	—	—

Total marketable securities—long-term	$6,000	$11	$5,989

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
January 1, 2006
U.S. government and agency obligations	$17,676	$77	$17,599
State and local government obligations	14,900	46	14,854

Total marketable securities—short-term	$32,576	$123	$32,453

U.S. government and agency obligations	$3,000	$13	$2,987
State and local government obligations	13,905	2	13,903

Total marketable securities—long-term	$16,905	$15	$16,890

Gross unrealized holding losses at December 31, 2006 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery. At December 31, 2006, all long-term marketable securities have maturities ranging from one to two years.

During 2006 and 2005, the Company sold available-for-sale securities for net proceeds from marketable securities of $49,888,000 and $89,154,000, and realized gains of $0 and $2,000, respectively. Realized gains and losses are determined on the specific identification method. For the period ended December 31, 2006, the Company had unrealized gains of $119,000 (net of $59,000 tax) and for the period ended January 1, 2006, the Company had net unrealized gains of $76,000 (net of $48,000 tax), respectively, included in accumulated other comprehensive income (loss).

6.    Income Taxes

The income tax provision consists of the following (in thousands):

	2006	2005	2004
		(As Restated, see Note 2)	(As Restated, see Note 2)
Current:
Federal	$6,639	$4,464	$4,345
State	1,662	1,567	820

Total	8,301	6,031	5,165

Deferred:
Federal	(3,266)	908	(382)
State	(345)	(97)	435

Total	(3,611)	811	53

Total	$4,690	$6,842	$5,218

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2006	2005	2004
Statutory Federal rate	35.0%	35.0%	34.0%
State income taxes less federal benefit	5.9	5.8	5.8
Change in valuation allowance	0.0	0.0	(1.6)
Tax-exempt interest	(2.4)	(0.5)	(0.6)
Domestic production deduction	(1.6)	(1.2)	0.0
Other, net	0.6	(0.3)	(0.1)

Total	37.5%	38.8%	37.5%

Deferred tax assets (liabilities) consist of the following at year end 2006 and 2005 (in thousands):

	2006	2005
		(As Restated, See Note 2)
Charitable contributions	$33	$88
Credit carryforwards	106	108
Scheduled rent	1,308	938
Accrued reserves	1,222	1,024
Accrued compensation	498	435
State taxes	450	182
Stock options	1,748	301
Other	11	58

Gross deferred tax assets	5,376	3,134

Property and equipment	(1,677)	(2,992)
Other	(496)	(434)

Gross deferred tax liabilities	(2,173)	(3,426)

Net deferred tax assets (liabilities)	$3,203	$(292)

The Company will establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. The Company anticipates that it will be able to realize all its deferred tax assets. The Company has California Enterprise Zone credit carryforwards of $106,000 that do not expire.

7.    Employee Benefit Plan

The Company’s 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $15,000. The Company matches 50% of amounts contributed by its employees, subject to a maximum of 5% of the employees eligible compensation contributed to the plan. The Company’s contribution was $251,000, $323,000, and $288,000 in 2006, 2005, and 2004, respectively. The plan does not offer investments in Company stock.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no expiration. During the years ended December 31, 2006 and January 1, 2006, the Company purchased and retired 589,504 and 174,000 shares of common stock, respectively, at an average price of $26.99 and $28.30, respectively, in accordance with the share purchase program.

9.    Stock Option, Employee Purchase and Deferred Compensation Plans

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

Also effective in 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued under the plan is 330,000. As of each annual meeting of the Company’s shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company’s shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Stock options vest according to a pre-determined vest schedule set at grant date. In 2006, 2005, and 2004, the Company granted non-employee director options to purchase an aggregate of 68,125, 56,089, and 45,000 shares of common stock, respectively.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price as of the last business day of the year, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.2 million, which is expected to be recognized over a weighted average period of approximately 30 months. During the year ended December 31, 2006, the total intrinsic value of stock options exercised was $1.9 million.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there were 602,447 shares available for grant under the 2000 stock option plan and 173,911 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2003	2,898,034	$12.75	5.84	$12,613
Granted	576,754	22.68
Canceled	(156,593)	17.16
Exercised	(669,122)	8.72

Outstanding at January 2, 2005	2,649,073	15.69	5.96	28,503
Granted	600,440	26.77
Canceled	(161,812)	19.74
Exercised	(536,395)	12.65

Outstanding at January 1, 2006	2,551,306	18.68	6.71	29,790
Granted	461,089	29.54
Canceled	(119,464)	25.13
Exercised	(160,250)	17.79

Outstanding at December 31, 2006	2,732,711	$20.33	6.55	$18,147

Exercisable at December 31, 2006	1,981,944	$17.60	5.74	$17,429

The following table summarizes stock option information at year end 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$6.00 to $13.47	354,001	4.84	$10.68	351,219	$10.66
$15.49 to $15.49	653,839	5.40	15.49	653,839	15.49
$16.00 to $22.84	774,668	5.77	19.45	693,184	19.32
$23.26 to $28.91	615,897	8.39	26.50	228,169	25.90
$29.20 to $35.87	334,306	9.05	30.67	55,533	30.68

$6.00 to $35.87	2,732,711	6.55	$20.33	1,981,944	$17.60

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2006, 2005, and 2004, employees purchased 43,474, 39,957 and 83,585 shares, respectively, of the Company’s common stock under the plan at a weighted-average per share price of $26.99, 24.07 and $13.14, respectively. At December 31, 2006 797,268 shares remain available for future issuance.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective December 1, 2003, the Company adopted a Nonqualified Deferred Compensation Plan (the “Plan”) for certain executive employees. The purpose of the Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to section 451 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”). The long-term liability related to compensation deferrals under the Plan was $222,000 and $163,000 as of December 31, 2006 and January 1, 2006 respectively, which is included in deferred lease credits and other long-term liabilities. The related asset is classified in cash and cash equivalents on the consolidated balance sheets.

10.    Commitments and Contingencies

Leases—The Company leases its Emeryville, California coffee roasting plant, distribution center, administrative offices, and warehouse, and its retail stores and certain equipment under operating leases that expire from 2007 through 2017. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to December 31, 2006 are as follows (amounts in thousands):

Leases (1)
Years:
2007	$11,339
2008	10,187
2009	9,425
2010	8,399
2011	7,765
Thereafter	28,193

Total minimum lease payments	$75,308

(1)	Payments for maintenance, insurance, taxes and contingent rent for which we are obligated are excluded. In fiscal 2006 these charges totaled approximately $1.9 million.

Rent expense was $9,951,000, $8,314,000 and $7,740,000 for 2006, 2005, and 2004, respectively, including contingent rents of $130,000, $194,000, and $206,000, respectively.

As of December 31, 2006, the Company is a guarantor on a lease assigned to a third party that has $191,000 of remaining lease payments. The Company has a security deposit of $6,000 and a guarantee from the sublessee’s parent for a maximum amount of $313,000. The Company expects that the assignee will make all future rent payments required under the lease.

Purchase Commitments—As of December 31, 2006, the Company had approximately $32,800,000 of outstanding coffee purchase commitments from 2007 to 2010 with fixed prices.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings—In November 2006, a complaint styled as a shareholder derivative action was filed, purportedly on behalf of Peet’s, against certain of our present and former directors and officers. The complaint alleges that the defendants caused or allowed improprieties in connection with certain stock option grants since at least 2001 and thereby breached their fiduciary duties to Peet’s and violated specified provisions of the California Corporations Code. The complaint also alleges that certain of our present and former directors and officers were unjustly enriched as a result. Purportedly on behalf of Peet’s, the complaint seeks, among other things, damages, restitution and corporate governance reforms. This complaint and a similar one have been filed in the Superior Court for Alameda County, California and a third was filed in February 2007 in the United States District Court for the Northern District of California.

These actions could result in substantial costs and divert management’s attention and resources. These actions are at a preliminary stage, and we are not in a position to determine whether a loss is probable or estimate a range of amount of loss.

During 2004, the Company completed the payout to a settlement approved by the Superior Court of the State of California, County of Orange, related to, two lawsuits filed against the Company entitled Brian Taraz, et al vs. Peet’s Coffee & Tea, Inc., and Tracy Coffee, et al. vs. Peet’s Coffee & Tea, Inc. on February 25, 2003 and March 7, 2003. These lawsuits alleged misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. During 2003, the Company recorded a charge of $2.7 million for the estimated payment of claims to eligible class members, attorneys’ fees and costs, costs to a third-party claims administrator, as well as applicable employer payroll taxes. During 2004, based on the final settlement, fees, and costs incurred, the Company recorded a benefit of $565,000 to general and administrative expenses on the accompanying consolidated statements of income.

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segment Information

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

	Retail			Specialty		Unallocated		Total
	Amount		Percent of Net Revenue	Amount	Percent of Net Revenue			Amount	Percent of Net Revenue
2006
Net revenue	$141,377		100.0%	$69,116	100.0%			$210,493	100.0%
Cost of sales and occupancy	65,341		46.2%	33,587	48.6%			98,928	47.0%
Operating expenses	60,201		42.6%	12,071	17.5%			72,272	34.3%
Depreciation and amortization	6,269		4.4%	1,406	2.0%	$934		8,609	4.1%
Segment operating income (loss)	9,566		6.8%	22,052	31.9%	(21,568)		10,050	4.8%
Investment income, net						2,456		2,456
Income before income taxes								12,506
Total assets	47,640	(b)		12,673		92,692	(a)	153,005
Capital expenditures	17,901			1,045		25,497		44,443
2005 (As restated, see Note 2)
Net revenue	$118,030		100.0%	$57,168	100.0%			$175,198	100.0%
Cost of sales and occupancy	53,089		45.0%	27,747	48.5%			80,837	46.1%
Operating expenses	47,986		40.7%	9,893	17.3%			57,879	33.0%
Depreciation and amortization	5,149		4.4%	1,481	2.6%	$663		7,293	4.1%
Segment operating income (loss)	11,806		10.0%	18,047	31.6%	(14,004)		15,848	9.0%
Investment income, net						1,769		1,769
Income before income taxes								17,617
Total assets	34,436	(b)		11,517		102,799	(a)	148,752
Capital expenditures	11,525			1,223		1,272		14,020
2004 (As restated, see Note 2)
Net revenue	$100,444		100.0%	$45,239	100.0%			$145,683	100.0%
Cost of sales and occupancy	45,459		45.3%	22,347	49.4%			67,806	46.5%
Operating expenses	38,903		38.7%	8,742	19.3%			47,645	32.7%
Depreciation and amortization	4,094		4.1%	1,095	2.4%	$598		5,787	4.0%
Segment operating income (loss)	11,988		11.9%	13,055	28.9%	(12,037)		13,006	8.9%
Investment income, net						922		922
Income before income taxes								13,928
Total assets	28,637	(b)		10,405		89,902	(a)	128,944
Capital expenditures	10,122			2,728		2,154		15,004

(a)	Unallocated total assets includes cash and marketable securities of $31,401,000, $68,704,000, and $61,275,000 at the end of the years 2006, 2005, and 2004, respectively.
(b)	Retail total assets includes cash of $1,791,000, $1,262,000, and $2,138,000 at the end of the years 2006, 2005, and 2004, respectively.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenue from external customers for the two major product lines is as follows:

	2006	2005	2004
Whole bean coffee, tea, and related products	$117,549	$101,029	$86,270
Beverages and pastries	92,944	74,169	59,413

Total	$210,493	$175,198	$145,683

12.    Quarterly Financial Information (Unaudited)

The following quarterly data are derived from the consolidated statements of income and have been restated to reflect the adjustments disclosed in Note 2 to the consolidated financial statements (in thousands, except per share amounts):

Year Ended December 31, 2006

	For the Quarter Ended April 2, 2006
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Net revenue	$49,707				$49,707
Expenses:
Cost of sales and related occupancy expenses	22,493	$106		$216	22,815
Operating expenses	17,413			(307)	17,106
General and administrative expenses	4,727		$18	92	4,837
Depreciation and amortization expenses	1,983			(1)	1,982
Total costs and expenses from operations	46,616	106	18		46,740
Income from operations	3,091	(106)	(18)		2,967
Income before income taxes	3,768	(106)	(18)		3,644
Income tax provision	1,442	(43)	(7)		1,392
Net income	2,326	(63)	(11)		2,252
Net income per share—basic	$0.17	$(0.01)	$—	$—	$0.16
Net income per share—diluted	$0.16	$(0.01)	$—	$—	$0.15
Shares used in per share calculation—basic	13,892				13,892
Shares used in per share calculation—diluted	14,609				14,609

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended July 2, 2006
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Net revenue	$49,689				$49,689
Expenses:
Cost of sales and related occupancy expenses	23,083	$(261)		$271	23,093
Operating expenses	17,913		$3	(335)	17,581
General and administrative expenses	4,496		14	65	4,575
Depreciation and amortization expenses	2,096			(1)	2,095
Total costs and expenses from operations	47,588	(261)	17		47,344
Income from operations	2,101	261	(17)		2,345
Income before income taxes	2,803	261	(17)		3,047
Income tax provision	1,040	107	(7)		1,140
Net income	1,763	154	(10)		1,907
Net income per share—basic	$0.13	$0.01	$—	$—	$0.14
Net income per share—diluted	$0.12	$0.01	$—	$—	$0.13
Shares used in per share calculation—basic	13,840				13,840
Shares used in per share calculation—diluted	14,549				14,549

	For the Quarters Ended
	October 1, 2006	December 31, 2006 (a)
Net revenue	$50,873	$60,224
Cost of sales and related occupancy expenses	24,081	28,939
Income from operations	1,841	2,897
Net income	1,479	2,178
Basic income per share	$0.11	$0.16
Diluted income per share	$0.10	$0.16

(a)	The 2006 fourth quarter includes $1.8 million ($1.0 million or $.08 per share after tax) for professional fees related to the stock option granting practices review.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended January 1, 2006

	For the Quarter Ended April 3, 2005
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Net revenue	$39,988				$39,988
Expenses:
Cost of sales and related occupancy expenses	18,071	$28	$2	$135	18,236
Operating expenses	13,501		9	(215)	13,295
General and administrative expenses	3,025		3	81	3,109
Depreciation and amortization expenses	1,680			(1)	1,679
Total costs and expenses from operations	36,277	28	14		36,319
Income from operations	3,711	(28)	(14)		3,669
Income before income taxes	4,039	(28)	(14)		3,997
Income tax provision	1,611	(12)	(6)		1,593
Net income	2,428	(16)	(8)		2,404
Net income per share—basic	$0.18	$—	$—	$—	$0.18
Net income per share—diluted	$0.17	$—	$—	$—	$0.17
Shares used in per share calculation—basic	13,564				13,564
Shares used in per share calculation—diluted	14,169				14,169

	For the Quarter Ended July 13, 2005
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Net revenue	$41,723				$41,723
Expenses:
Cost of sales and related occupancy expenses	18,826	$(120)		$136	18,842
Operating expenses	14,362		$4	(273)	14,093
General and administrative expenses	2,857			138	2,995
Depreciation and amortization expenses	1,821			(1)	1,820
Total costs and expenses from operations	37,866	(120)	4		37,750
Income from operations	3,857	120	(4)		3,973
Income before income taxes	4,284	120	(4)		4,400
Income tax provision	1,681	49	(2)		1,728
Net income	2,603	71	(2)		2,672
Net income per share—basic	$0.19	$—	$—	$—	$0.19
Net income per share—diluted	$0.18	$—	$—	$—	$0.19
Shares used in per share calculation—basic	13,748				13,748
Shares used in per share calculation—diluted	14,424				14,424

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended October 2, 2005
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Net revenue	$42,854				$42,854
Expenses:
Cost of sales and related occupancy expenses	19,671	$(152)		$151	19,670
Operating expenses	14,868		$3	(305)	14,566
General and administrative expenses	3,225			155	3,380
Depreciation and amortization expenses	1,864			(1)	1,863
Total costs and expenses from operations	39,628	(152)	3		39,479
Income from operations	3,226	152	(3)		3,375
Income before income taxes	3,647	152	(3)		3,796
Income tax provision	1,431	62	(1)		1,492
Net income	2,216	90	(2)		2,304
Net income per share—basic	$0.16	$0.01	$—	$—	$0.17
Net income per share—diluted	$0.15	$0.01	$—	$—	$0.16
Shares used in per share calculation—basic	13,949				13,949
Shares used in per share calculation—diluted	14,658				14,658

	For the Quarter Ended January 1, 2006
	As Previously Reported	Adjustments		Reclassifications	As Restated
		Inventory	Stock Options
Net revenue	$50,633				$50,633
Expenses:
Cost of sales and related occupancy expenses	23,806	$70		$213	24,089
Operating expenses	16,329		$4	(408)	15,925
General and administrative expenses	3,658		1	198	3,857
Depreciation and amortization expenses	1,934			(3)	1,931
Total costs and expenses from operations	45,727	70	5		45,802
Income from operations	4,906	(70)	(5)		4,831
Income before income taxes	5,499	(70)	(5)		5,424
Income tax provision	2,059	(28)	(2)		2,029
Net income	3,440	(42)	(3)		3,395
Net income per share—basic	$0.25	$—	$—	$—	$0.24
Net income per share—diluted	$0.24	$—	$—	$—	$0.23
Shares used in per share calculation—basic	13,944				13,944
Shares used in per share calculation—diluted	14,601				14,601