Form 10-Q
period 2007-04-01
PEETS COFFEE & TEA INC
filed 2007-05-11
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of May 7, 2007, 13,658,267 shares of registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	April 1,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$3,523	$7,692
Short-term marketable securities	17,973	19,511
Accounts receivable, net	5,996	6,838
Inventories	19,135	19,533
Deferred income taxes - current	1,888	1,888
Prepaid expenses and other	4,951	3,852
Total current assets	53,466	59,314

Long-term marketable securities	6,780	5,989
Property and equipment, net	88,711	82,447
Deferred income taxes - non-current	1,315	1,315
Other assets, net	3,912	3,940

Total assets	$154,184	$153,005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$11,050	$11,046
Accrued compensation and benefits	5,945	6,389
Deferred revenue	3,781	4,625
Total current liabilities	20,776	22,060

Deferred lease credits and other long-term liabilities	3,813	3,506
Total liabilities	24,589	25,566

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,516,000 and 13,516,000 shares	93,963	93,246
Accumulated other comprehensive income (loss), net of tax	8	(15)
Retained earnings	35,624	34,208

Total shareholders' equity	129,595	127,439

Total liabilities and shareholders' equity	$154,184	$153,005

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	April 1,	April 2,
	2007	2006
		(As restated, see Note 1)

Retail stores	$39,023	$33,400
Specialty sales	18,490	16,307
Net revenue	57,513	49,707

Cost of sales and related occupancy expenses	27,190	22,815
Operating expenses	19,813	17,106
General and administrative expenses	5,943	4,837
Depreciation and amortization expenses	2,730	1,982
Total costs and expenses from operations	55,676	46,740

Income from operations	1,837	2,967

Interest income	425	677

Income before income taxes	2,262	3,644

Income tax provision	846	1,392

Net income	$1,416	$2,252

Net income per share:
Basic	$0.10	$0.16
Diluted	$0.10	$0.15

Shares used in calculation of net income per share:
Basic	13,516	13,892
Diluted	13,930	14,609

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	April 1,	April 2,
	2007	2006
		(As restated, see Note 1)

Cash flows from operating activities:
Net income	$1,416	$2,252
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,144	2,407
Amortization of interest purchased	50	134
Stock-based compensation	715	1,047
Excess tax benefit from exercise of stock options	(2)	(3)
Tax benefit from exercise of stock options	2	320
Loss on disposition of assets and asset impairment	7	36
Changes in other assets and liabilities:
Accounts receivable, net	842	(483)
Inventories	398	1,500
Prepaid expenses and other current assets	(1,099)	(713)
Other assets	4	(172)
Accounts payable, accrued liabilities and deferred revenue	(2,075)	85
Deferred lease credits and other long-term liabilities	307	282
Net cash provided by operating activities	3,709	6,692

Cash flows from investing activities:
Purchases of property and equipment	(8,600)	(4,211)
Proceeds from sales of property and equipment	-	13
Proceeds from sales and maturities of marketable securities	11,775	19,730
Purchases of marketable securities	(11,055)	(10,805))

Net cash (used in) provided by investing activities	(7,880)	4,727

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	978
Purchase of common stock	-	(3,695)
Excess tax benefit from exercise of stock options	2	3
Net cash provided by (used in) financing activities	2	(2,714)

(Decrease) increase in cash and cash equivalents	(4,169)	8,705
Cash and cash equivalents, beginning of period	7,692	20,623

Cash and cash equivalents, end of period	$3,523	$29,328

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of April 1, 2007 and for the thirteen weeks ended April 1, 2007 and April 2, 2006 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as discussed below, necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

The results of operations for the thirteen weeks ended April 1, 2007 are not necessarily indicative of the results expected for the full year.

Restatement of Unaudited Consolidated Financial Statements and Reclassifications

Stock Option Grants

On October 20, 2006, the Company’s Board of Directors appointed an Option Review Committee (the “Special Committee”) consisting of two independent directors to oversee a review of the Company’s past stock option granting practices. Based on this review, the Company has determined that it used an incorrect measurement date for financial accounting purposes for a number of stock option grants. These errors resulted primarily from misapplication of accounting standards related to the determination of certain measurement dates, as discussed below, which on a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices on the appropriate measurement dates as determined by the applicable accounting standards. For purposes of accounting for option grants, APB 25 provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. For certain stock options grants, the documentation related to the grant indicated that all prerequisites for establishing an accounting measurement date had not been met as of the original grant date selected by the Company. Accordingly, the Company sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a revised measurement date for the granted options. In addition, the Company found instances in which the measurement dates for option grants were determined appropriately but the options were accounted for incorrectly. Based on these conclusions, the Company has restated the accompanying consolidated financial statements for the thirteen week period ended April 2, 2006 to record additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants.

Revised Measurement Dates. Based on available evidence, the Company applied the methodologies described below to determine the revised measurement dates under APB No. 25 for grants in the following categories: (1) annual grants to all Company employees (“All Employee Grants”) and (2) grants in connection with the hiring and promotion of employees and other discretionary grants (“Other Grants”).

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

Misapplication of Non-Employee Director Stock Option Plan.   The Non-Employee Director Plan provides for non-discretionary, automatic option grants to non-employee directors (including both initial grants and annual grants), requiring no independent action of the Board or any committee of the Board.  The plan stipulates that each director automatically receives an initial grant and a prorated annual grant on the day of initial election or appointment to the Board of Directors and an ongoing annual grant on the day following each annual meeting of shareholders. Prior to May 2005 the plan specified that options would have an exercise price equal to the market value of the option grant, which was defined as the closing price of the stock on the day prior to the grant. The plan was amended in May 2005 to define the market value as the closing price of the stock on the day of the option grant. The Company incorrectly administered three annual grants to all directors and one initial grant by applying a measurement date that was incorrect by one day. In addition, in two instances, the Company did not record the proper prorated grant upon a new director being named to the Board. The Company corrected these two administrative errors on the prorated grants in accordance with the plan. Of the three annual grants to all directors, two were recorded at an exercise price higher than the market price on the revised measurement date, and therefore no additional expense has been recognized in respect to these grants.

Procurement and Production Costs

Subsequent to the Company’s 2006 year-end, the Company determined that its methodology for allocating production and procurement costs to inventory was incorrect and resulted in understating inventory balances and misstated net income.

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

Summary of the Effect of Adjustments and Reclassifications on the Consolidated Financial Statements

The following table sets forth the effect of the adjustments and reclassifications on the Company’s Consolidated Statement of Income for the thirteen week period ended April 2, 2006 (in thousands except per share amounts):

CONSOLIDATED STATEMENT OF INCOME DATA

	For the Quarter Ended April 2, 2006
	As Previously	Adjustments
	Reported	Inventory	Stock Options	Reclassifications	As Restated
Net revenue	$49,707				$49,707
Expenses:
Cost of sales and related occupancy expenses	22,493	$106		$216	22,815
Operating expenses	17,413			(307)	17,106
General and administrative expenses	4,727		$18	92	4,837
Depreciation and amortization expenses	1,983			(1)	1,982
Total costs and expenses from operations	46,616	106	18		46,740
Income from operations	3,091	(106)	(18)		2,967
Income before income taxes	3,768	(106)	(18)		3,644
Income tax provision	1,442	(43)	(7)		1,392
Net income	2,326	(63)	(11)		2,252
Net income per share - basic	$0.17	$(0.01)	$-	$-	$0.16
Net income per share - diluted	$0.16	$(0.01)	$-	$-	$0.15
Shares used in per share calculation -basic	13,892	-	-	-	13,892
Shares used in per share calculation - diluted	14,609	-	-	-	14,609

CONSOLIDATED STATEMENT OF CASH FLOW DATA

	For the Quarter Ended April 2, 2006
	As Previously	Adjustments
	Reported	Inventory	Options	As Restated
Cash flows from operating activities:
Net income	$2,326	$(63)	$(11)	$2,252
Stock-based compensation	1,029		18	1,047
Deferred lease credits and other lont-term liabilities	332	(43)	(7)	282
Inventories	1,394	106		1,500
Net cash provided by operating activities	6,692			6,692

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

Total stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended April 1, 2007 was $715,000 and consisted of stock option and ESPP expense of $644,000 and $71,000 respectively. The related total tax benefit was $292,000 for the thirteen weeks ended April 1, 2007. Total stock-based compensation expense recognized in the consolidated statement of income for the 13 weeks ended April 2, 2006 was $1,047,000 before income taxes and consisted of stock option and ESPP expense of $976,000 and $71,000 respectively. The related total tax benefit was $401,000 for the 13 weeks ended April 2, 2006. Stock-based compensation expense was recognized as follows in the statements of income (in thousands):

	13 weeks ended
	Apr. 1, 2007	Apr. 2, 2006
		(As restated)
Cost of sales and related occupancy expenses	$53	$137
Operating expenses	239	347
General and administrative expenses	423	563
Total	$715	$1,047

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the thirteen week periods ended April 1, 2007 and April 2, 2006:
	Stock Options		ESPP
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Expected term (in years)	5.9	6.3	0.5	0.5
Expected stock price volatility	34.1%	29.7%	27.8%	26.8%
Risk-free interest rate	4.5%	4.9%	5.1%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$10.67	$11.93	$6.13	$6.97

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

Comprehensive Income

For the thirteen weeks ended April 1, 2007 and April 2, 2006, comprehensive income was $1,439,000 and $2,265,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 873,835 and 310,318 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended April 1, 2007 and April 2, 2006, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended
	April 1, 2007	April 2, 2006

Basic weighted average shares outstanding	13,516	13,892
Incremental shares from assumed exercise of stock options	414	717
Diluted weighted average shares outstanding	13,930	14,609

Recently Issued Accounting Standards
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s federal income tax returns for the years 2002 through 2004 were effectively settled with the Internal Revenue Service. The Company’s federal income tax returns for 2005 and 2006 are open tax years. The Company’s state of California tax returns for 2004 through 2006 are open tax years. The state of California is the Company’s only significant tax jurisdiction and it also files in numerous state jurisdictions with varying statutes of limitations. The Company’s policy is to classify estimated interest and penalties in its provision for income taxes. Accrued interest and penalties are insignificant at April 1, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007 or April 1, 2007, the Company did not have any unrecognized tax benefits.

3.	Inventories

The Company’s inventories consist of the following (in thousands):
	April 1,	December 31,
	2007	2006
Green coffee	$11,097	$11,535
Other inventory	8,038	7,998
Total	$19,135	$19,533

4.	Marketable Securities

The Company’s short and long-term marketable securities balances include U.S. government, agency, municipal and guaranteed student loan obligations, and are classified as available-for-sale. Gross unrealized holding losses at April 1, 2007 are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

5.	Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no expiration. As of April 1, 2007, no shares remained available for purchase under the program. During the thirteen weeks ended April 2, 2006, the Company purchased and retired 124,800 shares of common stock, at an average price of $29.61 in accordance with the share purchase program. A second program was approved by the Board of Directors on September 6, 2006 to purchase up to one million shares, with no expiration. As of April 1, 2007, no shares have been purchased under this second program.

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

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $27.62 as of the last business day of the period ended April 1, 2007. As of April 1, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,763,000, which is expected to be recognized over a weighted average period of approximately 43 months.

As of April 1, 2007, there were 616,936 shares available for grant under the 2000 Equity Incentive Plan and 166,850 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 31, 2006	2,732,711	20.33
Granted	7,500	25.97
Canceled	(14,066)	26.62
Exercised	-	-
Oustanding at April 1, 2007	2,726,145	$20.26	6.32	$21,242
Vested or expected to vest, April 1, 2007	2,482,731			$21,093
Exercisable at April 1, 2007	2,047,262	$17.75	5.56	$20,450

The following table summarizes stock option information at April 1, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$6.00 to $13.47	360,009	4.51	$10.64	360009	$10.64
$15.49 to $15.49	654,909	5.14	15.49	654,909	15.49
$16.00 to $22.84	771,342	5.58	19.44	717,030	19.30
$23.26 to $28.91	611,749	8.22	26.49	238684	25.84
$29.20 to $35.87	328,136	8.89	30.67	76,630	30.61
$6.00 to $35.87	2,726,145	6.32	$20.26	2,047,262	$17.75

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the period ended April 1, 2007, there were no employee purchases of the Company’s common stock under the ESPP. At April 1, 2007, 797,268 shares remain available for future issuance under the ESPP.

7.	Legal Proceedings

In November 2006, a complaint styled as a shareholder derivative action was filed, purportedly on behalf of Peet’s, against certain of the Company’s present and former directors and officers. The complaint alleges that the defendants caused or allowed improprieties in connection with certain stock option grants since at least 2001 and thereby breached their fiduciary duties to Peet’s and violated specified provisions of the California Corporations Code. The complaint also alleges that certain of the Company’s present and former directors and officers were unjustly enriched as a result. Purportedly on behalf of Peet’s, the complaint seeks, among other things, damages, restitution and corporate governance reforms. This complaint and a similar one have been filed in the Superior Court for Alameda County, California and a third was filed in February 2007 in the United States District Court for the Northern District of California.

These actions could result in substantial costs and divert management’s attention and resources. These actions are at a preliminary stage, and the Company is not in a position to determine whether a loss is probable or estimate a range of amount of loss.

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

	Retail		Specialty			Total
		Percent of		Percent of			Percent of
	Amount	Net Revenue	Amount	Net Revenue	Unallocated	Amount	Net Revenue

Thirteen weeks ended April 1, 2007
Net revenue	$39,023	100.0%	$18,490	100.0%		$57,513	100.0%
Cost of sales and occupancy	18,114	46.4%	9,076	49.1%		27,190	47.3%
Operating expenses	16,421	42.1%	3,392	18.3%		19,813	34.4%
Depreciation and amortization	2,141	5.5%	327	1.8%	$262	2,730	4.7%
Segment operating income (loss)	2,347	6.0%	5,695	30.8%	(6,205)	1,837	3.2%
Interest income, net					425	425
Income before income taxes						2,262
Total assets	52,277		10,894		91,013	154,184
Capital expenditures	6,288		170		2,142	8,600

Thirteen weeks ended April 2, 2006 (As restated, see Note 1)
Net revenue	$33,400	100.0%	$16,307	100.0%		$49,707	100.0%
Cost of sales and occupancy	14,873	44.5%	7,942	48.7%		22,815	45.9%
Operating expenses	14,218	42.6%	2,888	17.7%		17,106	34.4%
Depreciation and amortization	1,435	4.3%	352	2.2%	$194	1,982	3.9%
Segment operating income (loss)	2,874	8.6%	5,125	31.4%	(5,032)	2,967	6.0%
Interest income, net					677	677
Income before income taxes						3,644
Total assets	33,950		11,150		105,179	150,279
Capital expenditures	3,306		112		793	4,211

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning projected new store openings, 2007 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the 2006 Form 10-K titled “Risk Factors”. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

	Thirteen weeks ended
	April 1,	April 2,
	2007	2006
		(As restated, see Note 1)

Statement of operations as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	47.3	45.9
Operating expenses	34.4	34.4
General and administrative expenses	10.3	9.7
Depreciation and amortization expenses	4.7	4.0
Income from operations	3.2	6.0
Interest income	0.7	1.3
Income before income taxes	3.9	7.3
Income tax provision	1.4	2.8
Net income	2.5%	4.5%

Percent of net revenue by business segment:
Retail Stores	67.9%	67.2%
Specialty Stores	32.1	32.8

Percent of net revenue by business category:
Whole bean coffee and related products	53.9%	56.0%
Beverages and pastries	46.1	44.0

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail Stores	46.4%	44.5%
Specialty Stores	49.1	48.7

Operating expenses as a percent of segment revenue:
Retail Stores	42.1%	42.6%
Specialty Stores	18.3	17.7

Percent increase from prior year:
Net revenue	15.7%	24.3%
Retail Stores	16.8	22.4
Specialty Stores	13.4	28.4
Cost of sales and related occupancy expenses	19.2	25.1
Operating expenses	15.8	28.7
General and administrative expenses	22.9	55.6
Depreciation and amortization expenses	37.7	18.0

Selected operating data:
Number of retail stores in operation
Beginning of period	136	111
Store openings	8	2
Store closures	-	-
End of period	144	113

Thirteen Weeks Ended April 1, 2007 Compared to Thirteen Weeks Ended April 2, 2006

Net revenue

Net revenue for the thirteen weeks ended April 1, 2007 increased 15.7% versus the same period in 2006 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 11.4% to $31.0 million. Net revenue from beverages and pastries increased 21.2% to $26.5 million.

In the retail segment, net revenue increased 16.8% compared to 2006 primarily as a result of increased sales from the 31 new stores we opened in the last 12 months and growth in the existing stores. During the first quarter of 2007, we opened eight new stores compared to two during the same period in 2006. Sales of whole bean coffee and related products in the retail segment increased by 6.3% to $12.5 million, while sales of beverages and pastries increased by 22.6% to $26.5 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased 13.4% compared to the thirteen weeks ended April 2, 2006. The $2.2 million increase consisted of a $1.0 million increase in grocery sales, a $0.4 million increase in home delivery sales, and a $0.8 million increase in sales to food service and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts and new accounts we added in the last 12 months. We added approximately 500 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 4,500. Net revenue to the home delivery channel grew 10.1% compared to the same period in 2006 primarily due to special offerings to our existing customers such as our Valentine’s Day offering. In addition, food service and office coffee sales increased 20.3% primarily due to new food service accounts and efforts in expanding our office distributorships, offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.9% in 2006 to 47.3% in 2007. This increase was caused by higher green coffee costs, an increased number of new stores, which have higher occupancy expenses on a lower sales base, and costs associated with the new roasting plant, partially offset by the retail price increase in November 2006.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the current quarter was consistent with last year at 34.4%. The favorable impact of retail pricing was offset by higher retail operating expenses due to new stores and higher start up costs in grocery as we expanded into New England.

In the retail segment, operating expenses as a percent of net revenue decreased by 0.5% to 42.1%. The decrease was primarily due to a 1.1% impact from the price increase in November 2006 and a 1.2% impact from reduced store expenses as a percent of net revenue, including repair and maintenance and supplies, partially offset by the impact from new stores opened in the last two years of approximately 1.9%.

As a percent of net revenue, specialty operating expenses increased 0.6% to 18.3%. The increase was primarily due to a 1.6% impact of grocery promotions for our expansion in New England, partially offset by the closure of Larry’s Markets, which had high operating expenses as a percent of net revenue in the same period last year.

General and administrative expenses

General and administrative expenses in the current quarter were $5.9 million, or 10.3% of net revenue, compared to $4.8 million, or 9.7% for the same period last year. The increase was primarily due to $1.0 million of costs related to legal and other professional fees incurred for the stock option review and restatement of financial statements and legal fees for the related lawsuits. Additionally, we incurred higher payroll expense due to increases in headcount, partially offset by lower marketing costs compared to the prior year spending for our 40th Anniversary Celebration.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2007 from $2.0 million to $2.7 million primarily due to the 33 stores we opened in the last 15 months.

Interest income, net

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.4 million in interest income in the first quarter of 2007, compared to $0.7 million last year. The difference was primarily due to lower investment amounts subject to higher interest rates.

Income tax provision

The effective income tax rate for the period is 37.4% compared to 38.2% during the first quarter 2006. The lower rate is primarily due to the increase in the anticipated deduction to 6% for qualified domestic production activities as part of the American Job Creations Act of 2004.

Liquidity and Capital Resources

At April 1, 2007, we had $3.5 million in cash and cash equivalents and $24.8 million in short-term and long-term marketable securities for a total of $28.3 million. Working capital was $32.7 million as of April 1, 2007.

Net cash provided by operations was $3.7 million for the thirteen weeks ended April 1, 2007 compared to $6.7 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to decreased net income resulting partially from professional fees related to the stock option review, redemption of gift cards, and timing differences in working capital.

Net cash used in investing activities was $7.9 million for the thirteen weeks ended April 1, 2007. Investing activities primarily relate to purchases of property and equipment and maturities and purchases of marketable securities. During the thirteen week period ended April 1, 2007, we purchased property and equipment totaling $8.6 million primarily related to new stores and our new roasting facility. Proceeds from net sales and maturities of marketable securities totaled $0.7 million.

Net cash provided by financing activities for the thirteen weeks ended April 1, 2007 was $2,000 of excess tax benefit from exercise of employee stock purchase plan shares. Because of the review of our stock option granting practices, employees were unable to exercise stock options and we did not engage in any other financing activities.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of April 1, 2007, we had approximately $28.9 million in open fixed-priced purchase commitments and approximately $3.3 million in not-yet-priced commitments for a total of approximately $32.2 million with delivery dates ranging from April 2007 through July 2012. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Evaluation of disclosure controls and procedures. Taking into account the restatement of our previously issued consolidated financial statements, as described in Note 1, “Restatement of Unaudited Consolidated Financial Statements and Reclassifications” in “Notes to Consolidated Financial Statements” of this Form 10-Q, we have evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of April 1, 2007 and determined that we have the following material weakness based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission related to stock option grants:

•
We did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. In particular, the procedures used to approve and process stock option grants were insufficient to ensure that all option grants complied with our stock option plans and the selection of measurement dates conformed to the requirements of applicable accounting rules. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP.

For this reason, we have concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of April 1, 2007. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

During the period ended April 1, 2007, the Company critically examined its methodology used to allocate production and procurement costs to inventory. The Company has corrected this methodology to more accurately reflect inventory balances and will continue to review and ensure the correct methodology and calculation in future periods. There have been no other changes in our internal controls over financial reporting during the fiscal quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Remediation Plans

The Company has developed more formal procedures and is in the process of testing controls to provide reasonable assurance that the measurement date for stock option grants is appropriately determined. Effective March 26, 2007, the Compensation Committee of the Board of Directors adopted a stock option granting policy and specified Company procedures. The policy set forth policies and procedures relating to stock option granting practices, including (a) the review of stock option grant documentation prior to a grant to ensure proper support for the measurement date including the appropriate Board of Directors, Compensation Committee or Chief Executive Officer approval, (b) eliminating the use of unanimous written consents by all Board of Directors and its Compensation Committee, and (c) the use of predetermined effective dates for all grants.

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

PEET’S COFFEE & TEA, INC.

Date: May 11, 2007	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary