Form 10-Q
period 2007-07-01
PEETS COFFEE & TEA INC
filed 2007-08-09
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 5, 2007, 13,764,154 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits	19
	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	July 1,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$2,297	$7,692
Short-term marketable securities	14,103	19,511
Accounts receivable, net	6,757	6,838
Inventories	25,164	19,533
Deferred income taxes - current	1,888	1,888
Prepaid expenses and other	5,972	3,852
Total current assets	56,181	59,314

Long-term marketable securities	6,387	5,989
Property and equipment, net	93,234	82,447
Deferred income taxes - non current	1,315	1,315
Other assets, net	3,824	3,940

Total assets	$160,941	$153,005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$8,436	$11,046
Accrued compensation and benefits	7,580	6,389
Deferred revenue	3,848	4,625
Total current liabilities	19,864	22,060

Deferred lease credits and other long-term liabilities	4,109	3,506
Total liabilities	23,973	25,566

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,757,000 and 13,516,000 shares	99,566	93,246
Accumulated other comprehensive loss, net of tax	(24)	(15)
Retained earnings	37,426	34,208

Total shareholders' equity	136,968	127,439

Total liabilities and shareholders' equity	$160,941	$153,005

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
		(As restated, see Note 1)		(As restated, see Note 1)

Retail stores	$40,963	$33,581	$79,986	$66,981
Specialty sales	19,140	16,108	37,630	32,415
Net revenue	60,103	49,689	117,616	99,396

Cost of sales and related occupancy expenses	28,374	23,093	55,564	45,908
Operating expenses	21,366	17,581	41,179	34,687
General and administrative expenses	5,357	4,575	11,300	9,412
Depreciation and amortization expenses	2,586	2,095	5,316	4,077
Total costs and expenses from operations	57,683	47,344	113,359	94,084

Income from operations	2,420	2,345	4,257	5,312

Interest income	463	702	888	1,379

Income before income taxes	2,883	3,047	5,145	6,691

Income tax provision	1,081	1,140	1,927	2,532

Net income	$1,802	$1,907	$3,218	$4,159

Net income per share:
Basic	$0.13	$0.14	$0.24	$0.30
Diluted	$0.13	$0.13	$0.23	$0.29

Shares used in calculation of net income per share:
Basic	13,663	13,840	13,589	13,866
Diluted	14,077	14,549	14,003	14,579

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	July 1,	July 2,
	2007	2006
		(As restated, see Note 1)

Cash flows from operating activities:
Net income	$3,218	$4,160
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,336	5,155
Stock-based compensation	1,445	2,251
Excess tax benefit from exercise of stock options	(887)	(50)
Tax benefit from exercise of stock options	842	606
Loss on disposition of assets and asset impairment	113	42
Changes in other assets and liabilities:
Accounts receivable, net	81	(53)
Inventories	(5,631)	(3,732)
Prepaid expenses and other current assets	(2,120)	(1,910)
Other assets	59	(181)
Accounts payable, accrued liabilities and deferred revenue	(1,116)	(1,443)
Deferred lease credits and other long-term liabilities	603	327
Net cash provided by operating activities	2,943	5,172

Cash flows from investing activities:
Purchases of property and equipment	(18,160)	(10,905)
Proceeds from sales of property and equipment	-	16
Changes in restricted investments	-	(1,969)
Proceeds from sales and maturities of marketable securities	22,863	24,480
Purchases of marketable securities	(17,961)	(20,129)
Net cash used in investing activities	(13,258)	(8,507)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,033	2,908
Purchase of common stock	-	(6,448)
Excess tax benefit from exercise of stock options	887	50

Net cash provided by (used in) financing activities	4,920	(3,490)

Decrease in cash and cash equivalents	(5,395)	(6,825)
Cash and cash equivalents, beginning of period	7,692	20,623

Cash and cash equivalents, end of period	$2,297	$13,798

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of July 1, 2007 and for the thirteen and twenty-six weeks ended July 1, 2007 and July 2, 2006 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as discussed below, necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

The results of operations for the thirteen and twenty-six weeks ended July 1, 2007 are not necessarily indicative of the results expected for the full year.

Restatement of Unaudited Consolidated Financial Statements and Reclassifications for the 13 and 26 Weeks Ended July 2, 2006

Stock Option Grants

On October 20, 2006, the Company’s Board of Directors appointed an Option Review Committee (the “Special Committee”) consisting of two independent directors to oversee a review of the Company’s past stock option granting practices. Based on this review, the Company has determined that it used an incorrect measurement date for financial accounting purposes for a number of stock option grants. These errors resulted primarily from misapplication of accounting standards related to the determination of certain measurement dates, as discussed below, which on a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices on the appropriate measurement dates as determined by the applicable accounting standards. For purposes of accounting for option grants, Accounting Principles Board Opinion (“APB”) No. 25 provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. For certain stock options grants, the documentation related to the grant indicated that all prerequisites for establishing an accounting measurement date had not been met as of the original grant date selected by the Company. Accordingly, the Company sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a revised measurement date for the granted options. In addition, the Company found instances in which the measurement dates for option grants were determined appropriately but the options were accounted for incorrectly. Based on these conclusions, the Company has restated the accompanying consolidated financial statements for the thirteen and twenty-six week periods ended July 2, 2006 to record additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants.

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

Reclassifications

The Company has reclassified certain expenses in its prior consolidated financial statements to conform to the current period presentation, including the combining of marketing expenses with general and administrative expenses; classifying home delivery fulfillment expenses, previously included in operating expenses, as cost of sales and related occupancy costs; classifying website maintenance, previously included in operating expenses, as general and administrative expenses; and classifying the office portion of lease expenses, previously included in cost of sales and related occupancy costs, as general and administrative expenses. These adjustments had no effect on the previously reported income from operations or net income.

Summary of the Effect of Adjustments and Reclassifications on the Consolidated Financial Statements

The following tables set forth the effect of the adjustments and reclassifications on the Company’s Consolidated Statements of Income for the thirteen week and twenty-six week periods ended July 2, 2006 and Consolidated Statement of Cash Flows for the twenty-six week period ended July 2, 2006 (in thousands except per share amounts):

CONSOLIDATED STATEMENTS OF INCOME DATA

	For the 13 Weeks Ended July 2, 2006
	As Previously	Adjustments
	Reported	Inventory	Stock Options	Reclassifications	As Restated
Net revenue	$49,689				$49,689
Expenses:
Cost of sales and related occupancy expenses	23,083	$(261)		$271	23,093
Operating expenses	17,913		$3	(335)	17,581
General and administrative expenses	4,496		14	65	4,575
Depreciation and amortization expenses	2,096			(1)	2,095
Total costs and expenses from operations	47,588	(261)	17		47,344
Income from operations	2,101	261	(17)		2,345
Income before income taxes	2,803	261	(17)		3,047
Income tax provision	1,040	107	(7)		1,140
Net income	1,763	154	(10)		1,907
Net income per share - basic	$0.13	$0.01	$-	$-	$0.14
Net income per share - diluted	$0.12	$0.01	$-	$-	$0.13
Shares used in per share calculation -basic	13,840	-	-	-	13,840
Shares used in per share calculation - diluted	14,549	-	-	-	14,549

	For the 26 Weeks Ended July 2, 2006
	As Previously	Adjustments
	Reported	Inventory	Stock Options	Reclassifications	As Restated
Net revenue	$99,396				$99,396
Expenses:
Cost of sales and related occupancy expenses	45,576	$(155)		$487	45,908
Operating expenses	35,326		$3	(642)	34,687
General and administrative expenses	9,223		32	157	9,412
Depreciation and amortization expenses	4,079		-	(2)	4,077
Total costs and expenses from operations	94,204	(155)	35		94,084
Income from operations	5,192	155	(35)		5,312
Income before income taxes	6,571	155	(35)		6,691
Income tax provision	2,482	64	(14)		2,532
Net income	4,089	91	(21)		4,159
Net income per share - basic	$0.29	$0.01	$-	$-	$0.30
Net income per share - diluted	$0.28	$0.01	$-	$-	$0.29
Shares used in per share calculation -basic	13,866	-	-	-	13,866
Shares used in per share calculation - diluted	14,579	-	-	-	14,579

CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	For the 26 Weeks Ended July 2, 2006
	As Previously	Adjustments
	Reported	Inventory	Options	As Restated
Cash flows from operating activities:
Net income	$4,089	$91	$(21)	$4,159
Stock-based compensation	2,216	-	35	2,251
Inventories	(3,576)	(155)	-	(3,731)
Deferred lease credits and other long-term liabilities	277	64	(14)	327
Net cash provided by operating activities	5,172	-	-	5,172

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 2, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated compensation expense for the portion vesting in the period for options granted prior to, but not vested as of, January 2, 2006, based on the grant date fair value estimated in accordance with the original disclosure provisions of SFAS 123.

Total stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended July 1, 2007 was $730,000 and consisted of stock option and ESPP expense of $659,000 and $71,000, respectively. Total stock-based compensation expense recognized in the consolidated statement of income for the twenty-six weeks ended July 1, 2007 was $1,445,000 and consisted of stock option and ESPP expense of $1,303,000 and $142,000, respectively. The related total tax benefit was $298,000 and $590,000 for the thirteen and twenty-six weeks ended July 1, 2007, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended July 2, 2006 was $1,204,000 and consisted of stock option and ESPP expense of $1,127,000 and $77,000, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the twenty-six weeks ended July 2, 2006 was $2,251,000 and consisted of stock option and ESPP expense of $2,104,000 and $147,000, respectively. The related total tax benefit was $491,000 and $918,000 for the thirteen and twenty-six weeks ended July 2, 2006, respectively. Stock-based compensation expense was recognized as follows in the statements of income (in thousands):

	13 weeks ended		26 weeks ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
		(As restated)		(As restated)
Cost of sales and related occupancy expenses	$61	$160	$114	$297
Operating expenses	241	373	479	720
General and administrative expenses	428	671	852	1,234
Total	$730	$1,204	$1,445	$2,251

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the twenty-six week periods ended July 1, 2007 and July 2, 2006:

	Stock Options		ESPP
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Expected term (in years)	5.3	5.3	0.5	0.5
Expected stock price volatility	30.0%	34.1%	27.8%	26.8%
Risk-free interest rate	5.0%	5.0%	5.1%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$9.78	$11.96	$6.13	$6.97

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

Comprehensive Income

For the thirteen weeks ended July 1, 2007 and July 2, 2006, comprehensive income was $1,770,000 and $1,882,000, respectively. For the twenty-six weeks ended July 1, 2007 and July 2, 2006, comprehensive income was $3,209,000 and $4,147,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 796,904 and 560,023 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended July 1, 2007 and July 2, 2006, respectively, and 911,850 and 433,585 for the twenty-six week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended		26 weeks ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Basic weighted average shares outstanding	13,663	13,840	13,589	13,866
Incremental shares from assumed exercise of stock options	414	709	414	713
Diluted weighted average shares outstanding	14,077	14,549	14,003	14,579

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s federal income tax returns for the years 2002 through 2004 were effectively settled with the Internal Revenue Service. The Company’s federal income tax returns for 2005 and 2006 are open tax years. The Company’s state of California tax returns for 2004 through 2006 are open tax years. The state of California is the Company’s only significant tax jurisdiction and it also files in numerous state jurisdictions with varying statutes of limitations. The Company’s policy is to classify estimated interest and penalties in its provision for income taxes. Accrued interest and penalties are insignificant at July 1, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007 and July 1, 2007, the Company did not have any unrecognized tax benefits.

3.	Inventories

The Company’s inventories consist of the following (in thousands):
	July 1,	December 31,
	2007	2006
Green coffee	$16,657	$11,535
Other inventory	8,507	7,998
Total	$25,164	$19,533

4.	Stock Purchase Program

In February 2004, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no expiration. As of July 1, 2007, no shares remained available for purchase under the program. During the thirteen and twenty-six weeks ended July 2, 2006, the Company purchased and retired 94,867 and 219,667 shares of common stock, respectively, at an average price of $29.02 and $29.31, respectively, in accordance with the share purchase program. A second program was approved by the Board of Directors on September 6, 2006 to purchase up to one million shares, with no expiration. As of July 1, 2007, no shares have been purchased under this second program.

5.	Stock Option and Employee Stock Purchase Plans

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

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $24.63 as of the last business day of the period ended July 1, 2007. As of July 1, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5,098,000, which is expected to be recognized over a weighted average period of approximately 42 months.

As of July 1, 2007, there were 934,818 shares available for grant under the 2000 Equity Incentive Plan and 174,350 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 31, 2006	2,732,711	$20.33
Granted	250,632	26.44
Canceled	(22,580)	27.57
Exercised	(215,673)	16.26
Oustanding at July 1, 2007	2,745,090	$21.11	6.75	$13,276
Vested or expected to vest, July 1, 2007	2,465,484			$13,250
Exercisable at July 1, 2007	1,893,027	$18.17	5.80	$13,158

The following table summarizes stock option information at July 1, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$6.00 to $12.98	306,329	4.48	$10.79	306,329	$10.79
$15.49 to $15.49	631,117	4.89	15.49	631,117	15.49
$15.59 to $22.84	649,793	6.20	19.77	618,212	19.63
$23.26 to $26.50	641,799	8.63	25.89	230,390	25.68
$27.32 to $35.87	516,052	8.73	29.86	106,979	30.42
$6.00 to $35.87	2,745,090	6.75	$21.11	1,893,027	$18.17

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the period ended July 1, 2007, employees purchased 25,106 of the Company’s common stock under the ESPP. At July 1, 2007, 972,162 shares remain available for future issuance under the ESPP.

6.	Legal Proceedings

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

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through grocery, home delivery, foodservice and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment operating income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangible and other assets.

(Dollars in thousands)	Retail		Specialty		Unallocated	Total
		Percent of		Percent of			Percent of
	Amount	Net Revenue	Amount	Net Revenue		Amout	Net Revenue

Thirteen weeks ended July 1, 2007
Net revenue	$40,963	100.0%	$19,140	100.0%		$60,103	100.0%
Cost of sales and occupancy	19,060	46.5%	9,314	48.7%		28,374	47.2%
Operating expenses	17,987	43.9%	3,379	17.7%		21,366	35.5%
Depreciation and amortization	2,002	4.9%	344	1.8%	$240	2,586	4.3%
Segment operating income (loss)	1,914	4.7%	6,103	31.9%	(5,597)	2,420	4.0%
Interest income					463	463
Income before income taxes						2,883
Total assets	54,128		12,056		94,757	160,941
Capital expenditures	5,508		295		3,757	9,560

Thirteen weeks ended July 2, 2006, (As restated, see Note 1)
Net revenue	$33,581	100.0%	$16,108	100.0%		$49,689	100.0%
Cost of sales and occupancy	15,634	46.6%	7,459	46.3%		23,093	46.5%
Operating expenses	14,699	43.8%	2,882	17.9%		17,581	35.4%
Depreciation and amortization	1,512	4.5%	353	2.2%	$230	2,095	4.1%
Segment operating income (loss)	1,736	5.2%	5,414	33.6%	(4,805)	2,345	4.7%
Interest income					702	702
Income before income taxes						3,047
Total assets	38,112		10,739		102,713	151,564
Capital expenditures	3,833		199		2,662	6,694

Twenty-six weeks ended July 1, 2007
Net revenue	$79,986	100.0%	$37,630	100.0%		$117,616	100.0%
Cost of sales and occupancy	37,174	46.5%	18,390	48.9%		55,564	47.2%
Operating expenses	34,408	43.0%	6,771	18.0%		41,179	35.0%
Depreciation and amortization	4,143	5.2%	671	1.8%	$502	5,316	4.5%
Segment operating income (loss)	4,261	5.3%	11,798	31.4%	(11,802)	4,257	3.6%
Interest income					888	888
Income before income taxes						5,145
Total assets	54,128		12,056		94,757	160,941
Capital expenditures	11,796		466		5,898	18,160

Twenty-six weeks ended July 2, 2006, (As restated, see Note 1)
Net revenue	$66,981	100.0%	$32,415	100.0%		$99,396	100.0%
Cost of sales and occupancy	30,507	45.5%	15,401	47.5%		45,908	46.2%
Operating expenses	28,917	43.2%	5,770	17.8%		34,687	34.9%
Depreciation and amortization	2,948	4.4%	704	2.2%	$425	4,077	4.0%
Segment operating income (loss)	4,609	6.9%	10,540	32.5%	(9,837)	5,312	5.3%
Interest income					1,379	1,379
Income before income taxes						6,691
Total assets	38,112		10,739		102,713	151,564
Capital expenditures	7,139		311		3,455	10,905

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

•
A significant interruption in the operation of our roasting and distribution facility could potentially disrupt our operations.
We have completed the transition of our roasting and distribution operations to a new facility and are in the process of converting our previous roasting and distribution facility to office space. A significant interruption in the new facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facilities and most of our stores are located near several major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business.

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and away-from-home enjoyment.  Founded in Berkeley, California in 1966, Peet’s has established a loyal customer base with strong brand awareness in California.  Our growth strategy is based on the sale of whole bean coffee and high-quality beverages in multiple channels of distribution including our own retail stores, grocery, home delivery, and office and restaurant accounts throughout the United States.  Our current retail expansion strategy is focused in the western United States, where we have strong customer awareness, loyalty and brand affinity.

We expect the specialty coffee industry to continue to grow.  We believe that this growth will be fueled by continued consumer interest in high-quality coffee and related products.  We believe that by offering high-quality products to consumers throughout the country, we will attract the same loyal customer base that we have attracted in California.

As we grow, our operations will continue to be vertically integrated, allowing us to control the quality of our product at all stages.  We purchase high quality arabica coffee beans from countries around the world, and we utilize our artisan-roasting technique to bring out the distinctive flavor of our coffees. Because roasted coffee is perishable, we are committed to delivering our coffee under the strictest freshness standards. As a result, we do not stock or inventory roasted coffee. We roast to order and ship fresh coffee daily to our stores and customers.  We believe control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

Results of Operations

The following discussion on results of operations gives effect to the restatement as discussed in Note 1 to the consolidated financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.
	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2007
		(As restated)		(As restated)
Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	47.2	46.5	47.2	46.2
Operating expenses	35.5	35.4	35.0	34.9
General and administrative expenses	8.9	9.2	9.6	9.5
Depreciation and amortization expenses	4.3	4.2	4.5	4.1
Income from operations	4.0	4.7	3.6	5.3
Interest income	0.8	1.4	0.8	1.4
Income before income taxes	4.8	6.1	4.4	6.7
Income tax provision	1.8	2.3	1.7	2.5
Net income	3.0%	3.8%	2.7%	4.2%

Percent of net revenue by business segment:
Retail stores	68.2%	67.6%	68.0%	67.4%
Specialty sales	31.8	32.4	32.0	32.6

Percent of net revenue by business category:
Whole bean coffee and related products	52.5%	54.7%	53.2%	55.3%
Beverages and pastries	47.5	45.3	46.8	44.7

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	46.5%	46.6%	46.5%	45.5%
Specialty sales	48.7	46.3	48.9	47.5

Operating expenses as a percent of segment revenue:
Retail stores	43.9%	43.7%	43.0%	43.2%
Specialty sales	17.7	17.9	18.0	17.8

Percent increase from prior year:
Net revenue	21.0%	19.1%	18.3%	21.6%
Retail stores	22.0	17.5	19.4	19.9
Specialty sales	18.8	22.5	16.1	25.4
Cost of sales and related occupancy expenses	22.9	22.6	21.0	23.8
Operating expenses	21.5	24.7	18.7	26.7
General and administrative expenses	17.1	52.8	20.1	54.2
Depreciation and amortization expenses	23.4	15.1	30.4	16.5

Selected operating data:
Number of retail stores in operation
Beginning of period	144	113	136	111
Store openings	8	7	16	9
Store closures	-	-	-	-
End of period	152	120	152	120

Thirteen Weeks Ended July 1, 2007 Compared to Thirteen Weeks Ended July 2, 2006

Net revenue

Net revenue for the thirteen weeks ended July 1, 2007 increased 21.0% versus the same period in 2006 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 16.0% to $31.5 million. Net revenue from beverages and pastries increased 27.0% to $28.6 million.

In the retail segment, net revenue increased 22.0% compared to 2006 primarily as a result of increased sales from the 32 new stores we opened in the last 12 months and growth in the existing stores. During the second quarter of 2007, we opened eight new stores compared to seven during the same period in 2006. Sales of whole bean coffee and related products in the retail segment increased by 9.4% to $12.4 million, while sales of beverages and pastries increased by 28.4% to $28.6 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased 18.8% compared to the thirteen weeks ended July 2, 2006. The $3.0 million increase consisted of a $2.1 million increase in grocery sales, a $0.3 million increase in home delivery sales, and a $0.7 million increase in sales to foodservice and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts and new accounts we added in the last 12 months. We added approximately 1,000 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 5,000. Net revenue to the home delivery channel grew 7.3% compared to the same period in 2006 primarily due to special offerings to our existing customers. In addition, foodservice and office coffee sales increased 16.1% primarily due to new foodservice accounts and efforts in expanding our office distributorships, offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.5% in 2006 to 47.2% in 2007. This increase was caused by higher green coffee and milk costs, an increase in grocery promotions and an increased number of new stores, which have higher occupancy expenses on a lower sales base, partially offset by the retail price increase in November 2006. We anticipate milk prices, in particular, to continue to negatively impact gross margin for the rest of 2007.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the current quarter increased from 35.4% in 2006 to 35.5% in 2007.

In the retail segment, operating expenses as a percent of net revenue increased from 43.7% in 2006 to 43.9% in 2007. The impact from new stores opened in the last two years was largely offset primarily by the price increase in November 2006 and improved operating leverage.

As a percent of net revenue, specialty operating expenses decreased 0.2% to 17.7%. The decrease was primarily due the closure of Larry’s Markets, which had high operating expenses as a percent of net revenue in the same period last year, partially offset by grocery promotions and other start up costs for our expansion in the east.

General and administrative expenses

General and administrative expenses in the current quarter were $5.4 million, or 8.9% of net revenue, compared to $4.6 million, or 9.2% for the same period last year. The increase was primarily due to increases in headcount and other investments to support our growth, partially offset by lower marketing costs compared to the prior year.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2007 from $2.1 million to $2.6 million primarily due to the 41 stores we opened in 2006 and 2007.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.5 million in interest income in the second quarter of 2007, compared to $0.7 million last year. The difference was primarily due to lower investment amounts subject to higher interest rates.

Income tax provision

The effective income tax rate for the period is 37.5% compared to 37.4% during the second quarter 2006.

Twenty-six Weeks Ended July 1, 2007 Compared to Twenty-six Weeks Ended July 2, 2006

Net revenue

Net revenue for the twenty-six weeks ended July 1, 2007 increased 18.3% versus the same period in 2006 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 13.7% to $62.5 million. Net revenue from beverages and pastries increased 24.1% to $55.1 million.

In the retail segment, net revenue increased 19.4% compared to 2006 primarily as a result of increased sales from the 32 new stores we opened in the last 12 months and growth in the existing stores. During the first half of 2007, we opened sixteen new stores compared to nine during the same period in 2006. Sales of whole bean coffee and related products in the retail segment increased by 7.8% to $24.9 million, while sales of beverages and pastries increased by 25.5% to $55.1 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2005 and 2006 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased 16.1% compared to the twenty-six weeks ended July 2, 2006. The $5.2 million increase consisted of a $3.1 million increase in grocery sales, a $0.7 million increase in home delivery sales, and a $1.5 million increase in sales to foodservice and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts and new accounts we added in the last 12 months. We added approximately 1,000 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 5,000. Net revenue to the home delivery channel grew 8.7% compared to the same period in 2006 primarily due to special offerings to our existing customers such as our Valentine’s Day offering. In addition, foodservice and office coffee sales increased 18.1% primarily due to new foodservice accounts and efforts in expanding our office distributorships, offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.2% in 2006 to 47.2% in 2007. This increase was caused by higher green coffee and milk costs, an increase in grocery promotions and an increased number of new stores, which have higher occupancy expenses on a lower sales base, partially offset by the retail price increase in November 2006. We anticipate milk prices, in particular, to continue to negatively impact gross margin for the rest of 2007.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the current quarter increased from 34.9% in 2006 to 35.0% in 2007. The favorable impact of retail pricing was offset by higher retail operating expenses due to new stores and higher start up costs in grocery as we expanded into New England.

In the retail segment, operating expenses as a percent of net revenue decreased by 0.2% to 43.0%. The decrease was primarily due to the impact from the price increase in November 2006 and from improved operating leverage and reduced store expenses, including repair and maintenance and supplies, partially offset by the impact from new stores opened in the last two years.

As a percent of net revenue, specialty operating expenses increased 0.2% to 18.0%. The increase was primarily due grocery promotions and other start up costs for our expansion in the east, partially offset by the closure of Larry’s Markets, which had high operating expenses as a percent of net revenue in the same period last year.

General and administrative expenses

General and administrative expenses in the current period were $11.3 million, or 9.6% of net revenue, compared to $9.4 million, or 9.5% for the same period last year. The increase was primarily due to $1.0 million of costs related to legal and other professional fees incurred for the stock option review and restatement of financial statements and legal fees for the related lawsuits. Additional increases are due to increases in headcount and other investments to support our growth, partially offset by lower marketing costs compared to the prior year when spending was higher on promotions such as our 40th Anniversary Celebration.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2007 from $4.1 million to $5.3 million primarily due to the 41 stores we opened in 2006 and 2007.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.9 million in interest income in the first half of 2007, compared to $1.4 million last year. The difference was primarily due to lower investment amounts subject to higher interest rates.

Income tax provision

The effective income tax rate for the twenty-six week period and as projected for the full-year is 37.5% compared to 37.8% for the twenty-six weeks ended July 2, 2006. The lower effective tax rate is primarily due to the increase in the anticipated deduction to 6% for qualified domestic production activities as part of the American Job Creations Act of 2004.

Liquidity and Capital Resources

At July 1, 2007, we had $2.3 million in cash and cash equivalents and $20.5 million in short-term and long-term marketable securities for a total of $22.8 million. Working capital was $36.3 million as of July 1, 2007.

Net cash provided by operations was $2.9 million for the twenty-six weeks ended July 1, 2007 compared to $5.2 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to decreased net income resulting partially from professional fees related to the stock option review, increased seasonal coffee purchases and other timing differences in working capital.

Net cash used in investing activities was $13.3 million for the twenty-six weeks ended July 1, 2007. Investing activities primarily relate to purchases of property and equipment and maturities and purchases of marketable securities. During the twenty-six week period ended July 1, 2007, we purchased property and equipment totaling $18.2 million primarily related to new stores and for our new roasting facility. Proceeds from maturities net of purchases of marketable securities totaled $4.9 million.

Net cash provided by financing activities for the twenty-six weeks ended July 1, 2007 was $4.9 million, consisting of $4.0 million in net proceeds from issuance of common stock and $0.9 million of excess tax benefit from exercise of stock options and employee stock purchase plan shares.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of July 1, 2007, we had approximately $26.3 million in open fixed-priced purchase commitments and approximately $1.0 million in not-yet-priced commitments for a total of approximately $27.3 million with delivery dates ranging from July 2007 through July 2012. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Evaluation of disclosure controls and procedures. Taking into account the restatement of our previously issued consolidated financial statements, as described in Note 1, “Restatement of Unaudited Consolidated Financial Statements and Reclassifications for the 13 and 26 Weeks Ended July 2, 2006” in “Notes to Consolidated Financial Statements” of this Form 10-Q, we have evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of July 1, 2007 and determined that we have the following material weakness based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission related to stock option grants:

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

For this reason, we have concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of July 1, 2007. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of the Company was held on May 23, 2007. The three persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2010 and until their successors are elected and qualified. There were 12,620,172 votes cast in the election of directors. The voting regarding each nominee was as follows:

	For	Withheld	Non-votes

David Deno	12,497,731	122,441	899,342
Michael Linton	12,526,689	93,483	899,342
Jean-Michel Valette	11,620,976	999,196	899,342

The following directors' term of office as a director continued after the meeting: Gerald Baldwin, Hilary Billings, Gordon Bowker, H. William Jesse, and Patrick O'Dea.

Further, the selection of Deloitte & Touche LLP as independent registered public accountants for the fiscal year was ratified. The matter was approved with 12,458,858 votes for, 147,432 votes withheld, and 13,882 votes abstained. Of the total shares outstanding on the date of record, 899,342 shares were not voted.

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

PEET’S COFFEE & TEA, INC.

Date: August 9, 2007	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary