Form 10-Q
period 2007-09-30
PEETS COFFEE & TEA INC
filed 2007-11-08
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 4, 2007, 13,881,652 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits	16
	Signatures	16

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	September 30,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$2,061	$7,692
Short-term marketable securities	10,809	19,511
Accounts receivable, net	7,488	6,838
Inventories	28,356	19,533
Deferred income taxes - current	2,078	1,888
Prepaid expenses and other	7,849	3,852
Total current assets	58,641	59,314

Long-term marketable securities	10,127	5,989
Property and equipment, net	97,792	82,447
Deferred income taxes - non current	1,311	1,315
Other assets, net	3,827	3,940

Total assets	$171,698	$153,005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$14,174	$11,046
Accrued compensation and benefits	7,206	6,389
Deferred revenue	3,697	4,625
Total current liabilities	25,077	22,060

Deferred lease credits and other long-term liabilities	4,900	3,506
Total liabilities	29,977	25,566

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:13,870,000 and 13,516,000 shares	102,413	93,246
Accumulated other comprehensive income (loss), net of tax	46	(15)
Retained earnings	39,262	34,208

Total shareholders' equity	141,721	127,439

Total liabilities and shareholders' equity	$171,698	$153,005

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Retail stores	$41,450	$34,350	$121,436	$101,331
Specialty sales	19,410	16,523	57,040	48,938
Net revenue	60,860	50,873	178,476	150,269

Cost of sales and related occupancy expenses	29,142	24,081	84,706	69,988
Operating expenses	21,593	18,142	62,772	52,829
General and administrative expenses	4,928	4,594	16,228	14,006
Depreciation and amortization expenses	2,619	2,215	7,935	6,292
Total costs and expenses from operations	58,282	49,032	171,641	143,115

Income from operations	2,578	1,841	6,835	7,154

Interest income	284	589	1,172	1,968

Income before income taxes	2,862	2,430	8,007	9,122

Income tax provision	1,026	951	2,953	3,483

Net income	$1,836	$1,479	$5,054	$5,639

Net income per share:
Basic	$0.13	$0.11	$0.37	$0.41
Diluted	$0.13	$0.10	$0.36	$0.39

Shares used in calculation of net income per share:
Basic	13,816	13,670	13,664	13,801
Diluted	14,168	14,316	14,057	14,484

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	September 30, 2007	October 1, 2006

Cash flows from operating activities:
Net income	$5,054	$5,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,376	7,542
Amortization of interest purchased	177	334
Stock-based compensation	2,116	3,357
Excess tax benefit from exercise of stock options	(1,279)	(709)
Tax benefit from exercise of stock options	1,166	756
Loss on disposition of assets and asset impairment	122	273
Deferred income taxes	(186)	(46)
Changes in other assets and liabilities:
Accounts receivable, net	(650)	(884)
Inventories	(8,823)	(7,038)
Prepaid expenses and other current assets	(3,997)	(3,036)
Other assets	34	(312)
Accounts payable, accrued liabilities and deferred revenue	4,027	2,622
Deferred lease credits and other long-term liabilities	1,394	534
Net cash provided by operating activities	8,531	9,032

Cash flows from investing activities:
Purchases of property and equipment	(25,804)	(17,574)
Proceeds from sales of property and equipment	22	28
Changes in restricted investments	-	(1,969)
Proceeds from sales and maturities of marketable securities	26,144	36,553
Purchases of marketable securities	(21,688)	(26,356)
Net cash used in investing activities	(21,326)	(9,318)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,885	3,345
Purchase of common stock	-	(15,934)
Excess tax benefit from exercise of stock options	1,279	709

Net cash provided by (used in) financing activities	7,164	(11,880)

Decrease in cash and cash equivalents	(5,631)	(12,166) ##
Cash and cash equivalents, beginning of period	7,692	20,623

Cash and cash equivalents, end of period	$2,061	$8,457

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of September 30, 2007 and for the thirteen and thirty-nine weeks ended September 30, 2007 and October 1, 2006 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as discussed below, necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

The results of operations for the thirteen and thirty-nine weeks ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

2.	Summary of Significant Accounting Policies

Comprehensive Income

For the thirteen weeks ended September 30, 2007 and October 1, 2006, comprehensive income was $1,905,000 and $1,552,000, respectively. For the thirty-nine weeks ended September 30, 2007 and October 1, 2006, comprehensive income was $5,115,000 and $5,701,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,070,226 and 693,741 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended September 30, 2007 and October 1, 2006, respectively, and 965,406 and 510,990 for the thirty-nine week periods ended September 30, 2007 and October 1, 2006, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended		39 weeks ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Basic weighted average shares outstanding	13,816	13,670	13,664	13,801
Incremental shares from assumed exercise of stock options	352	646	393	683
Diluted weighted average shares outstanding	14,168	14,316	14,057	14,484

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s federal income tax returns for the years 2002 through 2004 were effectively settled with the Internal Revenue Service. The Company’s federal income tax returns for 2005 and 2006 are open tax years. The Company’s state of California tax returns for 2004 through 2006 are open tax years. The state of California is the Company’s only significant tax jurisdiction and it also files in numerous state jurisdictions with varying statutes of limitations. The Company’s policy is to classify estimated interest and penalties in its provision for income taxes. Accrued interest and penalties are insignificant at September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007 and September 30, 2007, the Company did not have any unrecognized tax benefits.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Green coffee	$18,927	$11,535
Other inventory	9,429	7,998
Total	$28,356	$19,533

4.	Stock Purchase Program

On September 6, 2006, the Board of Directors approved the purchase up to one million shares of the Company’s common stock, with no expiration. As of September 30, 2007, no shares have been purchased under this program.

5.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2006	2,732,711	$20.33
Granted	258,132	26.38
Canceled	(59,516)	25.85
Exercised	(328,450)	16.32
Oustanding at September 30, 2007	2,602,877	$21.28
Vested or expected to vest, September 30, 2007	2,339,499
Exercisable at September 30, 2007	1,812,494	$18.48

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”) where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the thirteen week period ended September 30, 2007, there were no employee purchases of the Company’s common stock under the ESPP. At September 30, 2007, 972,162 shares remain available for future issuance under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended September 30, 2007 was $671,000 and consisted of stock option and ESPP expense of $603,000 and $68,000, respectively. Total stock-based compensation expense recognized in the consolidated statement of income for the thirty-nine weeks ended September 30, 2007 was $2,116,000 and consisted of stock option and ESPP expense of $1,906,000 and $210,000, respectively. The related total tax benefit was $273,000 and $862,000 for the thirteen and thirty-nine weeks ended September 30, 2007, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the thirteen weeks ended October 1, 2006 was $1,106,000 and consisted of stock option and ESPP expense of $1,030,000 and $76,000, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the thirty-nine weeks ended October 1, 2006 was $3,357,000 and consisted of stock option and ESPP expense of $3,134,000 and $223,000, respectively. The related total tax benefit was $451,000 and $1,370,000 for the thirteen and thirty-nine weeks ended October 1, 2006, respectively. Stock-based compensation expense was recognized as follows in the statements of income (in thousands):

	13 weeks ended		39 weeks ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Cost of sales and related occupancy expenses	$60	$122	$174	$419
Operating expenses	246	381	725	1,130
General and administrative expenses	365	603	1,217	1,808
Total	$671	$1,106	$2,116	$3,357

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the thirty-nine week periods ended September 30, 2007 and October 1, 2006:

	Stock Options		ESPP
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expected term (in years)	5.4	5.3	0.5	0.5
Expected stock price volatility	30.0%	34.1%	25.1%	27.8%
Risk-free interest rate	5.0%	5.0%	4.9%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$9.79	$11.89	$5.86	$7.18

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

	Retail		Specialty		Unallocated	Total
	Dollars	Percent of	Dollars	Percent of		Dollars	Percent of
	(in thousands)	Net Revenue	(in thousands)	Net Revenue		(in thousands)	Net Revenue

Thirteen weeks ended September 30, 2007
Net revenue	$41,450	100.0%	$19,410	100.0%		$60,860	100.0%
Cost of sales and occupancy	19,510	47.1%	9,632	49.6%		29,142	47.9%
Operating expenses	18,109	43.7%	3,484	17.9%		21,593	35.5%
Depreciation and amortization	2,075	5.0%	314	1.6%	$231	2,619	4.3%
Segment operating income	1,756	4.2%	5,980	30.8%	(5,159)	2,578	4.2%
Interest income					284	284
Income before income taxes						2,862
Total assets	55,641		13,162		102,895	171,698
Capital expenditures	5,874		328		1,442	7,644

Thirteen weeks ended October 1, 2006
Net revenue	$34,350	100.0%	$16,523	100.0%		$50,873	100.0%
Cost of sales and occupancy	16,008	46.6%	8,073	48.9%		24,081	47.3%
Operating expenses	14,960	43.6%	3,182	19.3%		18,142	35.7%
Depreciation and amortization	1,602	4.7%	364	2.2%	$249	2,215	4.4%
Segment operating income	1,780	5.2%	4,904	29.7%	(4,843)	1,841	3.6%
Interest income					589	589
Income before income taxes						2,430
Total assets	40,829		12,740		97,003	150,572
Capital expenditures	3,452		381		2,836	6,669

Thirty-nine weeks ended September 30, 2007
Net revenue	$121,436	100.0%	$57,040	100.0%		$178,476	100.0%
Cost of sales and occupancy	56,684	46.7%	28,022	49.1%		84,706	47.5%
Operating expenses	52,517	43.2%	10,255	18.0%		62,772	35.2%
Depreciation and amortization	6,218	5.1%	985	1.7%	$732	7,935	4.4%
Segment operating income	6,017	5.0%	17,778	31.2%	(16,960)	6,835	3.8%
Interest income					1,172	1,172
Income before income taxes						8,007
Total assets	55,641		13,162		102,895	171,698
Capital expenditures	17,669		794		7,341	25,804

Thirty-nine weeks ended October 1, 2006
Net revenue	$101,331	100.0%	$48,938	100.0%		$150,269	100.0%
Cost of sales and occupancy	46,514	45.9%	23,474	48.0%		69,988	46.6%
Operating expenses	43,877	43.3%	8,952	18.3%		52,829	35.2%
Depreciation and amortization	4,550	4.5%	1,068	2.2%	$675	6,292	4.2%
Segment operating income	6,390	6.3%	15,444	31.6%	(14,681)	7,154	4.8%
Interest income					1,968	1,968
Income before income taxes						9,122
Total assets	40,829		12,740		97,003	150,572
Capital expenditures	10,591		692		6,291	17,574

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	47.9	47.3	47.5	46.6
Operating expenses	35.5	35.7	35.2	35.1
General and administrative expenses	8.1	9.0	9.1	9.3
Depreciation and amortization expenses	4.3	4.4	4.4	4.2
Income from operations	4.2	3.6	3.8	4.8
Interest income	0.5	1.2	0.7	1.3
Income before income taxes	4.7	4.8	4.5	6.1
Income tax provision	1.7	1.9	1.7	2.3
Net income	3.0%	2.9%	2.8%	3.8%

Percent of net revenue by business segment:
Retail stores	68.1%	67.5%	68.0%	67.4%
Specialty sales	31.9	32.5	32.0	32.6

Percent of net revenue by business category:
Whole bean coffee and related products	51.8%	54.2%	52.7%	55.0%
Beverages and pastries	48.2	45.8	47.3	45.0

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	47.1%	46.6%	46.7%	45.9%
Specialty sales	49.6	48.9	49.1	48.0

Operating expenses as a percent of segment revenue:
Retail stores	43.7%	43.6%	43.2%	43.3%
Specialty sales	17.9	19.3	18.0	18.3

Percent increase from prior year:
Net revenue	19.6%	18.7%	18.8%	20.6%
Retail stores	20.7	19.6	19.8	19.8
Specialty sales	17.5	16.9	16.6	22.4
Cost of sales and related occupancy expenses	21.0	22.4	21.0	23.3
Operating expenses	19.0	24.6	18.8	25.9
General and administrative expenses	7.3	35.9	15.9	47.7
Depreciation and amortization expenses	18.2	18.9	26.1	17.3

Selected operating data:
Number of retail stores in operation
Beginning of period	152	120	136	111
Store openings	7	6	23	15
Store closures	-	-	-	-
End of period	159	126	159	126

Thirteen Weeks Ended September 30, 2007 Compared to Thirteen Weeks Ended October 1, 2006

Net revenue

Net revenue for the thirteen weeks ended September 30, 2007 increased 19.6% versus the same period in 2006 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 14.3% to $31.5 million. Net revenue from beverages and pastries increased 25.9% to $29.3 million.

In the retail segment, net revenue increased 20.7% compared to the same period in 2006 primarily as a result of increased sales from the 33 new stores we opened in the last 12 months and growth in the existing stores. During the third quarter of 2007, we opened seven new stores compared to six during the same period in 2006. Sales of whole bean coffee and related products in the retail segment increased by 8.2% to $12.1 million, while sales of beverages and pastries increased by 26.7% to $29.3 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2006 and 2007 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased 17.5% compared to the thirteen weeks ended October 1, 2006. The $2.9 million increase consisted of a $1.9 million increase in grocery sales, a $0.2 million increase in home delivery sales, and a $0.8 million increase in sales to foodservice and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts and new accounts we added in the last 12 months. We added approximately 800 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 5,100. Net revenue to the home delivery channel grew 5.0% compared to the same period in 2006 primarily due to special offerings that drove new customer acquisition. In addition, foodservice and office coffee sales increased 17.6% primarily due to new foodservice accounts and efforts in expanding our office distributorships, offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 47.3% in the third quarter of 2006 to 47.9% in the third quarter of 2007. This increase was caused by higher green coffee and milk costs and increased manufacturing costs from our new roasting facility, partially offset by the retail price increase in November 2006. We anticipate milk prices and manufacturing costs, in particular, to continue to negatively impact gross margin for the rest of 2007.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the current quarter decreased from 35.7% in 2006 to 35.5% in 2007.

In the retail segment, operating expenses as a percent of net revenue increased from 43.6% in 2006 to 43.7% in 2007. The impact from new stores opened in the last two years was largely offset by the price increase in November 2006 and improved operating leverage.

As a percent of net revenue, specialty operating expenses decreased 1.4% to 17.9% in 2007. The decrease was primarily due to the closure of Larry’s Markets, which had a negative impact on last year due to closure costs and writing off our remaining assets’ book value, partially offset by grocery promotions and other start up costs for our expansion in the east.

General and administrative expenses

General and administrative expenses in the current quarter were $4.9 million, or 8.1% of net revenue, compared to $4.6 million, or 9.0% for the same period last year. The increase in absolute dollars was driven by increases in headcount and other investments to support our growth, partially offset by lower incentive based compensation expense.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in the third quarter of 2007 from $2.2 million to $2.6 million primarily due to the 48 stores we opened in 2006 and 2007.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.3 million in interest income in the third quarter of 2007, compared to $0.6 million last year. The difference was due to lower investment balances during the third quarter of 2007 as compared to the same period in 2006.

Income tax provision

The effective income tax rate for the period is 35.8% compared to 39.1% during the third quarter of 2006. The lower effective tax rate is primarily due to the increase in the anticipated deduction from 3% to 6% for qualified domestic production activities as part of the American Job Creations Act of 2004.

Thirty-nine Weeks Ended September 30, 2007 Compared to Thirty-nine Weeks Ended October 1, 2006

Net revenue

Net revenue for the thirty-nine weeks ended September 30, 2007 increased 18.8% versus the same period in 2006 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 13.9% to $94.0 million. Net revenue from beverages and pastries increased 24.7% to $67.8 million.

In the retail segment, net revenue increased 19.8% compared to the same period in 2006 primarily as a result of increased sales from the 33 new stores we opened in the last 12 months and growth in the existing stores. During the thirty-nine weeks ended September 30, 2007, we opened 23 new stores compared to 15 during the same period in 2006. Sales of whole bean coffee and related products in the retail segment increased by 7.9% to $37.0 million, while sales of beverages and pastries increased by 25.9% to $84.4 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2006 and 2007 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased 16.6% compared to the thirty-nine weeks ended October 1, 2006. The $8.1 million increase consisted of a $5.0 million increase in grocery sales, a $0.9 million increase in home delivery sales, and a $2.2 million increase in sales to foodservice and office accounts. The increase in grocery was primarily due to continued strong growth in our existing accounts and new accounts we added in the last 12 months. We added approximately 800 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 5,100. Net revenue to the home delivery channel grew 7.5% compared to the same period in 2006 primarily due to special offerings to our existing customers. In addition, foodservice and office coffee sales increased 17.9% primarily due to new foodservice accounts and efforts in expanding our office distributorships, offset by the closure of six Company operated Peet’s kiosks located within six Larry’s Markets in the Seattle area due to the bankruptcy and closure of Larry’s Markets in September 2006.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.6% in 2006 to 47.5% in 2007. This increase was caused by higher green coffee and milk costs, increased manufacturing costs from our new roasting facility, an increase in grocery promotions and an increased number of new stores, which have higher occupancy expenses on a lower sales base, partially offset by the retail price increase in November 2006.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue increased from 35.1% in 2006 to 35.2% in 2007. The favorable impact of a retail price increase in November 2006 was offset by higher retail operating expenses due to new stores and grocery promotions as we expanded in the east.

In the retail segment, operating expenses as a percent of net revenue decreased by 0.1% to 43.2%. The decrease was primarily due to the impact from the price increase in November 2006 and from improved operating leverage and reduced store expenses, including repair and maintenance and supplies, partially offset by the impact from new stores opened in the last two years.

As a percent of net revenue, specialty operating expenses decreased 0.3% to 18.0% in the third quarter of 2007. The decrease was primarily due to the closure of Larry’s Markets, which had a negative impact on last year due to closure costs and writing off our remaining assets’ book value, partially offset by grocery promotions and other start up costs for our expansion in the east.

General and administrative expenses

General and administrative expenses in the current period were $16.2 million, or 9.1% of net revenue, compared to $14.0 million, or 9.3% for the same period last year. There were significant offsetting differences in costs in the comparable periods. 2007 costs included $1.2 million of costs related to legal and other professional fees incurred for the stock option review and restatement of financial statements and legal fees for the related lawsuits. In addition, we incurred increased costs in headcount and other investments to support our growth in 2007. However, as a percent of sales, marketing expenses were significantly lower in 2007 compared to the prior year when spending was higher on promotions such as our 40th Anniversary Celebration.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2007 from $6.3 million to $7.9 million primarily due to the 48 stores we opened in 2006 and 2007.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $1.2 million in interest income in the current period, compared to $2.0 million last year. The difference was primarily due to lower investment balances slightly offset by higher interest rates.

Income tax provision

The effective income tax rate for the thirty-nine week period ended September 30, 2007 and as projected for the full-year is 36.9% compared to 38.2% for the thirty-nine weeks ended October 1, 2006. The lower effective tax rate is primarily due to the increase in the anticipated deduction from 3% to 6% for qualified domestic production activities as part of the American Job Creations Act of 2004.

Liquidity and Capital Resources

At September 30, 2007, we had $2.1 million in cash and cash equivalents and $20.9 million in short-term and long-term marketable securities for a total of $23.0 million. Working capital was $33.6 million as of September 30, 2007.

Net cash provided by operations was $8.5 million for the thirty-nine weeks ended September 30, 2007 compared to $9.0 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to increased seasonal coffee purchases, partially offset by increased deferred lease credits due to new stores and timing differences in working capital.

Net cash used in investing activities was $21.3 million for the thirty-nine weeks ended September 30, 2007. Investing activities primarily relate to purchases of property and equipment and maturities and purchases of marketable securities. During the thirty-nine week period ended September 30, 2007, we purchased property and equipment totaling $25.8 million primarily related to new stores and for our new roasting facility. Proceeds from maturities net of purchases of marketable securities totaled $4.5 million.

Net cash provided by financing activities for the thirty-nine weeks ended September 30, 2007 was $7.2 million, consisting of $5.9 million in net proceeds from issuance of common stock and $1.3 million of excess tax benefit from exercise of stock options and employee stock purchase plan shares.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of September 30, 2007, we had approximately $25.7 million in open fixed-priced purchase commitments and approximately $1.9 million in not-yet-priced commitments for a total of approximately $27.6 million with delivery dates ranging from October 2007 through July 2012. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Evaluation of disclosure controls and procedures. We have evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2007 and determined that we have the following material weakness based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission related to stock option grants:

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

For this reason, we have concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2007. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PEET’S COFFEE & TEA, INC.

Date: November 8, 2007	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary