Form 10-Q
period 2008-03-30
PEETS COFFEE & TEA INC
filed 2008-05-08
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 4, 2008, 13,966,527 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 6.	Exhibits	15
	Signatures	16

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	March 30, 2008	December 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$17,763	$15,312
Short-term marketable securities	11,167	7,932
Accounts receivable, net	8,331	8,287
Inventories	22,473	24,483
Deferred income taxes - current	2,950	2,950
Prepaid expenses and other	4,463	4,285
Total current assets	67,147	63,249

Long-term marketable securities	3,769	7,831
Property and equipment, net	105,206	99,231
Deferred income taxes - non current	3,353	3,353
Other assets, net	3,856	3,883

Total assets	$183,331	$177,547

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$12,602	$10,104
Accrued compensation and benefits	9,408	8,909
Deferred revenue	4,711	5,856
Total current liabilities	26,721	24,869

Deferred lease credits and other long-term liabilities	5,954	5,425
Total liabilities	32,675	30,294

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:13,961,000 and 13,932,000 shares	105,847	104,616
Accumulated other comprehensive income	133	52
Retained earnings	44,676	42,585

Total shareholders' equity	150,656	147,253

Total liabilities and shareholders' equity	$183,331	$177,547

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	March 30, 2008	April 1, 2007

Retail stores	$44,609	$39,023
Specialty sales	22,526	18,490
Net revenue	67,135	57,513

Cost of sales and related occupancy expenses	31,989	27,190
Operating expenses	23,529	19,813
General and administrative expenses	5,562	5,943
Depreciation and amortization expenses	3,070	2,730
Total costs and expenses from operations	64,150	55,676

Income from operations	2,985	1,837

Interest income	304	425

Income before income taxes	3,289	2,262

Income tax provision	1,198	846

Net income	$2,091	$1,416

Net income per share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

Shares used in calculation of net income per share:
Basic	13,956	13,516
Diluted	14,236	13,930

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	March 30,	April 1,
	2008	2007

Cash flows from operating activities:
Net income	$2,091	$1,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,605	3,144
Amortization of interest purchased	60	50
Stock-based compensation	668	715
Excess tax benefit from exercise of stock options	(30)	(2)
Tax benefit from exercise of stock options	19	2
Loss on disposition of assets and asset impairment	49	7
Changes in other assets and liabilities:
Accounts receivable, net	(44)	842
Inventories	2,010	398
Prepaid expenses and other current assets	(178)	(1,099)
Other assets	3	4
Accounts payable, accrued liabilities and deferred revenue	1,075	(2,075)
Deferred lease credits and other long-term liabilities	529	307
Net cash provided by operating activities	9,857	3,709

Cash flows from investing activities:
Purchases of property and equipment	(8,828)	(8,600)
Proceeds from sales and maturities of marketable securities	1,765	11,775
Purchases of marketable securities	(917)	(11,055)
Net cash used in investing activities	(7,980)	(7,880)

Cash flows from financing activities:
Net proceeds from issuance of common stock	544	-
Excess tax benefit from exercise of stock options	30	2
Net cash provided by financing activities	574	2

Increase (decrease) in cash and cash equivalents	2,451	(4,169)
Cash and cash equivalents, beginning of period	15,312	7,692

Cash and cash equivalents, end of period	$17,763	$3,523

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$2,772	$3,542
Other cash flow information:
Cash paid for income taxes	119	2,085

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of March 30, 2008 and for the thirteen weeks ended March 30, 2008 and April 1, 2007 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as discussed below, necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 30, 2007 (the “2007 Form 10-K”).

The results of operations for the thirteen weeks ended March 30, 2008 are not necessarily indicative of the results expected for the full year.

2.	Summary of Significant Accounting Policies

Comprehensive Income

For the thirteen weeks ended March 30, 2008 and April 1, 2007, comprehensive income was $2,172,000 and $1,439,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,109,443 and 873,835 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended March 30, 2008 and April 1, 2007, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended
	March 30, 2008	April 1, 2007

Basic weighted average shares outstanding	13,956	13,516
Incremental shares from assumed exercise of stock options	281	414
Diluted weighted average shares outstanding	14,236	13,930

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007 and the Company has adopted the standard for those assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company utilizes the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets measured at fair value on a recurring basis are summarized below:

March 30,
2008

Short-term marketable securities	$11,167
Long-term marketable securities	3,769
Restricted cash (included in other assets, net)	3,233
$18,169

Unrealized gains or losses on marketable securities and restricted cash are recorded in accumulated other comprehensive income at each measurement date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option can only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard as of the beginning of the 2008 fiscal year and the impact of adoption was not significant as the Company did not elect to record additional items at fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	March30,	December 30,
	2008	2007
Green coffee	$14,539	$15,421
Other inventory	7,934	9,062
Total	$22,473	$24,483

4.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 30, 2007	2,579,363	$21.36
Granted	4,500	24.14
Canceled	(22,462)	28.45
Exercised	(8,356)	12.53
Oustanding at March 30, 2008	2,553,045	21.32	6.15	$9,406
Vested or expected to vest, March 30, 2008	2,412,396
Exercisable at March 30, 2008	1,832,045	18.73	5.28	9,406

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”) where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the thirteen week period ended March 30, 2008, employees purchased 20,427 of the Company’s common stock under the plan at a weighted-average price of $21.50. At March 30, 2008, 951,735 shares remain available for future issuance under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense for the thirteen weeks ended March 30, 2008 was $668,000 and consisted of stock option and ESPP expense of $619,000 and $50,000, respectively. The related total tax benefit was $272,000 for the thirteen weeks ended March 30, 2008. Stock-based compensation expense for the thirteen weeks ended April 1, 2007 was $715,000 and consisted of stock option and ESPP expense of $644,000 and $71,000, respectively. The related total tax benefit was $292,000 for the thirteen weeks ended April 1, 2007. Stock-based compensation expense was recognized as follows (in thousands):

	Thirteen weeks ended
	March 30,	April 1,
	2008	2007

Cost of sales and related occupancy expenses	$53	$53
Operating expenses	300	238
General and administrative expenses	315	424
Total	$668	$715

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the thirteen week periods ended March 30, 2008 and April 1, 2007:

	Stock Options		ESPP
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Expected term (in years)	6.1	5.9	0.5	0.5
Expected stock price volatility	30.8%	34.1%	22.5%	27.8%
Risk-free interest rate	3.1%	4.5%	3.4%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$8.81	$10.67	$6.37	$6.13

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

5.	Legal Proceedings

In November 2006, a complaint styled as a shareholder derivative action was filed, purportedly on behalf of Peet’s, against certain of our present and former directors and officers. The complaint alleged that the defendants caused or allowed improprieties in connection with certain stock option grants since at least 2001 and thereby breached their fiduciary duties to Peet’s and violated specified provisions of the California Corporations Code. The complaint also alleged that certain of our present and former directors and officers were unjustly enriched as a result. Purportedly on behalf of Peet’s, the complaint sought, among other things, damages, restitution and corporate governance reforms. This complaint and a similar one were filed in the Superior Court for Alameda County, California and were subsequently consolidated into a single action, and a separate, similar complaint was filed in February 2007 in the United States District Court for the Northern District of California.

On February 12, 2008, the United States District Court granted our motion for dismissal of the federal shareholder derivative action. The court also granted the plaintiff leave to file an amended complaint, and ordered that any amended complaint be filed by February 29, 2008. Counsel for the plaintiffs in this case subsequently informed our attorneys that they did not intend to file an amended complaint, and no amended complaint was filed on or before February 29, 2008. On March 21, 2008, the plaintiff in the consolidated action filed in the Alameda County Superior Court voluntarily requested that the action be dismissed, and the court entered the dismissal on March 25, 2008.

We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Currently, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

6.	Segment Information

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through grocery, home delivery, foodservice and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment operating income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangible and other assets (dollars in thousands).

	Retail		Specialty		Unallocated	Total
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue		Amount	Percent of Net Revenue

For thirteen weeks ended March 30, 2008
Net revenue	$44,609	100.0%	$22,526	100.0%		$67,135	100.0%
Cost of sales and occupancy	20,356	45.6%	11,633	51.6%		31,989	47.6%
Operating expenses	19,026	42.7%	4,503	20.0%		23,529	35.0%
Depreciation and amortization	2,378	5.3%	340	1.5%	$352	3,070	4.6%
Segment operating income (loss)	2,849	6.4%	6,050	26.9%	(5,914)	2,985	4.4%
Interest income					304	304
Income before income taxes						3,289
Total assets	60,361		13,562		109,408	183,331
Capital expenditures	3,987		441		4,400	8,828

For the thirteen weeks ended April 1, 2007
Net revenue	$39,023	100.0%	$18,490	100.0%		$57,513	100.0%
Cost of sales and occupancy	18,114	46.4%	9,076	49.1%		27,190	47.3%
Operating expenses	16,421	42.1%	3,392	18.3%		19,813	34.4%
Depreciation and amortization	2,141	5.5%	327	1.8%	$262	2,730	4.7%
Segment operating income (loss)	2,347	6.0%	5,695	30.8%	(6,205)	1,837	3.2%
Interest income					425	425
Income before income taxes						2,262
Total assets	52,277		10,894		91,013	154,184
Capital expenditures	6,288		170		2,142	8,600

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Increases in the cost and decreases in availability of high quality Arabica coffee beans could impact out profitability and growth of our business. Although we do not purchase coffee on the commodity markets, price movements in the commodity trading of coffee impact the prices we pay. Coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. Over the past two years, the commodity cost for coffee has risen above the range it was trading in for the prior three to four years. We expect our costs to continue to rise in 2008. If we are unable to pass along increased coffee costs, our margin will decrease and our profitability will decrease accordingly. In addition, if we are not able to purchase sufficient quantities of high quality Arabica beans due to any of the above factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

•
Because we have only one roasting facility, a significant interruption in the operation of our roasting and distribution facility could potentially disrupt our operations. A significant interruption in the operation of our roasting and distribution facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults. The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business.

For a discussion of additional material risks and uncertainties that the Company faces, see the discussion in the 2007 Form 10-K titled “Risk Factors” as updated in Item 1A of this Form 10-Q.

Company Overview and Industry Outlook

Peet’s Coffee & Tea is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and away-from-home enjoyment.  Founded in Berkeley, California in 1966, Peet’s has established a loyal customer base with strong brand awareness in California.  Our growth strategy is based on the sale of whole bean coffee and high-quality beverages in multiple channels of distribution including our own retail stores, grocery, home delivery, and office and foodservice accounts throughout the United States.  We believe that our specialty sales can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and have higher customer awareness. We expect to continue to open new stores in strategic west coast locations that meet our demographic profile and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the foodservice and office environment. In grocery, we have already penetrated most of the grocery market in the western U.S. and in 2007 we started to expand into the eastern United States. Over the next two to three years, we plan to distribute to grocery stores nationwide.

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

	Thirteen weeks ended
	March 30,	April 1,
	2008	2007

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	47.6	47.3
Operating expenses	35.0	34.4
General and administrative expenses	8.3	10.4
Depreciation and amortization expenses	4.6	4.7
Income from operations	4.5	3.2
Interest income	0.5	0.7
Income before income taxes	5.0	3.9
Income tax provision	1.8	1.4
Net income	3.2%	2.5%

Percent of net revenue by business segment:
Retail Stores	66.4%	67.9%
Specialty Sales	33.6	32.1

Percent of net revenue by business category:
Whole bean coffee and related products	53.3%	53.9%
Beverages and pastries	46.7	46.1

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail Stores	45.6%	46.4%
Specialty Sales	51.6	49.1

Operating expenses as a percent of segment revenue:
Retail Stores	42.7%	42.1%
Specialty Sales	20.0	18.3

Percent increase (decrease) from prior year:
Net Revenue	16.7%	15.7%
Retail Stores	14.3	16.8
Specialty Sales	21.8	13.4
Cost of sales and related occupancy expenses	17.6	19.2
Operating expenses	18.8	15.8
General and administrative expenses	(6.4)	22.9
Depreciation and amortization expenses	12.5	37.7

Selected operating data:
Number of retail stores in operation
Beginning of the year	166	136
Store openings	9	8
Store closures	-	-
End of the period	175	144

Thirteen Weeks Ended March 30, 2008 Compared to Thirteen Weeks Ended April 1, 2007

Net revenue

Net revenue for the thirteen weeks ended March 30, 2008 increased $9.6 million, or 16.7% versus the same period in 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 15.5% to $35.8 million. Net revenue from beverages and pastries increased 18.2% to $31.3 million.

In the retail segment, net revenue increased $5.6 million, or 14.3% compared to the same period in 2007 primarily as a result of increased sales from the 31 new stores we opened in the last 12 months and growth in the existing stores. During the first quarter of 2008, we opened nine new stores compared to eight during the same period in 2007. Sales of whole bean coffee and related products in the retail segment increased by 6.1% to $13.3 million, while sales of beverages and pastries increased by 18.2% to $31.3 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $4.0 million, or 21.8% compared to the thirteen weeks ended April 1, 2007. The $4.0 million increase consisted of a $2.7 million increase in grocery sales and a $1.4 million increase in sales to foodservice and office accounts. The increase in grocery was equally divided between growth in our existing accounts in the western U.S. and new business we added in the eastern U.S. in the last two years. We added approximately 2,400 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 6,900. Net revenue in foodservice and office coffee sales increased 29.4% primarily due to new foodservice accounts and efforts in expanding our office distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 47.3% in the first quarter of 2007 to 47.6% in the first quarter of 2008. The increase over last year is due to higher commodity costs, particularly green coffee and milk, higher shipping costs, and an increased number of new stores, which have higher occupancy expenses on a lower sales base. These increases were largely offset by other procurement savings and waste reductions and by a retail price increase on some drinks in January 2008.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the current quarter increased from 34.4% in 2007 to 35.0% in 2008.

In the retail segment, operating expenses as a percent of net revenue increased from 42.1% in 2007 to 42.7% in 2008. The increase was caused by the impact from new stores opened in the last two years, partially offset by the price increase in January 2008 and improved operating leverage.

As a percent of net revenue, specialty operating expenses increased from 18.3% in 2007 to 20.0% in 2008. The increase was primarily due to grocery start-up costs for our expansion in the East.

General and administrative expenses

General and administrative expenses in the current quarter were $5.6 million, or 8.3% of net revenue, compared to $5.9 million, or 10.3% for the same period last year. Professional fees associated with our stock option review and related lawsuit were $1.0 million in 2007 and were less than $0.1 in 2008. Without these fees, general and administrative costs as a percent of revenue were 0.4% less than the same period last year due to sales leverage, partially offset by higher marketing spending in the current period.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in the first quarter of 2008 from $2.7 million to $3.1 million primarily due to the 39 stores we opened in the last 15 months.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.3 million in interest income in the first quarter of 2008, compared to $0.4 million last year. The difference was due to lower rates and lower investment balances during the first quarter of 2008 compared to the same period in 2007.

Income tax provision

The effective income tax rate for the period is 36.4% compared to 37.4% during the first quarter of 2007.  The lower effective tax rate is primarily due to generation of wage related tax credits and a lower effective state tax rate.

The Company does not expect the unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At March 30, 2008 we had $17.8 million in cash and cash equivalents and $14.9 million in short-term and long-term marketable securities for a total of $32.7 million. Working capital was $40.4 million as of March 30, 2008.

Net cash provided by operations was $9.9 million for the thirteen weeks ended March 30, 2008 compared to $3.7 million for the same prior year period. Operating cash flows were positively impacted by higher net income, net of depreciation expense, and other changes in working capital.

Net cash used in investing activities was $8.0 million for the thirteen weeks ended March 30, 2008. Investing activities primarily relate to purchases of property and equipment and maturities and purchases of marketable securities. During the thirteen weeks period ended March 30, 2008, we purchased property and equipment totaling $8.8 million primarily related to new stores, the conversion of our previous roasting facility into office space, and information technology support systems and other software and hardware to support our growing infrastructure. Proceeds from maturities net of purchases of marketable securities totaled $0.8 million.

Net cash provided by financing activities for the thirteen weeks ended March 30, 2008 was $0.6 million primarily from the exercise of stock options by employees.

For the next 12 months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our share purchase program and our contractual obligations as they come due.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of March 30, 2008, we had approximately $32.6 million in open fixed-priced purchase commitments and approximately $6.4 million in not-yet-priced commitments for a total of approximately $39.0 million with delivery dates ranging from April 2008 through July 2012. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of March 30, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2006, a complaint styled as a shareholder derivative action was filed, purportedly on behalf of Peet’s, against certain of our present and former directors and officers. The complaint alleged that the defendants caused or allowed improprieties in connection with certain stock option grants since at least 2001 and thereby breached their fiduciary duties to Peet’s and violated specified provisions of the California Corporations Code. The complaint also alleged that certain of our present and former directors and officers were unjustly enriched as a result. Purportedly on behalf of Peet’s, the complaint sought, among other things, damages, restitution and corporate governance reforms. This complaint and a similar one were filed in the Superior Court for Alameda County, California and were subsequently consolidated into a single action, and a separate, similar complaint was filed in February 2007 in the United States District Court for the Northern District of California.

On February 12, 2008, the United States District Court granted our motion for dismissal of the federal shareholder derivative action. The court also granted the plaintiff leave to file an amended complaint, and ordered that any amended complaint be filed by February 29, 2008. Counsel for the plaintiffs in this case subsequently informed our attorneys that they did not intend to file an amended complaint, and no amended complaint was filed on or before February 29, 2008. On March 21, 2008, the plaintiff in the consolidated action filed in the Alameda County Superior Court voluntarily requested that the action be dismissed, and the court entered the dismissal on March 25, 2008.

We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in the 2007 Form 10-K under “Risk Factors”, you should be aware of the following risk factor:

Complaints or claims by current, former or prospective employees could adversely affect us.

We are subject to the a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees.  In addition, successful complaints against our competitors may spur similar lawsuits against us.  For instance, in 2003, two lawsuits (which have since been settled) were filed against the Company alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs.  These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

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

PEET’S COFFEE & TEA, INC.

Date: May 8, 2008	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary