Form 10-Q
period 2008-06-29
PEETS COFFEE & TEA INC
filed 2008-08-08
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

As of August 3, 2008, 13,562,204 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 29,	December 30,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$7,099	$15,312
Short-term marketable securities	11,003	7,932
Accounts receivable, net	8,318	8,287
Inventories	27,367	24,483
Deferred income taxes - current	2,950	2,950
Prepaid expenses and other	6,291	4,285
Total current assets	63,028	63,249

Long-term marketable securities	-	7,831
Property, plant and equipment, net	108,435	99,231
Deferred income taxes - non current	3,363	3,353
Other assets, net	3,908	3,883

Total assets	$178,734	$177,547

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$12,360	$10,104
Accrued compensation and benefits	9,065	8,909
Deferred revenue	4,673	5,856
Total current liabilities	26,098	24,869

Deferred lease credits and other long-term liabilities	6,516	5,425
Total liabilities	32,614	30,294

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:13,610,000 and 13,932,000 shares	98,322	104,616
Accumulated other comprehensive income	86	52
Retained earnings	47,712	42,585

Total shareholders' equity	146,120	147,253

Total liabilities and shareholders' equity	$178,734	$177,547

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Retail stores	$46,309	$40,963	$90,918	$79,986
Specialty sales	23,746	19,140	46,272	37,630
Net revenue	70,055	60,103	137,190	117,616

Cost of sales and related occupancy expenses	32,240	28,374	64,229	55,564
Operating expenses	24,689	21,366	48,218	41,179
General and administrative expenses	5,434	5,357	10,996	11,300
Depreciation and amortization expenses	3,176	2,586	6,246	5,316
Total costs and expenses from operations	65,539	57,683	129,689	113,359

Income from operations	4,516	2,420	7,501	4,257

Interest income	202	463	506	888

Income before income taxes	4,718	2,883	8,007	5,145

Income tax provision	1,682	1,081	2,880	1,927

Net income	$3,036	$1,802	$5,127	$3,218

Net income per share:
Basic	$0.22	$0.13	$0.37	$0.24
Diluted	$0.21	$0.13	$0.36	$0.23

Shares used in calculation of net income per share:
Basic	13,916	13,663	13,936	13,589
Diluted	14,197	14,077	14,217	14,003

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	June 29,	July 1,
	2008	2007

Cash flows from operating activities:
Net income	$5,127	$3,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,322	6,228
Amortization of interest purchased	114	108
Stock-based compensation	1,297	1,445
Excess tax benefit from exercise of stock options	(68)	(887)
Tax benefit from exercise of stock options	52	842
Loss on disposition of assets and asset impairment	136	113
Deferred income taxes	(10)
Changes in other assets and liabilities:
Accounts receivable, net	(31)	81
Inventories	(2,884)	(5,631)
Prepaid expenses and other current assets	(2,006)	(2,120)
Other assets	(72)	59
Accounts payable, accrued liabilities and deferred revenue	(449)	(1,116)
Deferred lease credits and other long-term liabilities	1,091	603
Net cash provided by operating activities	9,619	2,943

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,943)	(18,160)
Proceeds from sales of property, plant and equipment	6	-
Proceeds from sales and maturities of marketable securities	5,597	22,863
Purchases of marketable securities	(917)	(17,961)
Net cash used in investing activities	(10,257)	(13,258)

Cash flows from financing activities:
Net proceeds from issuance of common stock	634	4,033
Purchase of common stock	(8,277)	-
Excess tax benefit from exercise of stock options	68	887
Net cash (used in)/provided by financing activities	(7,575)	4,920

Decrease in cash and cash equivalents	(8,213)	(5,395) ##
Cash and cash equivalents, beginning of period	15,312	7,692

Cash and cash equivalents, end of period	$7,099	$2,297

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$3,673	$1,671
Other cash flow information:
Cash paid for income taxes	4,972	3,748

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of June 29, 2008 and for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 30, 2007 (the “2007 Form 10-K”).

The results of operations for the thirteen and twenty-six weeks ended June 29, 2008 are not necessarily indicative of the results expected for the full year.

2.	Summary of Significant Accounting Policies

Comprehensive Income

For the thirteen weeks ended June 29, 2008 and July 1, 2007, comprehensive income was $2,989,000 and $1,770,000, respectively. For the twenty-six weeks ended June 29, 2008 and July 1, 2007, comprehensive income was $5,161,000 and $3,209,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,221,139 and 796,904 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended June 29, 2008 and July 1, 2007, respectively, and 1,164,475 and 911,850 for the twenty-six week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended		26 weeks ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Basic weighted average shares outstanding	13,916	13,663	13,936	13,589
Incremental shares from assumed exercise of stock options	281	414	281	414
Diluted weighted average shares outstanding	14,197	14,077	14,217	14,003

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

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company utilizes the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets measured at fair value on a recurring basis are summarized below (in thousands):

June 29,
2008

Short-term marketable securities	$11,003
Restricted cash (included in other assets, net)	3,308
$14,311

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

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

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	June 29,	December 30,
	2008	2007
Green coffee	$19,765	$15,421
Other inventory	7,602	9,062
Total	$27,367	$24,483

4.	Stock Purchase Program

On September 6, 2006, the Board of Directors approved a stock purchase program providing for the purchase of one million shares of the Company’s common stock, with no deadline for completion. During the thirteen weeks ended June 29, 2008, the Company purchased and retired 358,869 shares of common stock, at an average price of $23.06, in accordance with the stock purchase program.

5.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 30, 2007	2,579,363	$21.36
Granted	304,964	23.62
Canceled	(40,069)	27.64
Exercised	(16,164)	12.04
Oustanding at June 29, 2008	2,828,094	21.56	6.06	$6,934
Vested or expected to vest, June 29, 2008	2,618,175
Exercisable at June 29, 2008	1,884,440	19.02	4.84	6,934

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”) where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the ESPP, which will be increased as of each annual meeting of the Company’s shareholders, until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on that date. During the thirteen week period ended June 29, 2008, no shares were purchased of the Company’s common stock under the plan. At June 29, 2008, 1,151,735 shares remain available for future issuance under the ESPP.

Stock-Based Compensation
Stock-based compensation expense consists of and was recognized in the consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Stock option expense	$571	$659	$1,190	$1,303
ESPP expense	58	71	107	142
Total	$629	$730	$1,297	$1,445

Cost of sales and related occupancy expenses	$50	$61	$103	$114
Operating expenses	290	241	590	479
General and administrative expenses	289	428	604	852
Total	$629	$730	$1,297	$1,445

Tax benefit	$256	$298	$529	$590

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following assumptions for the twenty-six week periods ended June 29, 2008 and July 1, 2007:

	Stock Options		ESPP
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Expected term (in years)	5.2	5.3	0.5	0.5
Expected stock price volatility	34.3%	30.0%	22.5%	27.8%
Risk-free interest rate	3.7%	5.0%	3.4%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$8.81	$9.78	$6.37	$6.13

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

On July 14, 2008, a complaint was filed in California Superior Court naming Peet’s Coffee & Tea, Inc. as a defendant by Michelle Meyn, Jennifer Kraus and Angelina Sabatino, on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, provided meal or rest periods, provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, costs and attorneys’ fees, and prejudgment interests. The Company has not yet been served with this complaint. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding. The Company intends to vigorously defend against the litigation.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For thirteen weeks ended June 29, 2008
Net revenue	$46,309	100.0%	$23,746	100.0%		$70,055	100.0%
Cost of sales and occupancy	20,706	44.7%	11,534	48.6%		32,240	46.0%
Operating expenses	19,825	42.8%	4,864	20.5%		24,689	35.2%
Depreciation and amortization	2,509	5.4%	317	1.3%	$350	3,176	4.5%
Segment operating income	3,269	7.1%	7,031	29.6%	(5,784)	4,516	6.4%
Interest income					202	202
Income before income taxes						4,718
Total assets	57,276		14,014		107,444	178,734
Capital expenditures	3,866		543		1,706	6,115

For the thirteen weeks ended July 1, 2007
Net revenue	$40,963	100.0%	$19,140	100.0%		$60,103	100.0%
Cost of sales and occupancy	19,060	46.5%	9,314	48.7%		28,374	47.2%
Operating expenses	17,987	43.9%	3,379	17.7%		21,366	35.5%
Depreciation and amortization	2,002	4.9%	344	1.8%	$240	2,586	4.3%
Segment operating income	1,914	4.7%	6,103	31.9%	(5,597)	2,420	4.0%
Interest income					463	463
Income before income taxes						2,883
Total assets	52,600		12,056		96,285	160,941
Capital expenditures	5,508		295		3,757	9,560

For twenty-six weeks ended June 29, 2008
Net revenue	$90,918	100.0%	$46,272	100.0%		$137,190	100.0%
Cost of sales and occupancy	41,062	45.2%	23,167	50.1%		64,229	46.8%
Operating expenses	38,851	42.7%	9,367	20.2%		48,218	35.1%
Depreciation and amortization	4,887	5.4%	657	1.4%	$702	6,246	4.6%
Segment operating income	6,118	6.7%	13,081	28.3%	(11,698)	7,501	5.5%
Interest income					506	506
Income before income taxes						8,007
Total assets	57,276		14,014		107,444	178,734
Capital expenditures	7,853		984		6,106	14,943

For the twenty-six weeks ended July 1, 2007
Net revenue	$79,986	100.0%	$37,630	100.0%		$117,616	100.0%
Cost of sales and occupancy	37,174	46.5%	18,390	48.9%		55,564	47.2%
Operating expenses	34,408	43.0%	6,771	18.0%		41,179	35.0%
Depreciation and amortization	4,143	5.2%	671	1.8%	$502	5,316	4.5%
Segment operating income	4,261	5.3%	11,798	31.4%	(11,802)	4,257	3.6%
Interest income					888	888
Income before income taxes						5,145
Total assets	52,600		12,056		96,285	160,941
Capital expenditures	11,796		466		5,898	18,160

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.0	47.2	46.8	47.2
Operating expenses	35.2	35.5	35.1	35.0
General and administrative expenses	7.8	8.9	8.0	9.6
Depreciation and amortization expenses	4.5	4.3	4.6	4.5
Income from operations	6.5	4.1	5.5	3.7
Interest income	0.3	0.8	0.4	0.8
Income before income taxes	6.8	4.9	5.9	4.5
Income tax provision	2.4	1.8	2.1	1.6
Net income	4.4%	3.1%	3.8%	2.9%

Percent of net revenue by business segment:
Retail Stores	66.1%	68.2%	66.3%	68.0%
Specialty Sales	33.9	31.8	33.7	32.0

Percent of net revenue by business category:
Whole bean coffee and related products	52.3%	52.5%	52.8%	53.2%
Beverages and pastries	47.7	47.5	47.2	46.8

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail Stores	44.7%	46.5%	45.2%	46.5%
Specialty Sales	48.6	48.7	50.1	48.9

Operating expenses as a percent of segment revenue:
Retail Stores	42.8%	43.9%	42.7%	43.0%
Specialty Sales	20.5	17.7	20.2	18.0

Percent increase/(decrease) from prior year:
Net Revenue	16.6%	21.0%	16.6%	18.3%
Retail Stores	13.1	22.0	13.7	19.4
Specialty Sales	24.1	18.8	23.0	16.1
Cost of sales and related occupancy expenses	13.6	22.9	15.6	21.0
Operating expenses	15.6	21.5	17.1	18.7
General and administrative expenses	1.4	17.1	(2.7)	20.1
Depreciation and amortization expenses	22.8	23.4	17.5	30.4

Selected operating data:
Number of retail stores in operation
Beginning of the period	175	144	166	136
Store openings	4	8	13	16
Store closures	-	-	-	-
End of the period	179	152	179	152

Thirteen Weeks Ended June 29, 2008 Compared to Thirteen Weeks Ended July 1, 2007

Net revenue

Net revenue for the thirteen weeks ended June 29, 2008 increased $10.0 million, or 16.6%, versus the same period in 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 16.3% to $36.7 million. Net revenue from beverages and pastries increased 16.8% to $33.4 million.

In the retail segment, net revenue increased $5.4 million, or 13.1%, compared to the same period in 2007 primarily as a result of increased sales from the 27 new stores we opened in the last 12 months and growth in the existing stores. During the second quarter of 2008, we opened 4 new stores compared to 8 during the same period in 2007. Sales of whole bean coffee and related products in the retail segment increased by 4.4% to $12.9 million, while sales of beverages and pastries increased by 16.8% to $33.4 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $4.6 million, or 24.1%, compared to the second quarter of 2007. The $4.6 million increase included a $2.7 million increase in grocery sales and a $2.0 million increase in sales to foodservice and office accounts. The increase in grocery was equally divided between growth in our existing accounts in the western U.S. and new business we added in the eastern U.S. in the last two years. We added approximately 2,200 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 7,200. Net revenue in foodservice and office coffee sales increased 41.9% primarily due to new foodservice accounts and efforts in expanding our office distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.2% in the second quarter of 2007 to 46.0% in the second quarter of 2008. The decrease over last year is due primarily to procurement savings, cost management in retail, and leverage of our roasting facility, partially offset by higher commodity costs, particularly green coffee, and higher shipping costs.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the second quarter decreased from 35.5% in 2007 to 35.2% in 2008.

In the retail segment, operating expenses as a percent of net revenue decreased from 43.9% for the second quarter of 2007 to 42.8% for the second quarter of 2008 primarily due to lower workers compensation insurance and other cost reductions.

As a percent of net revenue, specialty operating expenses increased from 17.7% for the second quarter of 2007 to 20.5% for the second quarter of 2008. The increase was primarily due to grocery distribution start-up costs for our expansion in the East.

General and administrative expenses

General and administrative expenses were $5.4 million for the second quarter of 2008 consistent with the same period last year, resulting in 1.0% percent of net revenue improvement due to leverage of our existing overhead.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in the second quarter of 2008 from $2.6 million to $3.2 million primarily due to the 35 stores we opened in the last 15 months.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.2 million in interest income in the second quarter of 2008, compared to $0.5 million last year. The difference was due to lower yields during the second quarter of 2008 compared to the same period in 2007.

Income tax provision

The effective income tax rate for the second quarter of 2008 is 35.7% compared to 37.5% during the second quarter of 2007.  The lower effective tax rate is primarily due to generation of wage related tax credits and a lower effective state tax rate.

The Company does not expect the unrecognized tax benefits to change significantly within the next 12 months.

Twenty-six Weeks Ended June 29, 2008 Compared to Twenty-six Weeks Ended July 1, 2007

Net revenue

Net revenue for the twenty-six weeks ended June 29, 2008 increased $19.6 million, or 16.6%, versus the same period in 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 15.9% to $72.5 million. Net revenue from beverages and pastries increased 17.5% to $64.7 million.

In the retail segment, net revenue increased $10.9 million, or 13.7%, compared to the same period in 2007 primarily as a result of increased sales from the 27 new stores we opened in the last 12 months and growth in the existing stores. During the first half of 2008, we opened 13 new stores compared to 16 during the same period in 2007. Sales of whole bean coffee and related products in the retail segment increased by 5.3% to $26.2 million, while sales of beverages and pastries increased by 17.5% to $64.7 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $8.6 million, or 23.0%, compared to the same period in 2007. The $8.6 million increase included a $5.3 million increase in grocery sales and a $3.4 million increase in sales to foodservice and office accounts. The increase in grocery was equally divided between growth in our existing accounts in the western U.S. and new business we added in the eastern U.S. in the last two years. Net revenue in foodservice and office coffee sales increased 35.7% primarily due to new foodservice accounts and efforts in expanding our office distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.2% for the twenty-six weeks ended July 1, 2007 to 46.8% for same period in 2008. The decrease over last year is due primarily to procurement savings, cost management in retail, and leverage of our roasting facility, partially offset by higher commodity costs, particularly green coffee and milk, and higher shipping costs.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the twenty-six week period increased from 35.0% in 2007 to 35.1% in 2008.

In the retail segment, operating expenses as a percent of net revenue for the twenty-six week period decreased from 43.0% in 2007 to 42.7% in 2008 primarily due to cost reductions, partially offset by the impact from new stores opened in the last two years.

As a percent of net revenue, specialty operating expenses increased from 18.0% for the twenty-six weeks ended July 1, 2007 to 20.2% for the twenty-six weeks ended June 29, 2008. The increase was primarily due to grocery distribution start-up costs for our expansion in the East.

General and administrative expenses

General and administrative expenses for the twenty-six weeks ended June 29, 2008 were $11.0 million, or 8.0% of net revenue, compared to $11.3 million, or 9.6% of net revenue, for the same period last year. Professional fees associated with our stock option review and related lawsuit were $1.0 million for the twenty-six weeks ended July 1, 2007 and were less than $0.1 in 2008.

Depreciation and amortization expenses

Depreciation and amortization expenses for the twenty-six weeks ended June 29, 2008 increased from $5.3 million to $6.2 million primarily due to the 35 stores we opened in the last 15 months.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.5 million in interest income in the twenty-six week period in 2008, compared to $0.9 million in the same period last year. The difference was due to lower yields in 2008.

Income tax provision

The effective income tax rate for the twenty-six week period in 2008 is 36.0% compared to 37.5% during the same period last year.  The lower effective tax rate is primarily due to generation of wage related tax credits and a lower effective state tax rate.

The Company does not expect the unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At June 29, 2008 we had $7.1 million in cash and cash equivalents and $11.0 million in short-term marketable securities for a total of $18.1 million. Working capital was $36.9 million as of June 29, 2008.

Net cash provided by operations was $9.6 million for the twenty-six weeks ended June 29, 2008 compared to $2.9 million for the same prior year period. Operating cash flows were positively impacted by higher net income, net of depreciation expense, timing of coffee purchases compared to the corresponding prior year period, and other changes in working capital.

Net cash used in investing activities was $10.3 million for the twenty-six weeks ended June 29, 2008 compared to $13.3 million in the prior year. Investing activities primarily relate to purchases of property and equipment and maturities and purchases of marketable securities. During the twenty-six weeks period ended June 29, 2008, we purchased property and equipment totaling $14.9 million primarily related to new stores, the conversion of our previous roasting facility into office space, and information technology support systems and other software and hardware to support our growing infrastructure. Proceeds from maturities net of purchases of marketable securities totaled $4.7 million.

Net cash used by financing activities for the twenty-six weeks ended June 29, 2008 was $7.6 million primarily from the repurchase of our common stock, offset by proceeds from stock option exercises.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of June 29, 2008, we had approximately $27.5 million in open fixed-priced purchase commitments and approximately $7.5 million in not-yet-priced commitments for a total of approximately $35.0 million with delivery dates ranging from July 2008 through July 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of June 29, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 14, 2008, a complaint was filed in California Superior Court naming Peet’s Coffee & Tea, Inc. as a defendant by Michelle Meyn, Jennifer Kraus and Angelina Sabatino, on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, provided meal or rest periods, provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, costs and attorneys’ fees, and prejudgment interests. The Company has not yet been served with this complaint. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding. The Company intends to vigorously defend against the litigation.

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

We are subject to the a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees.  In addition, successful complaints against our competitors may spur similar lawsuits against us.  For instance, in 2003, two lawsuits (which have since been settled) were filed against the Company alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. In addition, on July 14, 2008, a complaint was filed alleging that store managers based in California were not paid overtime wages, provided meal or rest periods, provided accurate wage statements and were not reimbursed for business expenses. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 2, 2008 – June 29, 2008	358,869	$23.06	358,869	641,131
Total	358,869	$23.06	358,869	641,131

(1)
All repurchases were made pursuant a stock repurchase program announced on September 6, 2006 providing for the repurchase of up to one million shares of the Company’s common stock with no deadline for completion.

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of the Company was held on May 21, 2008. Patrick J. O’Dea was elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as a director until the Company's Annual Meeting in 2011 and until his successor is elected and qualified. There were 13,153,763 votes cast in the election of directors. The voting regarding each nominee was as follows:

	For	Withheld	Non-votes

Patrick J. O’Dea	12,816,766	336,997	806,453

The following directors' term of office as a director continued after the meeting: Gerald Baldwin, Hilary Billings, Elizabeth Sartain, David Deno, Michael Linton, and Jean-Michel Valette.

Further, the selection of Deloitte & Touche LLP as independent registered public accountants for the fiscal year was ratified. The matter was approved with 12,991,563 votes for, 153,732 votes withheld, and 8,468 votes abstained. Of the total shares outstanding on the date of record, 806,453 shares were not voted.

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

PEET’S COFFEE & TEA, INC.

Date: August 7, 2008	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary