Form 10-Q
period 2008-09-28
PEETS COFFEE & TEA INC
filed 2008-11-06
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of November 2, 2008, 13,554,251 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	17
	Signatures	17

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	September 28,	December 30,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$3,889	$15,312
Short-term marketable securities	10,893	7,932
Accounts receivable, net	9,642	8,287
Inventories	29,698	24,483
Deferred income taxes - current	2,937	2,950
Prepaid expenses and other	9,806	4,285
Total current assets	66,865	63,249

Long-term marketable securities	-	7,831
Property, plant and equipment, net	107,564	99,231
Deferred income taxes - non current	3,000	3,353
Other assets, net	3,893	3,883

Total assets	$181,322	$177,547

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$9,934	$10,104
Accrued compensation and benefits	10,470	8,909
Deferred revenue	4,477	5,856
Total current liabilities	24,881	24,869

Deferred lease credits and other long-term liabilities	7,030	5,425
Total liabilities	31,911	30,294

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,653,000 and 13,932,000 shares	99,662	104,616
Accumulated other comprehensive income	19	52
Retained earnings	49,730	42,585

Total shareholders' equity	149,411	147,253

Total liabilities and shareholders' equity	$181,322	$177,547

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Retail stores	$45,911	$41,450	$136,829	$121,436
Specialty sales	22,575	19,410	68,847	57,040
Net revenue	68,486	60,860	205,676	178,476

Cost of sales and related occupancy expenses	32,249	29,142	96,478	84,706
Operating expenses	24,715	21,593	72,934	62,772
General and administrative expenses	5,237	4,928	16,233	16,228
Depreciation and amortization expenses	3,150	2,619	9,395	7,935
Total costs and expenses from operations	65,351	58,282	195,040	171,641

Income from operations	3,135	2,578	10,636	6,835

Interest income	130	284	636	1,172

Income before income taxes	3,265	2,862	11,272	8,007

Income tax provision	1,247	1,026	4,127	2,953

Net income	$2,018	$1,836	$7,145	$5,054

Net income per share:
Basic	$0.15	$0.13	$0.52	$0.37
Diluted	$0.15	$0.13	$0.51	$0.36

Shares used in calculation of net income per share:
Basic	13,603	13,816	13,825	13,664
Diluted	13,899	14,168	14,111	14,057

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	September 28,	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$7,145	$5,054
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,025	9,376
Amortization of interest purchased	157	177
Stock-based compensation	1,962	2,116
Excess tax benefit from exercise of stock options	(384)	(1,279)
Tax benefit from exercise of stock options	246	1,166
Loss on disposition of assets and asset impairment	216	122
Deferred income taxes	366	(186)
Changes in other assets and liabilities:
Accounts receivable, net	(1,355)	(650)
Inventories	(5,215)	(8,823)
Prepaid expenses and other current assets	(5,521)	(3,997)
Other assets	(81)	34
Accounts payable, accrued liabilities and deferred revenue	872	4,027
Deferred lease credits and other long-term liabilities	1,605	1,394
Net cash provided by operating activities	11,038	8,531

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,430)	(25,804)
Proceeds from sales of property, plant and equipment	67	22
Proceeds from sales and maturities of marketable securities	5,597	26,144
Purchases of marketable securities	(917)	(21,688)
Net cash used in investing activities	(15,683)	(21,326)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,855	5,885
Purchase of common stock	(10,017)	-
Excess tax benefit from exercise of stock options	384	1,279
Net cash (used in)/provided by financing activities	(6,778)	7,164

Decrease in cash and cash equivalents	(11,423)	(5,631)
Cash and cash equivalents, beginning of period	15,312	7,692

Cash and cash equivalents, end of period	$3,889	$2,061

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,135	$1,741
Other cash flow information:
Cash paid for income taxes	7,670	5,066

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of September 28, 2008 and for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods. The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 30, 2007 (the “2007 Form 10-K”).

The results of operations for the thirteen and thirty-nine weeks ended September 28, 2008 are not necessarily indicative of the results expected for the full year.

2.	Summary of Significant Accounting Policies

Comprehensive Income

For the thirteen weeks ended September 28, 2008 and September 30, 2007, comprehensive income was $1,951,000 and $1,905,000, respectively. For the thirty-nine weeks ended September 28, 2008 and September 30, 2007, comprehensive income was $7,112,000 and $5,115,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,311,586 and 1,070,226 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended September 28, 2008 and September 30, 2007, respectively, and 1,226,647 and 965,406 for the thirty-nine week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended		39 weeks ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Basic weighted average shares outstanding	13,603	13,816	13,825	13,664
Incremental shares from assumed exercise of stock options	296	352	286	393
Diluted weighted average shares outstanding	13,899	14,168	14,111	14,057

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

The Company utilizes the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets measured at fair value on a recurring basis are summarized below (in thousands):

September 28,
2008
Short-term marketable securities	$10,893
Restricted cash (included in other assets, net)	3,319
$14,212

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

3.	Inventories

The Company’s inventories consist of the following (in thousands):
	September 28,	December 30,
	2008	2007
Green coffee	$21,552	$15,421
Other inventory	8,146	9,062
Total	$29,698	$24,483

4.	Stock Purchase Program

On September 6, 2006, the Board of Directors approved a stock purchase program providing for the purchase of one million shares of the Company’s common stock, with no deadline for completion. During the thirteen and thirty-nine weeks ended September 28, 2008, the Company purchased and retired 80,979 and 439,848 shares of common stock, respectively, at an average price of $21.49 and $22.78, respectively, in accordance with the stock purchase program.

Subsequent to quarter-end, on October 27, 2008, the Board of Directors approved a stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion. Purchases under the program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

5.	Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Stock-based compensation expense	$577	$603	$1,766	$1,906
ESPP expense	88	68	195	210
Total	$664	$671	$1,962	$2,116

Cost of sales and related occupancy expenses	$49	$60	$153	$174
Operating expenses	319	246	909	725
General and administrative expenses	296	365	901	1,217
Total	$664	$671	$1,962	$2,116

Tax benefit	$271	$273	$800	$862

Estimated fair value per option granted	$8.82	$9.79	$5.58	$5.56

6.	Legal Proceedings

On July 14, 2008, a complaint was filed against Peet’s Coffee & Tea, Inc. in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, provided meal or rest periods, provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding. The Company intends to vigorously defend against the litigation.

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

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through grocery, home delivery, foodservice and office coffee accounts. Management evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment operating income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter and roasting facility assets, and other assets (dollars in thousands).

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended September 28, 2008
Net revenue	$45,911	100.0%	$22,575	100.0%		$68,486	100.0%
Cost of sales and occupancy	21,130	46.0%	11,119	49.3%		32,249	47.1%
Operating expenses	19,940	43.4%	4,775	21.2%		24,715	36.1%
Depreciation and amortization	2,357	5.1%	372	1.6%	$421	3,150	4.6%
Segment operating income	2,484	5.4%	6,309	27.9%	(5,658)	3,135	4.6%
Interest income					130	130
Income before income taxes						3,265
Total assets	59,800		14,854		106,667	181,321
Capital expenditures	2,204		621		2,663	5,487

For the thirteen weeks ended September 30, 2007
Net revenue	$41,450	100.0%	$19,410	100.0%		$60,860	100.0%
Cost of sales and occupancy	19,510	47.1%	9,632	49.6%		29,142	47.9%
Operating expenses	18,109	43.7%	3,484	17.9%		21,593	35.5%
Depreciation and amortization	2,075	5.0%	314	1.6%	$230	2,619	4.3%
Segment operating income	1,756	4.2%	5,980	30.8%	(5,158)	2,578	4.2%
Interest income					284	284
Income before income taxes						2,862
Total assets	55,641		13,162		102,895	171,698
Capital expenditures	5,874		328		1,442	7,644

For the thirty-nine weeks ended September 28, 2008
Net revenue	$136,829	100.0%	$68,847	100.0%		$205,676	100.0%
Cost of sales and occupancy	62,191	45.5%	34,287	49.8%		96,478	46.9%
Operating expenses	58,791	43.0%	14,143	20.5%		72,934	35.5%
Depreciation and amortization	7,244	5.3%	1,029	1.5%	$1,122	9,395	4.6%
Segment operating income	8,603	6.3%	19,388	28.2%	(17,355)	10,636	5.2%
Interest income					636	636
Income before income taxes						11,272
Total assets	59,800		14,854		106,667	181,321
Capital expenditures	10,057		1,605		8,769	20,430

For the thirty-nine weeks ended September 30, 2007
Net revenue	$121,436	100.0%	$57,040	100.0%		$178,476	100.0%
Cost of sales and occupancy	56,684	46.7%	28,022	49.1%		84,706	47.5%
Operating expenses	52,517	43.2%	10,255	18.0%		62,772	35.2%
Depreciation and amortization	6,218	5.1%	985	1.7%	$732	7,935	4.4%
Segment operating income	6,017	5.0%	17,778	31.2%	(16,960)	6,835	3.8%
Interest income					1,172	1,172
Income before income taxes						8,007
Total assets	55,641		13,162		102,895	171,698
Capital expenditures	17,669		794		7,341	25,804

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

For a discussion of additional material risks and uncertainties that the Company faces, see the discussion in the 2007 Form 10-K titled “Risk Factors” as updated in Item 1A of Part II of this Form 10-Q.

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

As we grow, we expect our operations will continue to be vertically integrated, allowing us to control the quality of our product at all stages.  We purchase high quality Arabica coffee beans from countries around the world, and we utilize our artisan-roasting technique to bring out the distinctive flavor of our coffees. Because roasted coffee is perishable, we are committed to delivering our coffee under the strictest freshness standards. As a result, we do not stock or inventory roasted coffee. We roast to order and ship fresh coffee daily to our stores and customers.  We believe control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

Results of Operations

The following discussion on results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	47.1	47.9	46.9	47.5
Operating expenses	36.1	35.5	35.5	35.2
General and administrative expenses	7.6	8.1	7.9	9.1
Depreciation and amortization expenses	4.6	4.3	4.6	4.4
Income from operations	4.6	4.2	5.1	3.8
Interest income	0.2	0.5	0.3	0.7
Income before income taxes	4.8	4.7	5.4	4.5
Income tax provision	1.8	1.7	2.0	1.7
Net income	3.0%	3.0%	3.4%	2.8%

Percent of net revenue by business segment:
Retail Stores	67.0%	68.1%	66.5%	68.0%
Specialty Sales	33.0	31.9	33.5	32.0

Percent of net revenue by business category:
Whole bean coffee and related products	51.3%	51.8%	52.3%	52.7%
Beverages and pastries	48.7	48.2	47.7	47.3

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail Stores	46.0%	47.1%	45.5%	46.7%
Specialty Sales	49.3	49.6	49.8	49.1

Operating expenses as a percent of segment revenue:
Retail Stores	43.4%	43.7%	43.0%	43.2%
Specialty Sales	21.2	17.9	20.5	18.0

Percent increase from prior year:
Net Revenue	12.5%	19.6%	15.2%	18.8%
Retail Stores	10.8	20.7	12.7	19.8
Specialty Sales	16.3	17.5	20.7	16.6
Cost of sales and related occupancy expenses	10.7	21.0	13.9	21.0
Operating expenses	14.5	19.0	16.2	18.8
General and administrative expenses	6.3	7.3	-	15.9
Depreciation and amortization expenses	20.3	18.2	18.4	26.1

Selected operating data:
Number of retail stores in operation
Beginning of the period	179	152	166	136
Store openings	3	7	16	23
Store closures	(1)	-	(1)	-
End of the period	181	159	181	159

Thirteen Weeks Ended September 28, 2008 Compared to Thirteen Weeks Ended September 30, 2007

Net revenue

Net revenue for the thirteen weeks ended September 28, 2008 increased $7.6 million, or 12.5%, versus the same period in 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 11.5% to $35.1 million. Net revenue from beverages and pastries increased 13.6% to $33.4 million.

In the retail segment, net revenue increased $4.5 million, or 10.8%, compared to the same period in 2007 primarily as a result of increased sales from the 23 new stores we opened in the last 12 months. During the third quarter of 2008, we opened 3 new stores compared to 7 during the same period in 2007. Sales of whole bean coffee and related products in the retail segment increased by 3.8% to $12.6 million, while sales of beverages and pastries increased by 13.6% to $33.4 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $3.2 million, or 16.3%, compared to the third quarter of 2007. The $3.2 million increase included a $1.5 million increase in grocery sales and a $1.8 million increase in sales to foodservice and office accounts, offset by a $0.1 million decline in home delivery sales. The increase in grocery was primarily due to new business we added in the eastern U.S. in the last two years. We added approximately 2,300 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 7,400. Net revenue in foodservice and office coffee sales increased 34.3% primarily due to new foodservice accounts and efforts in expanding our office distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.9% in the third quarter of 2007 to 47.1% in the third quarter of 2008. The decrease over last year is due primarily to procurement savings, increased prices in retail and grocery, and leverage of costs related to our roasting facility that opened last year, partially offset by higher green coffee and shipping costs.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the third quarter increased from 35.5% in 2007 to 36.1% in 2008.

In the retail segment, operating expenses as a percent of net revenue decreased from 43.7% for the third quarter of 2007 to 43.4% for the third quarter of 2008 primarily due to lower workers compensation insurance and leverage of retail overhead costs, offset by higher store expenses.

As a percent of net revenue, specialty operating expenses increased from 17.9% for the third quarter of 2007 to 21.2% for the third quarter of 2008. The increase was primarily due to grocery distribution start-up costs for our expansion in the East.

General and administrative expenses

General and administrative expenses were $5.2 million for the third quarter of 2008 compared to $4.9 million for the same period last year due to additional headcount and other investments to support our growth.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in the third quarter of 2008 from $2.6 million to $3.2 million primarily due to the 30 stores we opened in the last 15 months.

Interest income

We invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.1 million in interest income in the third quarter of 2008, compared to $0.3 million for the same period last year. The difference was due to lower average cash balances and lower yields during the third quarter of 2008 compared to the same period in 2007.

Income tax provision

The effective income tax rate for the third quarter of 2008 is 38.2% compared to 35.8% during the third quarter of 2007 due to normal quarter to quarter rate fluctuations.

The Company does not expect the unrecognized tax benefits to change significantly within the next 12 months.

Thirty-nine Weeks Ended September 28, 2008 Compared to Thirty-nine Weeks Ended September 30, 2007

Net revenue

Net revenue for the thirty-nine weeks ended September 28, 2008 increased $27.2 million, or 15.2%, versus the same period in 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 14.4% to $107.6 million. Net revenue from beverages and pastries increased 16.1% to $98.1 million.

In the retail segment, net revenue increased $15.4 million, or 12.7%, compared to the same period in 2007 primarily as a result of increased sales from the 23 new stores we opened in the last 12 months. During thirty-nine weeks ended September 28, 2008, we opened 16 new stores compared to 23 during the same period in 2007. Sales of whole bean coffee and related products in the retail segment increased by 4.9% to $38.8 million, while sales of beverages and pastries increased by 16.1% to $98.1 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $11.8 million, or 20.7%, compared to the same period in 2007. The $11.8 million increase included a $6.8 million increase in grocery sales and a $5.2 million increase in sales to foodservice and office accounts, offset by a $0.2 million decline in home delivery sales. The increase in grocery was due to growth in our existing accounts in the western U.S. and new business we added in the eastern U.S. in the last two years. Net revenue in foodservice and office coffee sales increased 35.2% primarily due to new foodservice accounts and efforts in expanding our office distributorships.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.5% for the thirty-nine weeks ended September 30, 2007 to 46.9% for same period in 2008. The decrease over last year is due primarily to procurement savings, increased prices in retail and grocery, and leverage of costs related to our roasting facility that opened last year, partially offset by higher green coffee and shipping costs.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for the thirty-nine week period increased from 35.2% in 2007 to 35.5% in 2008.

In the retail segment, operating expenses as a percent of net revenue for the thirty-nine week period decreased from 43.2% in 2007 to 43.0% in 2008 primarily due to lower workers compensation insurance and leverage of retail overhead costs, partially offset by the impact from new stores opened in the last two years.

As a percent of net revenue, specialty operating expenses increased from 18.0% for the thirty-nine weeks ended September 30, 2007 to 20.5% for the thirty-nine weeks ended September 28, 2008. The increase was primarily due to grocery distribution start-up costs for our expansion in the eastern U.S.

General and administrative expenses

General and administrative expenses for the thirty-nine weeks ended September 28, 2008 were $16.2 million, or 7.9% of net revenue, compared to $16.2 million, or 9.1% of net revenue, for the same period last year. Professional fees associated with our stock option review and related lawsuit were $1.2 million for the thirty-nine weeks ended September 30, 2007 and were less than $0.1 million for the same period in 2008. Excluding the 2007 stock option review related fees, the increase in general and administrative expenses was due primarily to increased marketing expenses, additional headcount and other investments to support our growth.

Depreciation and amortization expenses

Depreciation and amortization expenses for the thirty-nine weeks ended September 28, 2008 increased from $7.9 million to $9.4 million primarily due to the 30 stores we opened in the last 15 months.

Interest income

We invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.6 million in interest income in the thirty-nine week period in 2008, compared to $1.2 million in the same period last year. The difference was due primarily to lower yields and to a lesser extent a lower average cash balance during the thirty-nine weeks ended September 28, 2008.

Income tax provision

The effective income tax rate for the thirty-nine week period in 2008 is 36.6% compared to 36.9% during the same period last year.

The Company does not expect the unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At September 28, 2008 we had $3.9 million in cash and cash equivalents and $10.9 million in short-term marketable securities for a total of $14.8 million. Working capital was $42.0 million as of September 28, 2008.

Net cash provided by operations was $11.0 million for the thirty-nine weeks ended September 28, 2008 compared to $8.5 million for the same prior year period. Operating cash flows were positively impacted by higher net income, net of depreciation expense, timing of coffee purchases compared to the corresponding prior year period, and other changes in working capital.

Net cash used in investing activities was $15.7 million for the thirty-nine weeks ended September 28, 2008 compared to $21.3 million in the prior year. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirty-nine week period ended September 28, 2008, we purchased property, plant and equipment totaling $20.4 million primarily related to new stores, the conversion of our previous roasting facility into office space, and information technology support systems and other software and hardware to support our growing infrastructure. Proceeds from maturities net of purchases of marketable securities totaled $4.7 million.

Net cash used by financing activities for the thirty-nine weeks ended September 28, 2008 was $6.8 million primarily from the repurchase of our common stock, offset by proceeds from stock option exercises.

For the next 12 months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements and our contractual obligations as they come due.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of September 28, 2008, we had approximately $36.6 million in open fixed-priced purchase commitments and approximately $1.3 million in not-yet-priced commitments for a total of approximately $37.9 million with delivery dates ranging from October 2008 through July 2012. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of September 28, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 14, 2008, a complaint was filed against Peet’s Coffee & Tea, Inc. in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, provided meal or rest periods, provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding. The Company intends to vigorously defend against the litigation.

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

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in the 2007 Form 10-K under “Risk Factors”, you should be aware of the following risk factors:

Complaints or claims by current, former or prospective employees could adversely affect us.

We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees.  In addition, successful complaints against our competitors may spur similar lawsuits against us.  For instance, in 2003, two lawsuits (which have since been settled) were filed against the Company alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. In addition, on July 14, 2008, a complaint was filed alleging that store managers based in California were not paid overtime wages, provided meal or rest periods, provided accurate wage statements and were not reimbursed for business expenses. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

A worsening of the United States and global economy could materially adversely affect our business.

Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to current worldwide economic conditions and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer confidence and spending include, without limitation, continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2008 – August 3, 2008	80,979	$21.49	439,848	560,152
Total	80,979	$21.49	439,848	560,152

(1)
All repurchases were made pursuant a stock repurchase program announced on September 6, 2006 providing for the repurchase of up to one million shares of the Company’s common stock with no deadline for completion.

(2)
Subsequent to quarter-end, on October 27, 2008, the Board of Directors approved a stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion. Purchases under the program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

* Incorporated by reference to the Registrant’s Information Statement of Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEET’S COFFEE & TEA, INC.

Date: November 6, 2008	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary