Form 10-K
period 2008-12-28
PEETS COFFEE & TEA INC
filed 2009-03-13
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 28, 2008

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

Large Accelerated Filer  ☐          Accelerated Filer  ☒          Non-Accelerated Filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price and shares of the Common Stock outstanding on June 29, 2008 (the registrant’s most recently completed second quarter), as reported by the Nasdaq National Market, was $284,850,079. Shares of Common Stock held by each officer, director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2009, 12,980,673 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2008 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 28, 2008, are incorporated by reference into Part III of this annual report on Form 10-K.

References to “we”, “us”, “our”, “Peet’s”, and the “Company” in this annual report on Form 10-K refer to Peet’s Coffee & Tea, Inc.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains forward-looking statements, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•	Our expectations regarding the cost and availability of high quality Arabica coffee beans.

•	Our expectations regarding the uninterrupted operation of our roasting and distribution facility.

•	Our ability to successfully implement our business strategy including our ability to market our products and increase our brand recognition.

•	The impact of the current recession or a worsening of the United States and global economy on our business.

•	The impact of potential litigation or disputes on our business.

•	Our ability to continue leasing our retail locations and obtain leases for new stores.

•	Our ability to promote and enhance our brand.

•	Our ability to hire and retain well-qualified management and other personnel.

•	Our ability to attract and retain customers.

•	Our expectations regarding consumers’ tastes and preferences.

•	Our ability to successfully compete in our markets.

In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. We discuss many of these risks, uncertainties and other important factors in this report in greater detail in the section entitled “Risk Factors” under Part I, Item 1A below. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we incorporate by reference in and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

Peet’s Coffee & Tea is a specialty coffee roaster and marketer of fresh roasted whole bean coffee and tea. We sell our coffee under strict freshness standards through multiple channels of distribution including grocery stores, home delivery, office, restaurant and foodservice accounts and Company-owned and operated stores in six states. We operate our business through two reportable segments: retail and specialty sales. See Note 11, “Segment Information” to the “Notes to Consolidated Financial Statements” included elsewhere in this report.

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

Our corporate website is located at www.peets.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website at www.peets.com as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). The content on any website referred to in this report is not incorporated by reference into this report unless expressly noted. The Company was organized as a Washington corporation in 1971.

Company Retail Stores

As of December 28, 2008 we operated 188 retail stores in six states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions on coffee origins and on home brewing. Upon order, beans are scooped and ground to the customer’s specific requirements. At our beverage counter, we rotate and sell freshly-brewed coffees and coffee-based beverages to promote customer familiarity, sampling, and sales of whole-bean coffees. To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso based drink is made to order using freshly pulled shots of espresso and freshly steamed milk. See “Item 2. Properties” for further discussion about our retail stores.

Specialty Sales

Grocery

In addition to sales through our retail stores, we sell our products through a network of grocery stores, including Safeway, Albertson’s, Ralph’s, Kroger, Publix and Whole Foods Market. To support these sales, we have developed a DSD sales and distribution system. Peet’s DSD route sales representatives deliver directly to their stores anywhere between one to three times per week, properly shelve the product, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships. We currently have 51 company-operated DSD route sales representatives and approximately 160 independent distributors to support our expansion into new grocery accounts and our existing grocery customers.

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

Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. We typically carry approximately $14 million to $20 million of green coffee beans in our inventory. We currently use fixed-price purchase commitments, but in the past have used and may potentially in the future use coffee futures and coffee futures options to manage coffee supply and price risk.

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

Coffee Types and Blends

Beyond sourcing and roasting, we have developed a reputation for expert coffee blending. Our blends, such as Major Dickason’s Blend®, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 25 types of coffee as regular menu items, including approximately 14 blends and 11 single origin coffees such as Colombia, Guatemala, Sumatra and Kenya. We also offer a line of high-end reserve coffees including JR Reserve Blend® and Kona, and we have also featured seasonal reserve coffees such as Jamaica Blue Mountain and Panama Esmeralda. We are active in seeking, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year, including our Anniversary Blend and Holiday Blend.

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

Competitive Positioning

The specialty coffee category is competitive, but it is dominated by Starbucks Corporation, which is larger than all the competitors combined. The specialty coffee market generates most of its sales from coffeehouses that currently number over 20,000 in the United States. In addition, coffee is sold by coffee roasters like Peet’s to foodservice operators, grocery stores, direct to consumers through websites and mail order, offices and other places where coffee is consumed or purchased for home consumption.

In the coffeehouse business, Starbucks is our primary competition, but we also compete with small single unit mom and pop coffee houses and local chains such as, Coffee Bean & Tea Leaf, Tully’s and Caribou Coffee. In addition, the consumer has a choice to purchase their prepared coffee beverages at countless locations such as convenience stores, bakeries and restaurants.

Outside of the coffeehouse business (our Specialty segment), Starbucks is also our primary competitor but we also compete with Green Mountain Coffee, Illy Caffé, Millstone (Smucker’s), Seattle’s Best (Starbucks), Tully’s and Dunkin’ Donuts as well as numerous smaller, regional brands. To a lesser extent, we may also compete with more mainstream coffee such as Maxwell House and Folger’s, but we believe that this overlap is negligible.

We believe that our customers choose among specialty coffee brands based the total value proposition that includes quality, variety, convenience, and price. We believe that our market share in the specialty category in all channels is driven by the quality of our product, which is based on a differentiated position built on our bean selectivity, freshness standards and artisan-roasting style. Because of the fragmented nature of the specialty coffee market, we cannot accurately estimate our market share across the whole category.

Our roasted coffee that is sold to the end consumer is priced in tiers. Our regular menu coffees are currently priced in our retail locations within a range of $10.95 to $19.95 per pound. Our line of high-end reserve coffees is priced between $49.90 and $79.90 per pound. In the grocery channel, we sell our coffee in 12 ounce packages at prices established by the grocery store. Most grocery stores sell our product at a price between $8.99 and $11.99 for a 12 ounce bag.

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We place high value on our Peet’s trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea®, peets.com®, Blend 101®, eCup®, Espresso Forte®, Fresh Fridays® , Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Major Dickason’s Blend®, Peetniks®, Pride of the Port®, Pumphrey’s Blend®, Summer House®, and Snow Leopard®. We also have registered trademarks on our stylized logo and our P-mug design. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks including Freddo™, and Blended Freddo™. We own registered trademarks for our name and logo in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Japan, Paraguay, Singapore, South Korea, Taiwan and Thailand. We have filed additional applications for trademark protection in Indonesia and the Philippines. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet’s and our roasting process.

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

Information Systems

The information systems installed at Peet’s are used to manage our operations and increase the productivity of our workforce. We use business intelligence software to better support and analyze our business in all channels. We have a retail point-of-sale system that we believe increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. Our registers have touch screen components and full point-of-sale capability. We have an integrated labor and scheduling system in our retail stores that enhances productivity and customer service. In 2007, we tested a new inventory management system in our retail stores, which we implemented in all our stores in 2008. In 2008, we also completed the design and development of an enhanced grocery route management system with increased capacity and upgraded our DSD handheld software. We began design and development of a new $6 million enterprise resource planning system that we plan to implement in 2009.

Our websites, peets.com and peetscoffee.com offer several customer-centered functions. We offer full-functioning e-commerce at peets.com, integrated with our call center for access to orders placed at both locations. Online delivery confirmation is provided by United Parcel Service and the United States Postal Service. Manage Deliveries is an application which enables consumers to schedule recurring deliveries including choosing specific coffees and teas to be delivered at the frequency of their choice. Other important customer functions include a coffee and tea selector, Express Buy and multiple “ship-to” capability on a single bill, and store locators. Additionally, customers with Peet’s cards can check their balance as well as reload their card online. We have dedicated information technology employees and marketing staffers for website maintenance, improvement, development and performance.

Employees

As of March 1, 2009, we employed a workforce of 3,750 people, approximately 748 of whom work approximately 40 hours per week and are considered full-time employees. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week and have worked at least 500 total hours for the Company. We believe we offer competitive benefits packages to attract and retain valuable employees.

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

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of March 1, 2009.

Name	Age	Position
Patrick J. O’Dea	47	Chief Executive Officer, President and Director
Thomas P. Cawley	48	Chief Financial Officer, Vice President and Secretary
P. Christine Lansing	45	Vice President, General Manager Consumer Business
Kay L. Bogeajis	54	Vice President, Retail Operations

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

P. Christine Lansing joined the Company as Vice President, Chief Marketing Officer in October 2005. She assumed additional responsibility for the management of the grocery channel in October 2007 and in November 2008 became the Vice President, General Manager Consumer Business (grocery and home delivery), leading the strategic planning and implementation of Peet’s grocery expansion and innovation efforts. From May 2002 to October 2005, Ms. Lansing served as Vice President of Marketing, Flagship Brands for The Hershey Company. From August 1989 to April 2002, she held a breadth of marketing positions with Procter & Gamble in the United States and Western Europe.

Kay L. Bogeajis has served as Vice President, Retail Operations since she joined the Company in October 2007. From January 2003 to October 2007, Ms. Bogeajis served as Vice President, Western Operations for Taco

Bell Corporation, a Yum Brand company, where she was responsible for more than 1,400 stores and approximately $1.4 billion in system-wide sales. From October 2001 to January 2003, she was Vice President Systemwide Operations for Taco Bell. Previously, she held prominent retail operations and sales positions with Taco Bell, Frito-Lay, Inc., a PepsiCo company, and Burger King Corporation.

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

Sales of specialty coffee constituted approximately 83% of our 2008, 2007 and 2006 net revenue. Demand for specialty coffee is affected by many factors, including:

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

Coffee commodity costs began to decline in July 2008 after over four years of increases above the prior three to four year range. We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market. If coffee costs increase and we are unable to pass along increased coffee costs, our margin will decrease and our profitability will suffer accordingly. If we are not able to purchase sufficient quantities of high quality Arabica beans due to any of the above factors, we many not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may also suffer.

The current recession or a worsening of the United States and global economy could materially adversely affect our business.

Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to the recession and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer confidence and spending include, without limitation, continuing conditions in the residential real estate and mortgage markets, access to credit, labor and healthcare costs, increases in fuel and other energy costs, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Because our business is based primarily in California, a worsening of economic conditions, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease our revenue and may adversely impact our ability to implement our business strategy.

Our California retail stores generated approximately 60% of our 2008, 2007 and 2006 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, if the current economic downturn and decrease in consumer spending in California continues or worsens, it may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

Complaints or claims by current, former or prospective employees or governmental agencies could adversely affect us.

We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees or governmental agencies. In addition, successful complaints against our competitors may spur similar lawsuits against us. For instance, in 2003, two lawsuits (which have since been settled) were filed against the Company alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. In addition, on July 14, 2008, a complaint was filed alleging that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. These types of claims could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

Potential claims and litigation could have a material adverse effect on us.

In addition to employment related claims, we may be subject to various claims and litigation. For example, in 2007 we were involved as defendants in lawsuits relating to our stock option granting practices. Although these actions have been dismissed, we could in the future become subject to other claims and litigation, which could involve, for example, securities law claims, commercial disputes, and disputes relating to intellectual property. Potential lawsuits could divert management time and attention from day-to-day operations, result in significant legal expenses, and result in an outcome that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Labor conditions in the grocery business could negatively impact our grocery business.

There have been grocery strikes in the past that have negatively impacted our grocery business and it is possible that future grocery strikes in places where we have large distribution may adversely impact our grocery business.

Government mandatory healthcare requirements could adversely affect our profits.

The Company offers healthcare benefits to all employees who work at least 21 hours a week and meet service eligibility requirements. In the past, some states, including California, have unsuccessfully proposed legislation mandating that employers pay healthcare premiums into a state run fund for all employees immediately upon hiring. If legislation similar to this were to be enacted in the states we do business, it could have an adverse affect on the Company’s results of operations.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

All of our 188 retail locations as of year-end are on leased premises. If we are unable to renew these leases, our revenue and profits could suffer. In addition, we intend to lease other premises in connection with the planned expansion of our retail operations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. This could adversely impact our revenue growth and brand building initiatives.

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

For the policy years beginning March 2002 through February 2008 our workers’ compensation insurance program was a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. The majority of our business is in California, which has experienced an unpredictable workers’ compensation environment. Therefore, we are highly exposed to this environment. Additionally, we have had to estimate our liability for existing claims whose outcome is uncertain. While we believe our reserve methodology on these claims is appropriate, should a greater amount of claims occur or the settlement costs increase beyond what was anticipated, our expenses could increase and our profitability may decrease. For the policy years beginning March 1, 2008, we have purchased a guaranteed cost policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008.

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

The specialty coffee category is competitive, dominated by Starbucks Corporation, which is larger than all the competitors combined. In addition to Starbucks, our competitors include Green Mountain Coffee, Illy Caffé, Millstone (Smucker’s), Seattle’s Best (Starbucks), Dunkin’ Donuts and Coffee Bean & Tea Leaf,. There are also numerous smaller, regional brands that compete in this category with either coffeehouses of their own or a presence in wholesale, or both. In addition, we indirectly compete with more mainstream brands as Maxwell House (Kraft) and Folgers (Smucker’s). In the grocery channel, Kraft and Smucker’s are the largest players since Kraft distributes its own brands as well as Starbucks and Seattle’s Best while Smucker’s licenses and distributes the Dunkin’ Donut brand in addition to its Folgers and Millstone brands.

In every channel, Peet’s competes against at least one competitor who is much larger and has more financial resources than we do. There is always a risk that one of these competitors could undertake a strategy that involves very high spending or discounting that would negatively impact our operating results.

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

Peet’s headquarters are located in Emeryville, California. The lease for our main office space devoted to general corporate and business channel overhead and a call center for the home delivery business is approximately 60,000 square feet and extends to October 2015 with two five year extension options. In 2008, we completed our renovation of this facility from our roasting plant into office space. In addition, we have a lease for a second office and warehouse space totaling approximately 8,000 square feet through April 30, 2013.

In December 2006, we purchased approximately 460,000 square feet of land and a 138,000 square foot building with related site improvements in Alameda, California for the purpose of operating a new roasting and distribution facility. The final purchase price of the facility and the land was $18.6 million. We transitioned our operations to this facility and were effectively at full production capability by May 2007.

In 2008, we opened 23 new stores. Our retail locations are all company-owned and operated in leased facilities. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of retail locations as of December 28, 2008:

Location	Number
Northern California	122
Southern California	40
Illinois	2
Oregon	8
Massachusetts	6
Washington	7
Colorado	3

Total	188

Item 3.	Legal Proceedings

On July 14, 2008, a complaint was filed against Peet’s Coffee & Tea, Inc. in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On November 12, 2008, the plaintiffs filed an amended complaint asserting an additional claim for penalties. On November 26, 2008, the Company filed an answer thereto denying the allegations in the first amended complaint and asserting a number of affirmative defenses thereto. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding. The Company intends to vigorously defend against the litigation.

We may from time to time become involved in certain legal proceedings in the ordinary course of business. The Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 28, 2008.

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

	High	Low
Fiscal Year Ended December 28, 2008
Fourth Quarter	$27.92	$19.05
Third Quarter	28.88	18.79
Second Quarter	24.92	20.86
First Quarter	29.07	19.89
Fiscal Year Ended December 30, 2007
Fourth Quarter	$30.06	$26.02
Third Quarter	28.01	23.35
Second Quarter	28.89	24.63
First Quarter	28.20	24.94

As of March 1, 2009, there were approximately 365 registered holders of record of the Company’s common stock. On March 1, 2009, the last sale price reported on the Nasdaq National Market for the common stock was $21.55 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

On September 6, 2006, the Company’s Board of Directors authorized the Company to purchase up to one million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K. As of December 28, 2008, 941,241 shares had been purchased under this program at an average price of $21.91. On October 27, 2008, the Board of Directors approved a stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K. As of December 28, 2008, no shares had been purchased under this program. Purchases under the program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during the fourth fiscal quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2008 – November 2, 2008	99,442	$20.45	99,442	1,460,710
November 3, 2008 – November 30, 2008	359,265	21.41	359,265	1,101,445
December 1, 2008 – December 28, 2008	42,686	20.70	42,686	1,058,759

Total	501,393	$21.16	501,393	1,058,759

Performance Graph*

The following graph depicts the Company’s total return to shareholders from December 28, 2003 through December 28, 2008, relative to the performance of the NASDAQ Composite Index, and the Standard & Poor’s Smallcap 600 Consumer Goods Sector, Processed and Packaged Foods Industry. All indices shown in the graph have been reset to a base of 100 as of December 28, 2003, assume an investment of $100 on that date and the reinvestment of dividends paid since that date, calculated on a monthly basis. The Company has never paid cash dividends on its common stock. The points represent index levels based on the last trading day of the Company’s fiscal year. The chart set forth below was prepared by Research Data Group, Inc., which holds a license to provide the indices used herein. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year
	2008 (52 weeks)	2007 (52 weeks)	2006 (52 weeks)	2005 (52 weeks)	2004 (53 weeks)
Statement of Income Data:
Net revenue	$284,822	$249,389	$210,493	$175,198	$145,683
Cost of sales and related occupancy expenses	133,537	118,389	98,928	80,837	67,806
Operating expenses	98,844	85,800	72,272	57,879	47,645
General and administrative expenses	22,519	22,682	20,634	13,341	11,439
Depreciation and amortization expenses	12,921	10,912	8,609	7,293	5,787

Income from operations	17,001	11,606	10,050	15,848	13,006
Interest income	726	1,446	2,456	1,769	922

Income before income taxes	17,727	13,052	12,506	17,617	13,928
Income tax provision	6,562	4,675	4,690	6,842	5,218

Net income	$11,165	$8,377	$7,816	$10,775	$8,710

Net income per share:
Basic	$0.81	$0.61	$0.57	$0.78	$0.65
Diluted	$0.80	$0.59	$0.55	$0.74	$0.62
Shares used in calculation of net income per share:
Basic	13,723	13,724	13,733	13,801	13,308
Diluted	13,997	14,120	14,202	14,469	13,949

Balance Sheet Data:
Cash and cash equivalents	$4,719	$15,312	$7,692	$20,623	$11,356
Working capital	36,422	38,380	37,254	62,584	16,726
Total assets	176,352	177,547	153,005	148,752	128,944
Total shareholders’ equity	143,907	147,253	127,439	126,878	109,905

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The fiscal years ended December 28, 2008 (fiscal 2008), December 30, 2007 (fiscal 2007) and December 31, 2006 (fiscal 2006) all included 52 weeks.

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee and tea sold through multiple channels of distribution for home and away-from-home enjoyment. Founded in Berkeley, California in 1966, Peet’s has established a loyal customer base with strong brand awareness in California. Our growth strategy is based on the sale of whole bean coffee, tea and high-quality beverages in multiple channels of distribution including our own retail stores, grocery, home delivery, and office and restaurant accounts throughout the United States.

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

We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products. We believe that by offering high-quality products to consumers throughout the country, we will attract the same loyal customer base that we have attracted in California. We believe the growth in specialty coffee is particularly strong in grocery where specialty coffee dollars spent in the last year grew an estimated 12%.

We believe growth opportunities exist in all of our distribution channels. We believe that our specialty sales can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and have higher customer awareness. In the long-term, we expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the foodservice and office environment. In grocery, we expect to continue to expand into new markets although the full extent of our penetration will depend upon the development of specialty coffee as a category in many markets.

Coffee commodity costs began to decline in July 2008 after over four years of increases above the prior three to four year range. We have fixed the price on 95% of our coffee costs in 2009 at a two to three percent increase over 2008. We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market.

Our net revenues depend significantly on consumer confidence and spending, which have recently deteriorated due to the recession and may remain depressed for the foreseeable future. We believe that the current recession negatively impacted our net revenues in 2008. Despite revenue growth that was less than our plan, we were able to meet our targeted net earnings per share by leveraging our infrastructure investments and diligently managing our costs. In addition to achieving this target, we achieved the growth milestones as described below established at the beginning of year.

In 2008, the Company continued to pursue its strategy to expand its multiple distribution channels in the United States. The results of the efforts in 2008 include:

•	opening 23 new retail locations, 22 of which were in California;

•	expanding our grocery network by entering 2,400 new stores, primarily outside of our core western markets. This helped drive 23% revenue growth in our grocery business;

•	expanding the availability of office coffee through a national partnership with Vistar, the largest office coffee distributor in the United States; and

•	growing our foodservice business by establishing license kiosks in numerous locations including airports and grocery stores.

The current recession or a worsening of the United States and global economy could materially adversely affect our business as our revenues depend significantly on consumer confidence and spending. In 2009, while we will continue to grow our business, our primary focus will be on strengthening our core existing businesses with even more emphasis on operational efficiency. As a result, we will only open approximately 10 new stores in 2009, versus 23 in 2008, and expect to gain distribution in approximately 1,000 new grocery stores, versus the 2,400 we added in 2008. We believe this is the right strategic focus for us at this time, as we believe there are growth opportunities in these existing businesses and it will strengthen the Company long term. In 2008, we completed the implementation of a new inventory management system in our retail stores that enabled us to significantly reduce waste in the second half of the year and we will continue to focus on reducing waste and improving operations in 2009. In our specialty segment, we will also focus on leveraging the investments we have made in people and system infrastructure in 2009.

Business Segments

Our coffee and related items are sold through multiple channels of distribution that provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We are indifferent as to where consumers purchase our coffees and teas, and believe that our specialty and retail segments are synergistic. However, we also recognize that the economics of our retail stores and other distribution channels are different enough that we have chosen to report them as separate segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Therefore, we currently have two reportable segments, consisting of:

•	Our retail stores; and

•	Specialty sales, which consist of sales to grocery stores, foodservice and office accounts, and sales to home delivery customers.

Business Categories

In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

•	Whole bean coffee and related products, consisting of products for home brewing, tea and packaged foods; and

•	Beverages and pastries.

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

Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December. 2008, 2007 and 2006 were all 52 week years.

	2008	2007	2006
Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.9	47.5	47.0
Operating expenses	34.7	34.4	34.3
General and administrative expenses	7.9	9.1	9.8
Depreciation and amortization expenses	4.5	4.4	4.1

Income from operations	6.0	4.6	4.8
Interest income	0.3	0.6	1.2

Income before income taxes	6.3	5.2	6.0
Income tax provision	2.3	1.9	2.2

Net income	4.0%	3.3%	3.8%

Percent of net revenue by business segment:
Retail stores	65.9%	67.5%	67.2%
Specialty sales	34.1	32.5	32.8
Percent of net revenue by business category:
Whole bean coffee and related products	53.0%	53.8%	55.8%
Beverages and pastries	47.0	46.2	44.2
Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	45.5%	46.6%	46.2%
Specialty sales	49.6	49.4	48.6
Operating expenses as a percent of segment revenue:
Retail stores	42.4%	42.6%	42.6%
Specialty sales	19.8	17.4	17.5
Percent increase (decrease) from prior year:
Net revenue	14.2%	18.5%	20.1%
Retail stores	11.5	19.1	19.8
Specialty sales	19.9	17.2	20.9
Cost of sales and related occupancy expenses	12.8	19.7	22.4
Operating expenses	15.2	18.7	24.9
General and administrative expenses	(0.7)	9.9	54.7
Depreciation and amortization expenses	18.4	26.8	18.0

Selected operating data:
Number of retail stores in operation:
Beginning of the year	166	136	111
Store openings	23	30	25
Store closures	(1)	—	—

End of the year	188	166	136

2008 (52 weeks) Compared with 2007 (52 weeks)

Net revenue

Net revenue for 2008 increased 14.2% versus 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 12.7% to $151.1 million. Sales from beverages and pastries increased 16.0% to $133.8 million.

In the retail segment, net revenue increased 11.5% compared to 2007 as a result of increased sales from new stores and the sales they generated in their first 12 months. Stores operating for at least one year contributed only a nominal amount of sales growth for the Company. We opened 23 new stores in 2008 and 30 new stores in 2007. Sales of whole bean coffee and related products in the retail segment increased by 3.8% to $55.1 million, while sales of beverages and pastries increased by 15.0% to $132.6 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and our own retail stores.

In the specialty sales segment, net revenue increased 19.9% compared to 2007 as summarized by business channel below. The growth in net revenue in grocery was due to the 2,400 new stores we added during the year, bringing the number of grocery stores selling Peet’s coffee to approximately 8,200, as well as growth in our existing accounts in the western United States. Foodservice and office net revenue increased 34.7% over the prior year primarily due to 38 new licensed partner locations opened during the year and 150 additional “We Proudly Brew” accounts that serve Peet’s coffee in their own branded locations. Net revenue in the home delivery channel declined primarily due to cannibalization from our grocery business expanding in the eastern U.S. and lower gift sales during the 2008 holiday season.

(dollars in thousands)	2008	2007	Increase/(Decrease)
Grocery	$51,490	$41,879	$9,611	22.9%
Foodservice and office	27,516	20,430	7,087	34.7%
Home delivery	18,096	18,688	(592)	-3.2%

Total specialty	$97,103	$80,997	$16,106	19.9%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.5% in 2007 to 46.9% in 2008. The decrease from last year was primarily due to procurement savings (-0.7%), leverage of costs related to the roasting facility that opened last year (-0.4%), and increased prices in retail and grocery (-0.3%), partially offset by higher green coffee costs (0.8%).

We expect cost of sales and related occupancy expenses as a percent of net revenue to continue to decrease in 2009 due to leverage of our new roasting facility, improved waste management in retail, and neutral commodity costs in aggregate.

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2008 increased 0.3% to 34.7%. The increase was primarily due to higher costs associated with expanding the grocery business (0.7%), opening 53 new retail stores in the last two years (0.2%), partially offset by favorable workers’ compensation insurance expense (-0.3%) and other cost savings. The favorable workers’ compensation expense resulted primarily from a decrease in our self-insurance reserve for prior policy years due to favorable claims experience and settlement history.

General and administrative expenses

General and administrative expenses in 2008 were $22.5 million, or 7.9% of net revenue, compared to $22.7 million, or 9.1% in 2007. The decrease in expenses as a percent of net revenue is primarily due to higher net revenue (1.1%) and lower professional fees associated with our stock option review and related litigation (0.5%), partially offset by increases in headcount (0.2%) and various professional services. Professional fees associated with our stock option review and related litigation were $1.4 million in 2007 and $16,000 in 2008. The related lawsuits were dismissed in March 2008.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2008 primarily due to the 53 stores we opened during 2008 and 2007.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $726,000 in interest income in 2008, compared to $1.4 million in 2007, due to our lower average cash and investment balances and lower interest rates. The Company does not have exposure in its investment portfolio for subprime mortgages or auction rate securities.

Income tax provision

The effective income tax rate for 2008 was 37.0% compared to 35.8% in 2007. Our effective rate increased 1.2% primarily due to a lower impact from the domestic production deduction and decreased tax-exempt interest income.

2007 (52 weeks) Compared with 2006 (52 weeks)

Net revenue

Net revenue for 2007 increased 18.5% versus 2006 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 14.0% to $134.1 million. Sales from beverages and pastries increased 24.1% to $115.3 million.

In the retail segment, net revenue increased 19.1% in 2007 compared to 2006 primarily as a result of increased sales from new stores we opened in 2006 and 2007 and growth in the existing stores. We opened 30 new stores in 2007 and 25 stores in 2006. Sales of whole bean coffee and related products in the retail segment increased by 8.1% to $53.1 million, while sales of beverages and pastries increased by 24.9% to $115.3 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2006 and 2007 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and our own retail stores.

In the specialty sales segment, net revenue increased 17.2% in 2007 compared to 2006 as summarized by business channel below. Grocery had the highest growth rate in the segment with a 21.6% increase compared to 2006, primarily due to continued strong growth in our existing accounts and secondarily due to new accounts we added in 2007. We added 1,400 new stores during 2007, bringing the number of grocery stores selling Peet’s coffee to approximately 5,800 at the end of 2007. Foodservice and office coffee net revenue increased 18.7% primarily due to our effort to expand distributorships and licensed partners. Net revenue in the home delivery channel grew 7.0% compared to 2006 due primarily to special offerings to our existing customers.

(dollars in thousands)	2007	2006	Increase
Grocery	$41,879	$34,440	$7,439	21.6%
Foodservice and office	20,430	17,211	3,219	18.7%
Home delivery	18,688	17,465	1,223	7.0%

Total specialty	$80,997	$69,116	$11,881	17.2%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 47.0% in 2006 to 47.5% in 2007. This increase was driven by an increase of occupancy as a percent of net revenue. Occupancy increased approximately 0.5% compared to 2006 due primarily to the impact of opening new stores, which had lower sales levels. Product cost was about equal in 2007 and 2006 as the retail price increase we took in November 2006 combined with procurement and waste savings offset inflation in milk and coffee and the cost of the new roasting plant in 2007.

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2007 increased 0.1% to 34.4% from 2006. The increase was primarily due to a 1.2% increase from opening 55 new stores in the last two years, largely offset by the November 2006 retail price increase (0.5%) and leverage of retail overhead (0.6%).

General and administrative expenses

General and administrative expenses in 2007 were $22.7 million, or 9.1% of net revenue, compared to $20.6 million, or 9.8% for 2006. The decrease in expenses as a percent of net revenue is primarily due to higher net revenue (1.5%) and partially due to lower professional fees associated with our stock option review and related litigation (0.3%), partially offset by increases in headcount (0.9%). Professional fees associated with our stock option review and related litigation were $1.4 million in 2007 and $1.8 million in 2006.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2007 primarily due to the 55 stores we opened during 2007 and 2006.

Interest income

We currently invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $1.4 million in interest income in 2007, compared to $2.5 million in 2006, due to our lower average cash and investment balances. The Company does not have exposure in its investment portfolio for subprime mortgages or auction rate securities.

Income tax provision

The effective income tax rate for 2007 was 35.8% versus 37.5% in the prior year. Our effective rate decreased 1.7% primarily due to increased benefits from the domestic production deduction and lower effective state income taxes from California enterprise zone tax credits and growth in states with lower rates.

Liquidity and Capital Resources

At December 28, 2008, we had $4.7 million in cash and cash equivalents and $8.6 million in short-term marketable securities for a total of $13.3 million. Working capital was $36.4 million as of December 28, 2008 compared to $38.4 million at December 30, 2007.

Net cash provided by operations was $25.4 million in 2008 compared to $20.1 million in 2007. Operating cash flows were positively impacted in 2008 by net income, net of depreciation expense, offset by other changes in working capital.

Net cash used in investing activities was $19.0 million in 2008. Investing activities primarily relate to purchases of property and equipment, and maturities and purchases of marketable securities. During 2008, maturities net of purchases totaled $6.9 million as we used funds to invest in property and equipment and the purchase of our common stock. Cash paid for property and equipment totaling $25.9 million included:

•	$13.4 million to build-out new stores and remodel existing ones;

•	$2.3 million used for foodservice kiosks, grocery displays and other equipment for specialty sales;

•	$1.9 million used for additional machinery for the new roasting facility;

•	$3.9 million used for conversion of our previous roasting facility into office space; and

•	$4.4 million used for information technology support systems and other software and hardware to support our growing infrastructure.

Net cash used in financing activities was $17.0 million in 2008, primarily from the purchase of our common stock, offset by proceeds from stock option exercises.

Our 2009 capital expenditures are expected to be between $14.0 and $16.0 million. Approximately $8.5 million is expected to be used for the opening of 8 to 10 new retail stores and for remodeling and improvements to existing stores. Approximately $2.5 million is expected to be incurred for the design and development of a new enterprise resource planning system (ERP) that we plan to implement in 2009. Approximately $2.1 million is expected to be used for equipment and machinery to improve effectiveness and increase capacity at our roasting facility. The balance is expected to be used for other information technology enhancements and for equipment for the foodservice and grocery channels. We expect to finance these capital expenditures with our cash and marketable securities and with operating cash flows.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of December 28, 2008:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$387	$295	$92	$—	$—
Retail store operating leases (1)	102,666	14,927	27,747	25,032	34,960
Fixed-price coffee purchase commitments	37,765	33,609	4,156	—	—
Not-yet-priced coffee commitments	384	305	79	—	—
Development commitments (2)	437	437	—	—	—

Total contractual cash obligations	$141,639	$49,573	$32,074	$25,032	$34,960

(1)	Payments for maintenance, insurance, taxes and contingent rent for which we are obligated are excluded. In fiscal 2008 these charges totaled approximately $2.8 million.
(2)	Contractual obligations for purchases of leasehold improvements for equipment and leasehold improvements for retail locations.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), due to the uncertainty of the period of payment. As of December 28, 2008, the Company has a $0.1 million liability for uncertain tax positions (see Note 5 to the consolidated financial statements).

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our existing share purchase program and our contractual obligations as they come due. The Company also has $25 million available through a credit agreement entered into on November 26, 2008 with Wells Fargo Bank, National Association, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company. The line of credit has a maturity date of December 1, 2009, with an option by the Company to extend the maturity date to December 1, 2010.

The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios, such as Current Ratio, Leverage Ratio, EBITDAR Coverage Ratio, and minimum net income as defined in the agreement. In addition, events of default that permit the Bank to accelerate the Company’s outstanding obligations, include nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. During the year and as of December 28, 2008, there were no borrowings outstanding under this agreement and unused borrowing capacity under the credit agreement was $25.0 million as of December 28, 2008.

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

Our accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements,” included elsewhere in this report. We have identified the following critical accounting policies:

•

Impairment of long-lived assets. When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. The Company considers the economic environment when estimating future cash flows and in 2008 considered the recession in our future sales assumptions. Based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2008 would not have been material.

•

Accrued workers’ compensation. For policy years beginning March 2002 through February 2008 our workers’ compensation program was a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. We record an estimated liability for the self-insured portion of workers’ compensation claims. The liability of $1.5 million recorded as of December 28, 2008 is determined based on an actuarial assessment of information received from our insurance carrier including claims paid, filed and reserved for and historical experience. The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting this business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liability. However, any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals. For the policy years beginning March 1, 2008, we have purchased a guaranteed cost policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008. We expect the liability to decrease as the claims for these policy years are settled.

•

Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision and reserves may affect our annual effective income tax rate. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

•

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).We use the Black-Scholes-Merton option-pricing model, which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions could materially affect the estimate of the fair value of stock based compensation; however, based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2008 would not have been material.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3— Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company utilizes the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets measured at fair value on a recurring basis are summarized below (in thousands):

December 28, 2008
Short-term marketable securities	$8,600
Restricted cash (included in other assets, net)	3,326

$11,926

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of December 28, 2008, we had approximately $37.8 million in open fixed-priced purchase commitments and approximately $0.4 million in not-yet-priced commitments for a total of approximately $38.2 million with delivery dates ranging from January 2009 through July 2011. See Note 10 to the consolidated financial statements. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as directed by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2008.

The registered independent public accounting firm of Deloitte & Touche LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. See page F-2 of the consolidated financial statements.

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

Information with respect to continuing directors and nominees of the Company, committees of the Board of Directors and the Company’s Code of Business Conduct and Ethics is set forth under the caption “Proposal 1—Election of Directors” in the Company’s proxy statement relating to its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K. The Proxy Statement will be filed with the SEC in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

Information concerning principal accountant fees and services required by Item 14 is set forth under the caption “Proposal 2- Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Form 10-K.

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

(a)(3) Listing of Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of common stock certificate.*

10.1	Amended and Restated 1993 Stock Option Plan. (1)*

10.2	1994 California Stock Option Plan. (1)*

10.3	1997 Equity Incentive Plan and form of Stock Option Agreement. (1)*

10.4	Peet’s Operating Company, Inc. Savings and Retirement Plan. (1)*

10.5	2000 Equity Incentive Plan amended and restated September 4, 2008. Incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2008. (1)

10.6	2000 Employee Stock Purchase Plan and form of Offering. (1)*

10.7	Key Employee Severance Benefit Plan amended and restated December 31, 2007. Incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 30, 2007. (2)

10.8	Change of Control Option Acceleration Plan amended and restated December 31, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 30, 2007. (1)

Exhibit	Description
10.9	Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000. (2)

10.10	Peet’s Operating Company, Inc. Key Employment Agreement for James E. Grimes, Vice President, Operations and Information Systems, dated as of June 24, 2002. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 28, 2003. (2)

10.11	Peet’s Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002. (2)

10.12	Peet’s Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan as amended and restated March 3, 2008 and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 30, 2007. (1)

10.13	Peet’s Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial Officer, dated as of June 25, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003. (2)

10.14	Nonqualified Deferred Compensation Plan dated December 1, 2003. Incorporated by reference to Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2004. (2)

10.15	Agreement for Purchase and Sale of Property, dated as of November 29, 2005, by the Company and Harbor Bay Acquisition LLC.*

10.16	Credit Agreement by and between Peet’s Coffee & Tea, Inc. and Wells Fargo Bank, National Association, dated November 26, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008.

10.17	Peet’s Coffee & Tea, Inc. Key Employment Agreement for P. Christine Lansing, Vice President, General Manager Consumer Business, dated as of October 3, 2005.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of the Company’s Chief Executive Officer, Patrick J. O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas P. Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick J. O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas P. Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Information Statement on Form S-1 (File No. 333-47957) filed on October 13, 2000, as subsequently amended.
(1)	Compensatory plan or arrangement.
(2)	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009	PEET’S COFFEE & TEA, INC.

	By:	/s/ PATRICK J. O’DEA
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

Signature	Title	Date

/s/ PATRICK J. O’DEA Patrick J. O’Dea	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ THOMAS P. CAWLEY Thomas P. Cawley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2009

/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Chairman	March 12, 2009

/s/ GERALD BALDWIN Gerald Baldwin	Director	March 12, 2009

/s/ HILARY BILLINGS Hilary Billings	Director	March 12, 2009

/s/ DAVID DENO David Deno	Director	March 12, 2009

/s/ TED W. HALL Ted W. Hall	Director	March 12, 2009

/s/ MICHAEL LINTON Michael Linton	Director	March 12, 2009

/s/ ELIZABETH SARTAIN Elizabeth Sartain	Director	March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2008. We also have audited the Company’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peet’s Coffee & Tea, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 5 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California

March 12, 2009

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 28, 2008	December 30, 2007
ASSETS

Current assets
Cash and cash equivalents	$4,719	$15,312
Short-term marketable securities	8,600	7,932
Accounts receivable, net	11,924	8,287
Inventories	26,124	24,483
Deferred income taxes—current	2,922	2,950
Prepaid expenses and other	7,193	4,285

Total current assets	61,482	63,249
Long-term marketable securities	—	7,831
Property, plant and equipment, net	107,914	99,231
Deferred income taxes—non current	3,059	3,353
Other assets, net	3,897	3,883

Total assets	$176,352	$177,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$9,858	$10,104
Accrued compensation and benefits	8,852	8,909
Deferred revenue	6,350	5,856

Total current liabilities	25,060	24,869
Deferred lease credits	6,645	4,924
Other long-term liabilities	740	501

Total liabilities	32,445	30,294
Shareholders’ equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:13,174,000 and 13,932,000 shares	90,123	104,616
Accumulated other comprehensive income	34	52
Retained earnings	53,750	42,585

Total shareholders’ equity	143,907	147,253

Total liabilities and shareholders’ equity	$176,352	$177,547

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2008	2007	2006
Retail stores	$187,719	$168,392	$141,377
Specialty sales	97,103	80,997	69,116

Net revenue	284,822	249,389	210,493
Cost of sales and related occupancy expenses	133,537	118,389	98,928
Operating expenses	98,844	85,800	72,272
General and administrative expenses	22,519	22,682	20,634
Depreciation and amortization expenses	12,921	10,912	8,609

Total costs and expenses from operations	267,821	237,783	200,443

Income from operations	17,001	11,606	10,050
Interest income	726	1,446	2,456

Income before income taxes	17,727	13,052	12,506
Income tax provision	6,562	4,675	4,690

Net income	$11,165	$8,377	$7,816

Net income per share:
Basic	$0.81	$0.61	$0.57
Diluted	$0.80	$0.59	$0.55
Shares used in calculation of net income per share:
Basic	13,723	13,724	13,733
Diluted	13,997	14,120	14,202

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income/Loss	Total Shareholders’ Equity	Comprehensive Income
	Shares Outstanding	Amount
Balance at January 1, 2006	13,902	$100,562	$26,392	$(76)	$126,878
Stock options exercised, including tax benefit	160	3,531			3,531
Stock sold in Employee Stock Purchase Program	44	1,065			1,065
Stock-based compensation		4,022			4,022
Stock purchased in accordance with share purchase program	(590)	(15,934)			(15,934)
Net unrealized gain on marketable securities, net of tax of $59				61	61	$61
Net income			7,816		7,816	7,816

Balance at December 31, 2006	13,516	$93,246	$34,208	$(15)	$127,439	$7,877

Stock options exercised, including tax benefit	391	8,026			8,026
Stock sold in Employee Stock Purchase Program	25	530			530
Stock-based compensation		2,814			2,814
Net unrealized gain on marketable securities, net of tax of $46				67	67	$67
Net income			8,377		8,377	8,377

Balance at December 30, 2007	13,932	$104,616	$42,585	$52	$147,253	$8,444

Stock options exercised, including tax benefit	133	2,484			2,484
Stock sold in Employee Stock Purchase Program	50	939			939
Stock-based compensation		2,711			2,711
Stock purchased in accordance with share purchase program	(941)	(20,627)			(20,627)
Net unrealized gain on marketable securities, net of tax of $12				(18)	(18)	$(18)
Net income			11,165		11,165	11,165

Balance at December 28, 2008	13,174	$90,123	$53,750	$34	$143,907	$11,147

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$11,165	$8,377	$7,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,113	12,861	10,244
Amortization of interest purchased	193	242	415
Stock-based compensation	2,711	2,814	4,022
Excess tax benefit from exercise of stock options	(462)	(1,350)	(724)
Tax benefit from exercise of stock options	285	1,234	708
Loss on disposition of assets and asset impairment	900	494	288
Deferred income taxes	322	(3,100)	(3,495)
Changes in other assets and liabilities:
Accounts receivable, net	(3,637)	(1,449)	(1,686)
Inventories	(1,641)	(4,950)	(2,532)
Prepaid expenses and other current assets	(2,908)	(433)	(480)
Other assets, net	(21)	(45)	(244)
Accounts payable, accrued liabilities and deferred revenue	1,464	3,519	2,473
Deferred lease credits and other long-term liabilities	1,960	1,919	969

Net cash provided by operating activities	25,444	20,133	17,774

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,930)	(30,824)	(44,443)
Proceeds from sales of property, plant and equipment	67	23	28
Changes in restricted investments	(87)	—	1,500
Proceeds from sales and maturities of marketable securities	7,857	31,304	49,888
Purchases of marketable securities	(917)	(21,688)	(26,356)

Net cash used in investing activities	(19,010)	(21,185)	(19,383)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,138	7,322	3,888
Purchase of common stock	(20,627)	—	(15,934)
Excess tax benefit from exercise of stock options	462	1,350	724

Net cash (used in)/provided by financing activities	(17,027)	8,672	(11,322)

(Decrease)/increase in cash and cash equivalents	(10,593)	7,620	(12,931)
Cash and cash equivalents, beginning of period	15,312	7,692	20,623

Cash and cash equivalents, end of period	$4,719	$15,312	$7,692

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$734	$1,995	$2,751
Other cash flow information:
Cash paid for income taxes	8,293	6,761	7,890

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

Peet’s Coffee & Tea, Inc., a Washington corporation (the “Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, foodservice and office accounts and company-operated retail stores. At December 28, 2008 and December 30, 2007, the Company operated 188 and 166 retail stores, respectively, in California, Colorado, Illinois, Oregon, Massachusetts and Washington.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Year End—The Company’s fiscal year end is the Sunday closest to December 31. The fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006 included 52 weeks.

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

Inventories—Raw materials consist primarily of green coffee beans. Finished goods include roasted coffee, tea, accessory products, spices, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which are valued at the average cost. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of coffee, tea and merchandise. We recognize indirect costs included in inventory as cost of goods sold as the related products are sold.

Property, plant and equipment—Property, plant and equipment are stated at cost. Depreciation and amortization are recorded on the straight-line method over the estimated useful lives, which range from 2 to 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, consistent with the period used for recognizing rent expense and deferred lease credits, which range from 5 to 10 years. Repairs and maintenance costs are expensed as incurred.

Intangible and other assets—Intangible and other assets include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 10 years. The cost of intangible assets, primarily lease rights, subject to amortization was $1,066,000 at December 28, 2008 and December 30, 2007. The related accumulated amortization was $896,000 and $802,000 at December 28, 2008 and December 30, 2007, respectively. Amortization expense for 2008, 2007, and 2006 was $94,000, $94,000, and $121,000, respectively. Future amortization expense for 2009 through 2013 is estimated at $84,000, $33,000, $15,000, $11,000 and $10,000, respectively.

Restricted cash of $3,326,000 and $3,239,000 as of December 28, 2008 and December 30, 2007, respectively, represents collateral for the Company’s high deductible workers’ compensation policy and is classified in intangible and other assets, net on the consolidated balance sheets.

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

Impairment of Long-Lived Assets—When facts and circumstances indicate that the carrying of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Cash flows for retail net assets are identified at the individual store level. The Company considers the economic environment when estimating future cash flows and in 2008 considered the recession in our future sales assumptions. Impairment losses for underperforming stores of $630,000, $460,000 and $0 were recorded during 2008, 2007, and 2006, respectively, which were classified as operating expenses on the consolidated statements of income.

Accrued Compensation and Benefits—The Company records an estimated liability for the self-insured portion of workers’ compensation claims. The liability is determined based on information received from the Company’s insurance adjuster including claims paid, filed and reserved for, as well as using historical experience and other actuarial assumptions. As of December 28, 2008 and December 30, 2007, the Company had $1,542,000 and $3,067,000, respectively, accrued for workers’ compensation. For claims incurred during the policy year beginning March 1, 2008, the Company purchased a guaranteed cost insurance policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008.

Revenue Recognition—Net revenue is recognized at the point of sale at our Company-operated retail stores. Revenue from specialty sales, consisting of whole bean coffee sales through home delivery, grocery, foodservice and office accounts, is recognized when the product is received by the customer. The majority of the Company’s distribution to grocery stores is through employees or independent distributors who do not take title to the inventory and revenue is recognized when the product is delivered to the grocer. In addition, we have distributors where title does pass to the distributor and revenue net of commissions is recorded upon delivery to the distributor.

Revenue from stored value cards, gift certificates and home delivery advanced payments is recognized upon redemption or receipt of product by the customer. Cash received in advance of product delivery is recorded in deferred revenue on the accompanying consolidated balance sheets.

All revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company routinely participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Coupons are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimated expenses incurred, but unpaid for these programs. Net revenue includes an allowance for grocery sales returns for coffee exceeding our freshness standards based on historical experience and current trends. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends. Net revenue is presented net of any taxes collected from customers and remitted to government entities.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs and Other	Balance at end of Year
Allowance for doubtful accounts:
Year ended December 28, 2008	$72	$64	$—	$136
Year ended December 30, 2007	67	7	(2)	72
Year ended December 31, 2006	145	—	(78)	67

The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $2,593,000, $2,718,000, and $2,532,000 related to home delivery sales in 2008, 2007, and 2006, respectively.

Cost of sales and related occupancy expenses—Cost of sales and related occupancy expenses consist primarily of coffee and other product costs. It also includes plant manufacturing (including depreciation), freight and distribution costs. Occupancy expenses include rent and related expenses such as utilities.

Operating expenses—Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, independent distributor commissions, repairs and maintenance, supplies, training, travel and banking and card processing fees.

Preopening costs—Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Advertising costs—Advertising costs are expensed as incurred. Advertising expense was $4,439,000, $4,260,000, and $4,543,000 in 2008, 2007, and 2006, respectively.

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

Gift Cards—The Company sells gift cards in its retail stores and through its web site. The gift cards do not have an expiration date. The Company recognizes income from gift cards when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon our historical redemption patterns. We apply an estimated gift card breakage rate after the card has been dormant for 24 months, when based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income of $497,000, $332,000, and $206,000 in 2008, 2007, and 2006, respectively, is included in operating expenses in the consolidated statements of income.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

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

Stock-based compensation expense and related tax benefit was recognized as follows in the consolidated statements of income (in thousands):

	2008	2007	2006
Stock-based compensation expense	$2,441	$2,536	$3,728
ESPP expense	270	278	294

Total	$2,711	$2,814	$4,022

Cost of sales and related occupancy expenses	$213	$234	$466
Operating expenses	1,287	986	1,292
General and administrative expenses	1,211	1,594	2,264

Total	$2,711	$2,814	$4,022

Tax benefit	$1,105	$1,147	$1,641

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options			ESPP
	2008	2007	2006	2008	2007	2006
Expected term (in years)	5.3	5.5	5.4	0.5	0.5	0.5
Expected stock price volatility	34.4%	30.1%	34.1%	31.4%	25.1%	27.8%
Risk-free interest rate	3.6%	4.7%	5.0%	2.6%	4.9%	5.0%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Estimated fair value per option granted	$8.83	$9.92	$11.83	$5.58	$5.86	$7.16

Net Income per Share—Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,258,510, 841,277, and 578,424 have been excluded from diluted weighted average shares outstanding in 2008, 2007, and 2006, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2008	2007	2006
Basic weighted average shares outstanding	13,723	13,724	13,733
Incremental shares from assumed exercise of stock options	274	396	469

Diluted weighted average shares outstanding	13,997	14,120	14,202

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets measured at fair value on a recurring basis are summarized below (in thousands):

December 28, 2008
Short-term marketable securities	$8,600
Restricted cash (included in other assets, net)	3,326

$11,926

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

The carrying value of cash and equivalents, receivables and accounts payable approximates fair value.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option can only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard as of the beginning of the 2008 fiscal year and the impact of adoption was not significant as the Company did not elect to record additional items at fair value.

2.    Inventories

The Company’s inventories consist of the following at year end 2008 and 2007 (in thousands):

	2008	2007
Green coffee	$17,732	$15,421
Other inventory	8,392	9,062

Total	$26,124	$24,483

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property, Plant and Equipment

Property, plant and equipment consist of the following at year end 2008 and 2007 (in thousands):

	2008	2007
Leasehold improvements	$70,670	$59,125
Furniture, fixtures and equipment	69,752	61,472
Plant equipment	19,939	17,729
Construction in progress	6,186	6,334
Building	14,275	13,949
Land	8,902	8,902

Total	189,724	167,511
Less: Accumulated depreciation	(81,810)	(68,280)

Property, plant and equipment, net	$107,914	$99,231

Depreciation expense was $15,010,000 in 2008, $12,767,000 in 2007 and $10,128,000 in 2006. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

4.    Marketable Securities

At December 28, 2008 and December 30, 2007, the Company maintained marketable securities classified as available-for-sale as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
December 28, 2008
State and local government obligations	$8,543	$57	$8,600

Total marketable securities—short-term	$8,543	$57	$8,600

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
December 30, 2007
U.S. government and agency obligations	$1,000	$—	$1,000
State and local government obligations	6,911	21	6,932

Total marketable securities—short-term	$7,911	$21	$7,932

State and local government obligations	$7,765	$66	$7,831

Total marketable securities—long-term	$7,765	$66	$7,831

Gross unrealized holding gains at December 28, 2008 are due to fluctuations in interest rates. At December 28, 2008, there were no long-term marketable securities.

During 2008 and 2007, the Company sold available-for-sale securities for net proceeds from marketable securities of $7,857,000 and $31,304,000, respectively with no realized gains. Realized gains and losses are determined on the specific identification method. At December 28, 2008, the Company had unrealized losses of

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$18,000 (net of $12,000 tax) and at December 30, 2007, the Company had unrealized gains of $67,000 (net of $46,000 tax), included in accumulated other comprehensive income.

5.    Income Taxes

The income tax provision consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$4,178	$5,993	$6,639
State	2,071	1,922	1,662

Total	6,249	7,915	8,301

Deferred:
Federal	889	(2,648)	(3,266)
State	(576)	(592)	(345)

Total	313	(3,240)	(3,611)

Total	$6,562	$4,675	$4,690

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2008	2007	2006
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes less federal benefit	5.7	5.7	5.9
Tax-exempt interest	(0.8)	(1.6)	(2.4)
Domestic production deduction	(1.6)	(2.8)	(1.6)
Hiring tax credits	(1.5)	0.0	0.0
Other, net	0.2	(0.5)	0.6

Total	37.0%	35.8%	37.5%

Deferred tax assets (liabilities) consist of the following at year end 2008 and 2007 (in thousands):

	2008	2007
Credit carryforwards	$283	$150
Scheduled rent	2,696	1,996
Accrued reserves	1,252	1,442
Accrued compensation	780	633
State taxes	613	457
Stock options	3,274	2,499
Other	332	105

Gross deferred tax assets	9,230	7,282

Property, plant and equipment	(3,123)	(774)
Other	(126)	(205)

Gross deferred tax liabilities	(3,249)	(979)

Net deferred tax assets	$5,981	$6,303

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	2008	2007
Beginning gross unrecognized tax benefit	$85	$55
Gross increases for the current period	24	30

Ending gross unrecognized tax benefit	$109	$85

The amount of unrecognized tax benefits that would increase the Company’s tax rate if recognized is $109,000. This relates to state exposures from not filing a state tax return. It is the Company’s policy to recognize interest and penalties in the tax provision. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $15,000 during 2008 and in total, as of December 28, 2008, has recognized a liability for penalties and interest of $43,000. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns for the years 2002 through 2005 were effectively settled with the Internal Revenue Service. The Company’s federal income tax returns for 2006 and 2007 are open tax years. The Company’s returns for the state of California tax for 2004 through 2007 are open tax years. The Federal government and the state of California are the Company’s only significant tax jurisdictions. The Company also files in numerous state jurisdictions with varying statutes of limitations.

No valuation allowance for deferred tax assets was recorded as management believes it is more likely than not that all of the deferred tax assets will be realized. The Company has California Enterprise Zone credit carryforwards of $283,000 that do not expire.

6.    Employee Benefit Plan

The Company’s 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $15,500. The Company matches 50% of amounts contributed by its employees, subject to a maximum of 5% of the employees eligible compensation contributed to the plan. The Company’s contribution was $589,000, $490,000, and $409,000 in 2008, 2007, and 2006, respectively. The plan does not offer investments in Company stock.

7.    Stock Purchase Program

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion. As of December 28, 2008, no shares had been purchased under this program. In September 2006, the Board of Directors approved the purchase of up to one million shares of the Company’s common stock, with no expiration. As of December 28, 2008, 941,241 shares had been purchased under this program at an average price of $21.91. During the year ended December 31, 2006, the Company purchased and retired the remaining 589,504 shares of common stock available for purchase under the February 2004 share purchase program at an average price of $26.99.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also effective in 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued under the plan is 750,000. As of each annual meeting of the Company’s shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company’s shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Stock options vest according to a pre-determined vest schedule set at grant date. In 2008, 2007, and 2006, the Company granted non-employee director options to purchase an aggregate of 47,500, 73,750, and 68,125 shares of common stock, respectively.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price as of the last business day of the year, which would have been received by the optionees had all options been exercised on that date. As of December 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.5 million, which is expected to be recognized over a weighted average period of approximately 34 months.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2008, there were 1,234,310 shares available for grant under the 2000 stock option plan and 174,350 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,551,306	$18.68	6.71	$29,790
Granted	461,089	29.54
Canceled	(119,464)	25.13
Exercised	(160,250)	17.79

Outstanding at December 31, 2006	2,732,711	20.33	6.55	18,147
Granted	333,882	26.79
Canceled	(96,583)	26.00
Exercised	(390,647)	17.40

Outstanding at December 30, 2007	2,579,363	21.36	6.40	21,028
Granted	351,464	23.72
Canceled	(101,303)	27.19
Exercised	(133,505)	16.50

Outstanding at December 28, 2008	2,696,019	$21.68	5.82	$8,753

Vested or expected to vest, December 28, 2008	2,529,826	$20.70	5.47	$8,750

Exercisable at December 28, 2008	1,794,866	$19.29	4.63	$8,735

The aggregate intrinsic value of stock options exercised was $1,169,000, $3,761,000 and $1,900,000 in 2008, 2007 and 2006, respectively.

The following table summarizes stock option information at year end 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$6.38 to $12.98	208,749	3.30	$11.36	208,749	$11.36
$15.49	618,548	3.42	15.49	618,548	15.49
$15.59 to $23.52	542,827	5.05	20.02	512,803	19.87
$23.57 to $26.48	666,580	7.72	24.92	253,442	25.97
$26.50 to $35.87	659,315	7.59	28.86	201,324	29.33

$6.38 to $35.87	2,696,019	5.82	$21.68	1,794,866	$19.29

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company’s shareholders, beginning

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 until 2020, by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2008, 2007, and 2006, employees purchased 49,861, 25,106, and 43,474 shares, respectively, of the Company’s common stock under the plan at a weighted-average per share price of $18.76, $20.94, and 26.99, respectively. At December 28, 2008, 1,122,301 shares remain available for future issuance.

Effective December 1, 2003, the Company adopted a Nonqualified Deferred Compensation Plan (the “Plan”) for certain executive employees. The purpose of the Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to section 451 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”). The long-term liability related to compensation deferrals under the Plan was $560,000 and $317,000 as of December 28, 2008 and December 30, 2007, respectively, which is included in deferred lease credits and other long-term liabilities. The related asset is classified in cash and cash equivalents on the consolidated balance sheets.

9.    Line of Credit

On November 26, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”). The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

The Company’s obligations under the line of credit are guaranteed by the Company in the principal amount up to $25 million and secured by substantially all of the Company’s personal property. The line of credit has a maturity date of December 1, 2009, with an option by the Company to extend the maturity date to December 1, 2010.

Amounts drawn under the credit agreement will bear interest (computed on the basis of a 360-day year, actual days elapsed) either (i) at a fluctuating rate per annum of 1.50% above, for any day, the rate of interest equal to LIBOR then in effect for delivery for a 1 month period, or (ii) at a fixed rate per annum of 1.50% above LIBOR in effect on the first day of the applicable period commencing on a business day and continuing for 1, 3, or 6 months, as designated by the Company, during which all or a portion of the outstanding principal balance will bear interest determined in relation to LIBOR.

The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios and thresholds, and events of default that permit the Bank to accelerate the Company’s outstanding obligations, including nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. The Company is required to maintain the following as of each fiscal quarter end, as defined in the credit agreement: a minimum Current Ratio not less than 0.75 to 1.0, a Leverage Ratio not greater than 1.75 to 1.0, an EBITDAR Coverage Ratio not less than 1.75 to 1.0, and net income after tax provision not less than $1.00.

During the year and as of December 28, 2008, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of December 28, 2008.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Leases—The Company leases its Emeryville, California administrative offices and its retail stores and certain equipment under operating leases that expire from 2009 through 2019. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to December 28, 2008 are as follows (amounts in thousands):

Leases
Years:
2009	$15,222
2010	14,234
2011	13,605
2012	13,189
2013	11,843
Thereafter	34,960

Total minimum lease payments	$103,053

Rent expense was $14,513,000, $12,449,000 and $9,955,000 for 2008, 2007, and 2006, respectively, including contingent rents of $123,000, $120,000, and $130,000, respectively.

Purchase Commitments—As of December 28, 2008, the Company had outstanding coffee purchase commitments with both fixed prices and prices with a fixed premium over the New York “C” market as follows (amounts in thousands):

Purchase Commitments
Years:
2009	$33,914
2010	4,102
2011	133
2012	—
2013	—
Thereafter	—

Total minimum purchase commitments	$38,149

Legal Proceedings—On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On November 12, 2008 the plaintiffs filed an amended complaint asserting an additional claim for penalties On November 26, 2008 the Company filed an

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

answer thereto denying the allegations in the first amended complaint and asserting a number of affirmative defenses thereto. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding. The Company intends to vigorously defend against the litigation.

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

11.    Segment Information

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through three operating segments: grocery, home delivery, foodservice and office. In accordance with the aggregation criteria of SFAS No. 131, these three operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the specialty operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, and competitive risks. In addition, each operating segment has similar products, similar production processes, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material additional information.

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

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

(Dollars in thousands)

	Retail			Specialty		Unallocated		Total
	Amount		Percent of Net Revenue	Amount	Percent of Net Revenue	Amount		Amount	Percent of Net Revenue
2008
Net revenue	$187,719		100.0%	$97,103	100.0%			$284,822	100.0%
Cost of sales and occupancy	85,343		45.5%	48,194	49.6%			133,537	46.9%
Operating expenses	79,587		42.4%	19,257	19.8%			98,844	34.7%
Depreciation and amortization	9,970		5.3%	1,411	1.5%	$1,540		12,921	4.5%
Segment operating income	12,819		6.8%	28,241	29.1%	(24,059)		17,001	6.0%
Interest income						726		726
Income before income taxes								17,727
Total assets	59,393	(b)		18,242		98,717	(a)	176,352
Capital expenditures	13,423			2,272		10,235		25,930

2007
Net revenue	$168,392		100.0%	$80,997	100.0%			$249,389	100.0%
Cost of sales and occupancy	78,412		46.6%	39,977	49.4%			118,389	47.5%
Operating expenses	71,714		42.6%	14,086	17.4%			85,800	34.4%
Depreciation and amortization	8,516		5.1%	1,376	1.7%	$1,020		10,912	4.4%
Segment operating income	9,750		5.8%	25,558	31.6%	(23,702)		11,606	4.7%
Interest income						1,446		1,446
Income before income taxes								13,052
Total assets	56,774			13,306		107,467	(a)	177,547
Capital expenditures	20,218			1,361		9,245		30,824

2006
Net revenue	$141,377		100.0%	$69,116	100.0%			$210,493	100.0%
Cost of sales and occupancy	65,341		46.2%	33,587	48.6%			98,928	47.0%
Operating expenses	60,201		42.6%	12,071	17.5%			72,272	34.3%
Depreciation and amortization	6,269		4.4%	1,406	2.0%	$934		8,609	4.1%
Segment operating income	9,566		6.8%	22,052	31.9%	(21,568)		10,050	4.8%
Interest income						2,456		2,456
Income before income taxes								12,506
Total assets	45,849			12,673		94,483	(a)	153,005
Capital expenditures	17,901			1,045		25,497		44,443

(a)	Unallocated total assets includes cash and marketable securities of $13,319,000, $31,075,000 and $33,192,000 at the end of the years 2008, 2007, and 2006, respectively.

Net revenue from the two product lines is as follows (in thousands):

	2008	2007	2006
Whole bean coffee, tea, and related products	$151,059	$134,065	$117,549
Beverages and pastries	133,763	115,324	92,944

Total	$284,822	$249,389	$210,493

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Financial Information (Unaudited, in thousands)

	Quarter Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
Net revenue	$67,135	$70,055	$68,486	$79,146
Cost of sales and related occupancy expenses	31,989	32,240	32,249	37,059
Income from operations	2,985	4,516	3,135	6,365
Net income	2,091	3,036	2,018	4,020
Basic income per share	0.15	0.22	0.15	0.30
Diluted income per share	0.15	0.21	0.15	0.29

	Quarter Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
Net revenue	$57,513	$60,103	$60,860	$70,913
Cost of sales and related occupancy expenses	27,190	28,374	29,142	33,683
Income from operations	1,837	2,420	2,578	4,771
Net income	1,416	1,802	1,836	3,323
Basic income per share	0.10	0.13	0.13	0.24
Diluted income per share	0.10	0.13	0.13	0.23

The quarterly information presented includes legal and other professional fees incurred for the Company’s voluntary stock option review beginning in 2006 in the following amounts:

Pre-tax amount (in thousands)
Quarter	2008	2007
Q1	$16	$976
Q2	—	64
Q3	—	188
Q4	—	135