Form 10-Q
period 2009-03-29
PEETS COFFEE & TEA INC
filed 2009-05-07
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 3, 2009, 12,899,831 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12
Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	15
	Signatures	15

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	March 29,	December 28,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$12,003	$4,719
Short-term marketable securities	4,558	8,600
Accounts receivable, net	10,115	11,924
Inventories	22,572	26,124
Deferred income taxes - current	2,922	2,922
Prepaid expenses and other	5,499	7,193
Total current assets	57,669	61,482

Property, plant and equipment, net	108,391	107,914
Deferred income taxes - non current	3,068	3,059
Other assets, net	2,812	3,897

Total assets	$171,940	$176,352

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$9,366	$9,858
Accrued compensation and benefits	8,294	8,852
Deferred revenue	4,979	6,350
Total current liabilities	22,639	25,060

Deferred lease credits	7,030	6,645
Other long-term liabilities	808	740
Total liabilities	30,477	32,445

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:12,880,000 and 13,174,000 shares	84,669	90,123
Accumulated other comprehensive income (loss)	(9)	34
Retained earnings	56,803	53,750

Total shareholders' equity	141,463	143,907
Total liabilities and shareholders' equity	$171,940	$176,352

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	March 29,	March 30,
	2009	2008
Retail stores	$47,982	$44,609
Specialty sales	24,122	22,526
Net revenue	72,104	67,135

Cost of sales and related occupancy expenses	32,568	31,989
Operating expenses	25,171	23,529
General and administrative expenses	5,938	5,562
Depreciation and amortization expenses	3,607	3,070
Total costs and expenses from operations	67,284	64,150

Income from operations	4,820	2,985

Interest income	78	304

Income before income taxes	4,898	3,289

Income tax provision	1,845	1,198

Net income	$3,053	$2,091

Net income per share:
Basic	$0.23	$0.15
Diluted	$0.23	$0.15

Shares used in calculation of net income per share:
Basic	13,039	13,956
Diluted	13,241	14,236

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.
CONS OLIDATED S TATEMENTS OF CAS H FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	March 29,	March 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,053	$2,091
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,141	3,605
Amortization of interest purchased	27	60
Stock-based compensation	643	668
Excess tax benefit from exercise of stock options	(28)	(30)
Tax benefit from exercise of stock options	17	19
Loss on disposition of assets and asset impairment	7	49
Deferred income taxes	(9)	-
Changes in other assets and liabilities:
Accounts receivable, net	1,809	(44)
Inventories	3,552	2,010
Prepaid expenses and other current assets	1,694	(178)
Other assets	177	3
Accounts payable, accrued liabilities and deferred revenue	(3,235)	1,075
Deferred lease credits and other long-term liabilities	453	529
Net cash provided by operating activities	12,301	9,857

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,787)	(8,828)
Changes in restricted investments	884	-
Proceeds from sales and maturities of marketable securities	3,972	1,765
Purchases of marketable securities	-	(917)
Net cash provided by/(used in) investing activities	1,069	(7,980)

Cash flows from financing activities:
Net proceeds from issuance of common stock	450	544
Purchase of common stock	(6,564)	-
Excess tax benefit from exercise of stock options	28	30
Net cash provided by/(used in) financing activities	(6,086)	574

Increase in cash and cash equivalents	7,284	2,451
Cash and cash equivalents, beginning of period	4,719	15,312

Cash and cash equivalents, end of period	$12,003	$17,763

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,548	$2,772
Other cash flow information:
Cash paid for income taxes	21	119

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of March 29, 2009 and for the thirteen weeks ended March 29, 2009 and March 30, 2008 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 28, 2008 (the “2008 Form 10-K”).

The results of operations for the thirteen weeks ended March 29, 2009 are not necessarily indicative of the results expected for the full year.

Comprehensive Income

For the thirteen weeks ended March 29, 2009 and March 30, 2008, comprehensive income was $3,010,000 and $2,172,000, respectively.  Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,567,229 and 1,109,443 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended March 29, 2009 and March 30, 2008, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended
	March 29, 2009	March 30, 2008

Basic weighted average shares outstanding	13,039	13,956
Incremental shares from assumed exercise of stock options	202	281
Diluted weighted average shares outstanding	13,241	14,236

2.	Fair Value Measurements

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements.   The Company adopted the standard for financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. Effective December 29, 2008, the Company adopted the remaining provisions of FAS No. 157 that were initially delayed by FSP FAS No. 157-2.  The adoption of the remaining provisions of FAS No. 157 as it relates to nonfinancial assets and liabilities did not have a material impact on our financial position or results of operations.  As of the thirteen weeks ended March 29, 2009, no changes were made to the recorded costs of long-lived assets under SFAS No.157.

SFAS No. 157 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

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

The Company uses the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Assets measured at fair value on a recurring basis are summarized below (in thousands):

March 29,
2009
Short-term marketable securities	$4,558
Restricted cash (included in other assets, net)	2,442
$7,000

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	March 29,	December 28,
	2009	2008
Green coffee	$14,153	$17,732
Other inventory	8,419	8,392
Total	$22,572	$26,124

4.	Stock Purchase Program

On September 6, 2006, the Company's Board of Directors authorized the Company to purchase up to one million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K.  During the thirteen weeks ended March 29, 2009, the Company purchased and retired 58,759 shares of common stock, at an average price of $20.38, in accordance with the stock purchase program.  No shares remain available for purchase under this stock purchase program.

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K.  During the thirteen weeks ended March 29, 2009, the Company purchased and retired 264,112 shares of common stock, at an average price of $20.32, in accordance with the stock purchase program.  Purchases under the program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

In total, the Company purchased 322,871 shares at an average price of $20.33 during the thirteen weeks ended March 29, 2009.

5.	Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the consolidated statements of income as follows (in thousands):

	Thirteen weeks ended
	March 29, 2009	March 30, 2008
Stock-based compensation expense	$592	$618
ESPP expense	51	50
Total	$643	$668
Tax benefit	$262	$272

There were no stock options granted during the thirteen week period ended March 29, 2009. The estimated fair value per stock option granted for the thirteen week period ended March 30, 2008 was $8.81.  The estimated fair value per award granted under the Company’s Employee Stock Purchase Plan (“ESPP”) for the thirteen week periods ended March 29, 2009 and March 30, 2008 was $5.96 and $6.37, respectively.

6.	Line of Credit

On November 26, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”).  The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

Through March 29, 2009, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of March 29, 2009.

7.	Legal Proceedings

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue
For the thirteen weeks ended March 29, 2009
Net revenue	$47,982	100.0%	$24,122	100.0%		$72,104	100.0%
Cost of sales and occupancy	20,525	42.8%	12,043	49.9%		32,568	45.2%
Operating expenses	19,756	41.2%	5,415	22.4%		25,171	34.9%
Depreciation and amortization	2,762	5.8%	427	1.8%	$418	3,607	5.0%
Segment operating income	4,939	10.3%	6,237	25.9%	(6,356)	4,820	6.7%
Interest income					78	78
Income before income taxes						4,898
Total assets	58,885		16,248		96,807	171,940
Capital expenditures	1,731		707		1,349	3,787

For the thirteen weeks ended March 30, 2008
Net revenue	$44,609	100.0%	$22,526	100.0%		$67,135	100.0%
Cost of sales and occupancy	20,356	45.6%	11,633	51.6%		31,989	47.6%
Operating expenses	19,026	42.7%	4,503	20.0%		23,529	35.0%
Depreciation and amortization	2,378	5.3%	340	1.5%	$352	3,070	4.6%
Segment operating income	2,849	6.4%	6,050	26.9%	(5,914)	2,985	4.4%
Interest income					304	304
Income before income taxes						3,289
Total assets	60,361		13,562		109,408	183,331
Capital expenditures	3,987		441		4,400	8,828

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•
Increases in the cost and decreases in availability of high quality Arabica coffee beans could impact our profitability and growth of our business. Although we do not purchase coffee on the commodity markets, price movements in the commodity trading of coffee impact the prices we pay. Coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. If costs increase and we are unable to pass along increased coffee costs, our margin will decrease and our profitability will decrease accordingly. In addition, if we are not able to purchase sufficient quantities of high quality Arabica beans due to any of the above factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

•
Because we have only one roasting facility, a significant interruption in the operation of our roasting and distribution facility could potentially disrupt our operations.  A significant interruption in the operation of our roasting and distribution facility, whether as a result of a natural disaster, pandemic or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant.  Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately.  Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults.  The impact of a major earthquake on our facilities, infrastructure and overall operations is difficult to predict and an earthquake could seriously disrupt our entire business.

•
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

For a discussion of additional material risks and uncertainties that the Company faces, see the discussion in the 2008 Form 10-K titled “Risk Factors.”

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

Our net revenues depend significantly on consumer confidence and spending, which have recently deteriorated due to the recession and may remain depressed for the foreseeable future.  The current recession or a worsening of the United States and global economy could materially adversely affect our business as our revenues depend significantly on consumer confidence and spending.  We believe that the current recession negatively impacted our net revenues in 2008 and the first quarter of 2009. Despite revenue growth that was less than our plan, we were able to increase our net earnings per share by 53% over the same period last year primarily by leveraging our infrastructure investments and diligently managing our costs.   We plan to open approximately 6 to 8 new stores for the remainder of 2009, in addition to the two new stores we opened in the first quarter.

Results of Operations

The following discussion on results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended
	March 29,	March 30,
	2009	2008
Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	45.2	47.6
Operating expenses	34.9	35.0
General and administrative expenses	8.2	8.3
Depreciation and amortization expenses	5.0	4.6
Income from operations	6.7	4.5
Interest income	0.1	0.5
Income before income taxes	6.8	5.0
Income tax provision	2.6	1.8
Net income	4.2%	3.2%

Percent of net revenue by business segment:
Retail stores	66.5%	66.4%
Specialty sales	33.5	33.6

Percent of net revenue by business category:
Whole bean coffee and related products	51.7%	53.3%
Beverages and pastries	48.3	46.7

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	42.8%	45.6%
Specialty sales	49.9	51.6

Operating expenses as a percent of segment revenue:
Retail stores	41.2%	42.7%
Specialty sales	22.4	20.0

Percent increase (decrease) from prior year:
Net Revenue	7.4%	16.7%
Retail stores	7.6	14.3
Specialty sales	7.1	21.8
Cost of sales and related occupancy expenses	1.8	17.6
Operating expenses	7.0	18.8
General and administrative expenses	6.8	(6.4)
Depreciation and amortization expenses	17.5	12.5

Selected operating data:
Number of retail stores in operation
Beginning of the period	188	166
Store openings	2	9
Store closures	-	-
End of the period	190	175

Thirteen Weeks Ended March 29, 2009 Compared to Thirteen Weeks Ended March 30, 2008

Net revenue

Net revenue for the thirteen weeks ended March 29, 2009 increased $5.0 million, or 7.4%, versus the same period in 2008 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 4.1% to $37.3 million. Net revenue from beverages and pastries increased 11.1% to $34.8 million.

In the retail segment, net revenue increased $3.4 million, or 7.6%, compared to the same period in 2008 primarily as a result of increased sales from the 16 new stores we opened in the last 12 months. During the first quarter of 2009, we opened 2 new stores compared to 9 during the same period in 2008. Sales of whole bean coffee and related products in the retail segment increased by 7.0% to $14.2 million, while sales of beverages and pastries increased by 7.8% to $33.8 million. The increase in net revenue was primarily related to sales at the stores we opened in 2008 and 2009.  In addition, although the increased availability of Peet’s coffee in grocery stores continues to cannibalize whole bean sales in retail, sales in existing retail stores slightly increased over the prior year period primarily due to two special offering coffees.

In the specialty sales segment, net revenue increased $1.6 million, or 7.1%, compared to the first quarter of 2008. The increase in grocery was primarily due to new business we added in the eastern U.S. in the last two years.  We added approximately 1,500 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 8,400. Net revenue in foodservice and office coffee sales increased 10.1% primarily due to new foodservice accounts.

	Thirteen weeks ended
(dollars in thousands)	March 29, 2009	March 30, 2008	Increase/(Decrease)
Grocery	$13,387	$12,061	$1,326	11.0%
Foodservice and office	6,706	6,092	614	10.1%
Home delivery	4,029	4,373	(344)	-7.9%
Total specialty	$24,122	$22,526	$1,596	7.1%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.6% in the first quarter of 2008 to 45.2% in the first quarter of 2009.   The decrease from last year was due to cost control measures in the plant and retail stores, higher prices in retail and grocery, favorable product mix in foodservice and office, and lower milk and shipping costs, partially offset by higher green coffee costs.

For the remainder of the year, we expect continued savings from cost control measures and leverage of the roasting facility and neutral commodity costs in aggregate.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees.  Operating expenses increased to $25.2 million, compared to $23.5 million for the first quarter of 2008, but decreased slightly as a percentage of net revenue to 34.9%, compared to 35.0%, for the first quarter of 2008.  The decrease was primarily due to cost control measures in the retail business.

In the retail segment, operating expenses as a percent of net revenue decreased from 42.7% for the first quarter of 2008 to 41.2% for the first quarter of 2009 primarily due to cost control measures to lower training expenses, lower repairs expenses and lower supplies expenses, as well as leveraging of retail overhead costs.

As a percent of net revenue, specialty operating expenses increased from 20.0% for the first quarter of 2008 to 22.4% for the first quarter of 2009. The increase was primarily due to higher costs in grocery to support the expansion of the direct store delivery sales system into the eastern U.S.

General and administrative expenses

General and administrative expenses increased to $5.9 million compared to $5.6 million for the same period last year driven by higher payroll related costs.

Depreciation and amortization expenses

Depreciation and amortization expenses increased to $3.6 million, compared to $3.1 million for the corresponding period last year. The increase was primarily due to the opening of 16 new retail stores in the last 12 months.

Interest income

We invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.1 million in interest income in the first quarter of 2009, compared to $0.3 million for the same period last year.  The difference was due to lower average cash balances and lower yields during the first quarter of 2009 compared to the same period in 2008.

Income tax provision

The effective income tax rate for the first quarter of 2009 is 37.7% compared to 36.4% during the first quarter of 2008 due to normal quarter to quarter rate fluctuations.

The Company does not expect the unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At March 29, 2009 we had $12.0 million in cash and cash equivalents and $4.6 million in short-term marketable securities for a total of $16.6 million. Working capital was $35.0 million as of March 29, 2009.

Net cash provided by operations was $12.3 million for the thirteen weeks ended March 29, 2009 compared to $9.9 million for the same prior year period. Operating cash flows were positively impacted by higher net income, net of depreciation expense, timing of coffee purchases compared to the corresponding prior year period, and other changes in working capital.

Net cash provided by investing activities was $1.1 million for the thirteen weeks ended March 29, 2009 compared to a net use of $8.0 million in the prior year. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirteen week period ended March 29, 2009, we purchased property, plant and equipment totaling $3.8 million primarily related to improvements to existing stores, new stores and information technology support systems and hardware to support our growing infrastructure.  Proceeds from maturities net of purchases of marketable securities and from a release of restricted investments totaled $4.9 million.

Net cash used by financing activities for the thirteen weeks ended March 29, 2009 was $6.1 million primarily from the repurchase of our common stock, offset by proceeds from stock option exercises.

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

The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios, such as Current Ratio, Leverage Ratio, EBITDAR Coverage Ratio, and minimum net income as defined in the agreement.  In addition, events of default that permit the Bank to accelerate the Company’s outstanding obligations, include nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. Through March 29, 2009, there were no borrowings outstanding under this agreement and unused borrowing capacity under the credit agreement was $25.0 million as of March 29, 2009.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of March 29, 2009, we had approximately $35.6 million in open fixed-priced purchase commitments and approximately $0.4 million in not-yet-priced commitments for a total of approximately $36.0 million with delivery dates ranging from April 2009 through July 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 29, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2008 – February 1, 2009 (1), (2)	128,846	$20.33	1,070,087	929,913
February 2, 2009 – March 1, 2009 (2)	89,508	$20.55	1,159,595	840,405
March 2, 2009 – March 29, 2009 (2)	104,517	$20.14	1,264,112	735,888
Total	322,871	$20.33	1,264,112	735,888
(1)
Repurchases were made pursuant a stock repurchase program announced on September 6, 2006 providing for the repurchase of up to one million shares of the Company’s common stock with no deadline for completion.  In January 2009, this plan was completed.

(2)
Repurchases were made pursuant a stock repurchase program announced on October 27, 2008, providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion.  Purchases under the program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

PEET’S COFFEE & TEA, INC.

Date: May 7, 2009	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary