Form 10-Q
period 2009-06-28
PEETS COFFEE & TEA INC
filed 2009-08-06
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to __________________

Commission file number: 0-32233

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of August 2, 2009, 12,973,769 shares of registrant’s Common Stock were outstanding.

	INDEX
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits	18
	Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 28,	December 28,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$15,148	$4,719
Short-term marketable securities	5,548	8,600
Accounts receivable, net	9,565	11,924
Inventories	29,473	26,124
Deferred income taxes - current	2,922	2,922
Prepaid expenses and other	4,998	7,193
Total current assets	67,654	61,482

Property, plant and equipment, net	109,063	107,914
Deferred income taxes - non current	3,069	3,059
Other assets, net	2,801	3,897

Total assets	$182,587	$176,352

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$10,242	$9,858
Accrued compensation and benefits	8,058	8,852
Deferred revenue	5,008	6,350
Total current liabilities	23,308	25,060

Deferred lease credits	7,179	6,645
Other long-term liabilities	871	740
Total liabilities	31,358	32,445

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:12,944,000 and 13,174,000 shares	86,763	90,123
Accumulated other comprehensive income	4,255	34
Retained earnings	60,211	53,750

Total shareholders' equity	151,229	143,907

Total liabilities and shareholders' equity	$182,587	$176,352

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Retail stores	$48,840	$46,309	$96,823	$90,918
Specialty sales	24,725	23,746	48,847	46,272
Net revenue	73,565	70,055	145,670	137,190

Cost of sales and related occupancy expenses	32,953	32,240	65,521	64,229
Operating expenses	25,580	24,689	50,752	48,218
General and administrative expenses	6,074	5,434	12,012	10,996
Depreciation and amortization expenses	3,631	3,176	7,238	6,246
Total costs and expenses from operations	68,238	65,539	135,523	129,689

Income from operations	5,327	4,516	10,147	7,501

Interest income	48	202	126	506

Income before income taxes	5,375	4,718	10,273	8,007

Income tax provision	1,967	1,682	3,812	2,880

Net income	$3,408	$3,036	$6,461	$5,127

Net income per share:
Basic	$0.26	$0.22	$0.50	$0.37
Diluted	$0.26	$0.21	$0.49	$0.36

Shares used in calculation of net income per share:
Basic	12,915	13,916	12,977	13,936
Diluted	13,217	14,197	13,229	14,217

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	June 28,	June 29,
	2009	2008

Cash flows from operating activities:
Net income	$6,461	$5,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,304	7,322
Amortization of interest purchased	36	114
Stock-based compensation	1,508	1,297
Excess tax benefit from exercise of stock options	(249)	(68)
Tax benefit from exercise of stock options	124	52
Loss on disposition of assets and asset impairment	18	136
Deferred income taxes	(10)	(10)
Changes in other assets and liabilities:
Accounts receivable, net	2,359	(31)
Inventories	(3,349)	(2,884)
Prepaid expenses and other current assets	2,195	(2,006)
Other assets	184	(72)
Accounts payable, accrued liabilities and deferred revenue	(2,322)	(449)
Deferred lease credits and other long-term liabilities	665	1,091
Net cash provided by operating activities	15,924	9,619

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,853)	(14,943)
Proceeds from sales of property, plant and equipment	-	6
Changes in restricted investments	864	-
Proceeds from sales and maturities of marketable securities	7,607	5,597
Purchases of marketable securities	(370)	(917)
Net cash used in investing activities	(752)	(10,257)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,572	634
Purchase of common stock	(6,564)	(8,277)
Excess tax benefit from exercise of stock options	249	68
Net cash used in financing activities	(4,743)	(7,575)

Increase (decrease) in cash and cash equivalents	10,429	(8,213)
Cash and cash equivalents, beginning of period	4,719	15,312

Cash and cash equivalents, end of period	$15,148	$7,099

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,304	$3,673
Other cash flow information:
Cash paid for income taxes	2,136	4,972

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of June 28, 2009 and for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 28, 2008 (the “2008 Form 10-K”).

The results of operations for the thirteen and twenty-six weeks ended June 28, 2009 are not necessarily indicative of the results expected for the full year.

We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on August 6, 2009.

Recently Adopted Accounting Pronouncements:

On June 28, 2009, we adopted SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard required the Company to evaluate all subsequent events that occurred after the balance sheet date through the date and time the financial statements are issued.

Newly Issued Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for the Company on June 29, 2009. We do not expect that this standard will have a material impact on our consolidated financial statements upon adoption.

Comprehensive Income

For the thirteen weeks ended June 28, 2009 and June 29, 2008, comprehensive income was $7,671,000 and $2,989,000, respectively.  For the twenty-six weeks ended June 28, 2009 and June 29, 2008, comprehensive income was $10,682,000 and $5,161,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,380,920 and 1,221,139 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended June 28, 2009 and June 29, 2008, respectively and 1,408,319 and 1,164,475 for the twenty-six week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	13 weeks ended		26 weeks ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Basic weighted average shares outstanding	12,915	13,916	12,977	13,936
Incremental shares from assumed exercise of stock options	302	281	252	281
Diluted weighted average shares outstanding	13,217	14,197	13,229	14,217

2.	Fair Value Measurements

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements.   The Company adopted the standard for financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. Effective December 29, 2008, the Company adopted the remaining provisions of FAS No. 157 that were initially delayed by FSP FAS No. 157-2.  The adoption of the remaining provisions of FAS No. 157 as it relates to nonfinancial assets and liabilities did not have a material impact on our financial position or results of operations.  As of the twenty-six weeks ended June 28, 2009, no changes were made to the recorded costs of long-lived assets requiring disclosure under SFAS No.157.

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

The Company uses the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Assets measured at fair value on a recurring basis are summarized below (in thousands):

June 28,
2009
Short-term available-for-sale securities	$5,548
Restricted cash (included in other assets, net)	2,462
$8,010

Short-term available-for-sale securities include equity securities and interest-bearing, U.S. government, agency, and municipal securities. Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	June 28,	December 28,
	2009	2008
Green coffee	$20,618	$17,732
Other inventory	8,855	8,392
Total	$29,473	$26,124

4.	Stock Purchase Program

On September 6, 2006, the Company's Board of Directors authorized the Company to purchase up to one million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K.  No share purchases were made during the thirteen weeks ended June 28, 2009. During the twenty-six weeks ended June 28, 2009, the Company purchased and retired 58,759 shares of common stock, at an average price of $20.38, in accordance with this stock purchase program.  No shares remain available for purchase under this stock purchase program.

On October 27, 2008, the Board of Directors approved another stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K.  No share purchases were made during the thirteen weeks ended June 28, 2009. During the twenty-six weeks ended June 28, 2009, the Company purchased and retired 264,112 shares of common stock, at an average price of $20.32, in accordance with the stock purchase program.  Purchases under this stock purchase program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

5.	Stock-Based Compensation

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Changes in stock options were as follows:
			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 28, 2008	2,696,019	$21.68	5.82	$8,753
Granted	377,074	26.27
Canceled	(67,765)	26.37
Exercised	(67,928)	17.04
Oustanding at June 28, 2009	2,937,400	$22.27	6.00	$13,015
Vested or expected to vest, June 28, 2009	2,759,400	$22.01	5.82	$12,915
Exercisable at June 28, 2009	1,914,642	$19.99	4.63	$12,379

 Stock-Based Compensation
Stock-based compensation expense consists of and was recognized in the consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Stock option expense	$802	$571	$1,394	$1,190
Employee stock purchase plan expense	63	58	114	107
Total	$865	$629	$1,508	$1,297

Tax benefit	$352	$256	$615	$529

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	June 28, 2009	June 29, 2008
Expected term (in years)	5.7	5.2
Expected stock price volatility	37.6%	34.3%
Risk-free interest rate	2.9%	3.7%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$10.56	$8.81

6.	Line of Credit

On November 26, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”).  The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

Through June 28, 2009, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of June 28, 2009.

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

We may from time to time become involved in certain legal proceedings in the ordinary course of business.  The Company is not a party to any other legal proceedings that management believes may have a material adverse effect on the financial position or results of operations of the Company.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended June 28, 2009
Net revenue	$48,840	100.0%	$24,725	100.0%		$73,565	100.0%
Cost of sales and occupancy	21,226	43.5%	11,727	47.4%		32,953	44.8%
Operating expenses	20,173	41.3%	5,407	21.9%		25,580	34.8%
Depreciation and amortization	2,780	5.7%	435	1.8%	$416	3,631	4.9%
Segment operating income	4,661	9.5%	7,156	28.9%	(6,490)	5,327	7.2%
Interest income					48	48
Income before income taxes						5,375
Total assets	59,578		15,822		107,187	182,587
Capital expenditures	2,040		23		3,003	5,066

For the thirteen weeks ended June 29, 2008
Net revenue	$46,309	100.0%	$23,746	100.0%		$70,055	100.0%
Cost of sales and occupancy	20,706	44.7%	11,534	48.6%		32,240	46.0%
Operating expenses	19,825	42.8%	4,864	20.5%		24,689	35.2%
Depreciation and amortization	2,509	5.4%	317	1.3%	$350	3,176	4.5%
Segment operating income	3,269	7.1%	7,031	29.6%	(5,784)	4,516	6.4%
Interest income					202	202
Income before income taxes						4,718
Total assets	57,276		14,014		107,444	178,734
Capital expenditures	3,866		543		1,706	6,115

For the twenty-six weeks ended June 28, 2009
Net revenue	$96,823	100.0%	$48,847	100.0%		$145,670	100.0%
Cost of sales and occupancy	41,751	43.1%	23,770	48.7%		65,521	45.0%
Operating expenses	39,929	41.2%	10,823	22.2%		50,752	34.8%
Depreciation and amortization	5,542	5.7%	862	1.8%	$834	7,238	5.0%
Segment operating income	9,601	9.9%	13,392	27.4%	(12,846)	10,147	7.0%
Interest income					126	126
Income before income taxes						10,273
Total assets	59,578		15,822		107,187	182,587
Capital expenditures	3,771		730		4,352	8,853

For the twenty-six weeks ended June 29, 2008
Net revenue	$90,918	100.0%	$46,272	100.0%		$137,190	100.0%
Cost of sales and occupancy	41,062	45.2%	23,167	50.1%		64,229	46.8%
Operating expenses	38,851	42.7%	9,367	20.2%		48,218	35.1%
Depreciation and amortization	4,887	5.4%	657	1.4%	$702	6,246	4.6%
Segment operating income	6,118	6.7%	13,081	28.3%	(11,698)	7,501	5.5%
Interest income					506	506
Income before income taxes						8,007
Total assets	57,276		14,014		107,444	178,734
Capital expenditures	7,853		984		6,106	14,943

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our planned geographic expansion of our retail presence; our plans to open new retail stores; our plans to expand into new grocery markets; and our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures; and our anticipated working capital needs and the adequacy of our capital resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

We believe growth opportunities exist in all of our distribution channels.  We believe that our specialty sales can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and have higher customer awareness.  We expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the foodservice and office environment. In grocery, we expect to continue to expand into new markets although the full extent of our penetration will depend upon the development of specialty coffee as a category in many markets.  In addition to the Peet’s brand, we recently entered into a licensing agreement with privately held Godiva® Chocolatier, Inc. to sell and distribute a premium line of Godiva brand coffees in the grocery channel.  We expect to begin to sell Godiva coffee in the fourth quarter of 2009.

Coffee commodity costs began to decline in July 2008 after over four years of increases above the prior three to four year range.  We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market.

Our net revenues depend significantly on consumer confidence and spending, which have recently deteriorated due to the recession and may remain depressed for the foreseeable future.  The current recession or a worsening of the United States and global economy could materially adversely affect our business as our revenues depend significantly on consumer confidence and spending.  We believe that the current recession negatively impacted our rate of growth in 2008 and the first half of 2009. Despite the recession, we have been able to grow our revenues by opening new retail stores, adding new foodservice accounts, and growing our business in our current grocery customer base. In addition, despite achieving revenue growth that was less than our plan, we were able to increase our net earnings per share by 24% and 36% for the thirteen and twenty-six week periods ended June 28, 2009, respectively, over the same periods last year primarily by leveraging our infrastructure investments and diligently managing our costs.   We plan to open five new stores for the remainder of 2009, in addition to the four new stores we opened in the first and second quarters.

Results of Operations

The following discussion on results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	44.8	46.0	45.0	46.8
Operating expenses	34.8	35.2	34.8	35.1
General and administrative expenses	8.3	7.8	8.2	8.0
Depreciation and amortization expenses	4.9	4.5	5.0	4.6
Income from operations	7.2	6.5	7.0	5.5
Interest income	0.1	0.3	0.1	0.4
Income before income taxes	7.3	6.8	7.1	5.9
Income tax provision	2.7	2.4	2.6	2.1
Net income	4.6%	4.4%	4.5%	3.8%

Percent of net revenue by business segment:
Retail stores	66.4%	66.1%	66.5%	66.3%
Specialty sales	33.6	33.9	33.5	33.7

Percent of net revenue by business category:
Whole bean coffee and related products	50.4%	52.3%	51.0%	52.8%
Beverages and pastries	49.6	47.7	49.0	47.2

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	43.5%	44.7%	43.1%	45.2%
Specialty sales	47.4	48.6	48.7	50.1

Operating expenses as a percent of segment revenue:
Retail stores	41.3%	42.8%	41.2%	42.7%
Specialty sales	21.9	20.5	22.2	20.2

Percent increase (decrease) from prior year:
Net Revenue	5.0%	16.6%	6.2%	16.6%
Retail stores	5.5	13.1	6.5	13.7
Specialty sales	4.1	24.1	5.6	23.0
Cost of sales and related occupancy expenses	2.2	13.6	2.0	15.6
Operating expenses	3.6	15.6	5.3	17.1
General and administrative expenses	11.8	1.4	9.2	(2.7)
Depreciation and amortization expenses	14.3	22.8	15.9	17.5

Selected operating data:
Number of retail stores in operation
Beginning of the period	190	175	188	166
Store openings	2	4	4	13
Store closures	-	-	-	-
End of the period	192	179	192	179

Thirteen Weeks Ended June 28, 2009 Compared to Thirteen Weeks Ended June 29, 2008

Net revenue

Net revenue for the thirteen weeks ended June 28, 2009 increased $3.5 million, or 5.0%, versus the same period in 2008 as a result of the continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 1.1% to $37.1 million. Net revenue from beverages and pastries increased 9.3% to $36.5 million.

In the retail segment, net revenue increased $2.5 million, or 5.5%, compared to the same period in 2008 primarily as a result of increased sales from the 14 new stores we opened in the last 12 months. During the second quarter of 2009, we opened 2 new stores compared to 4 during the same period in 2008. Sales of whole bean coffee and related products in the retail segment increased by 4.9% to $13.5 million, while sales of beverages and pastries increased by 5.7% to $35.3 million.

In the specialty sales segment, net revenue increased $1.0 million, or 4.1%, compared to the second quarter of 2008. The increase in grocery was due to new business we added in both the Western and Eastern U.S. in the last two years and the price increase in the West in August 2008.  We added approximately 1,200 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 8,400. Net revenue in foodservice and office coffee sales was flat compared to the same prior year period attributable to lower volumes in existing accounts offset by new accounts added over the last 12 months. Home delivery is down from last year as we are converting some loyal mail order customers in the Eastern U.S. to grocery as we increase availability in grocery stores.

Specialty Sales
	Thirteen weeks ended
	June 28,	June 29,
(dollars in thousands)	2009	2008	Increase/(Decrease)
Grocery	$13,835	$12,659	$1,176	9.3%
Foodservice and office	6,855	6,842	13	0.2%
Home delivery	4,035	4,245	(210)	-5.0%
Total specialty	$24,725	$23,746	$979	4.1%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 46.0% in the second quarter of 2008 to 44.8% in the second quarter of 2009.   The decrease from last year was due to lower milk and shipping costs, cost control measures and leverage of the roasting facility, and higher prices in retail and grocery, and, partially offset by higher green coffee costs.  For the remainder of the year, we expect continued savings from cost control measures and leverage of the roasting facility and neutral commodity costs in aggregate.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees.  Operating expenses increased to $25.6 million, compared to $24.7 million for the second quarter of 2008, but decreased slightly as a percentage of net revenue to 34.8%, compared to 35.2% for the second quarter of 2008.

In the retail segment, operating expenses as a percent of net revenue decreased from 42.8% for the second quarter of 2008 to 41.3% for the second quarter of 2009 primarily due to lower training expenses, lower workers compensation expense, and leveraging of retail overhead costs.

As a percent of net revenue, specialty operating expenses increased from 20.5% for the second quarter of 2008 to 21.9% for the second quarter of 2009. The increase was primarily due to higher selling and distribution costs in grocery to support the expansion of the direct store delivery selling system in the Eastern U.S.

General and administrative expenses

General and administrative expenses increased to $6.1 million compared to $5.4 million for the same period last year driven by higher payroll related costs and a shift in timing of marketing expenses compared to the same prior year period, partially offset by lower recruiting costs.

 Depreciation and amortization expenses

Depreciation and amortization expenses increased to $3.6 million, compared to $3.2 million for the corresponding period last year. The increase was primarily due to the opening of 14 new retail stores in the last 12 months.

Interest income

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.05 million in interest income in the second quarter of 2009, compared to $0.2 million for the same period last year.  The difference was due primarily to lower yields as well as lower average cash balances during the second quarter of 2009 compared to the same period in 2008.

Income tax provision

The effective income tax rate for the second quarter of 2009 is 36.6% compared to 35.7% during the second quarter of 2008 due to normal quarter to quarter rate fluctuations.

The Company does not expect  unrecognized tax benefits to change significantly within the next 12 months.

Twenty-six Weeks Ended June 28, 2009 Compared to Twenty-six Weeks Ended June 29, 2008

Net revenue

Net revenue for the twenty-six weeks ended June 28, 2009 increased $8.5 million, or 6.2%, versus the same period in 2008 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 2.6% to $74.4 million. Net revenue from beverages and pastries increased 10.2% to $71.3 million.

In the retail segment, net revenue increased $5.9 million, or 6.5%, compared to the same period in 2008 primarily as a result of increased sales from the 14 new stores we opened in the last 12 months. During the first half of 2009, we opened 4 new stores compared to 13 during the same period in 2008. Sales of whole bean coffee and related products in the retail segment increased by 5.9% to $27.8 million, while sales of beverages and pastries increased by 6.7% to $69.0 million.

In the specialty sales segment, net revenue increased $2.6 million, or 5.6%, compared to the first half of 2008. The increase in grocery was primarily due to new business we added in both the Western and Eastern U.S. in the last two years and the price increase in the West in August 2008.   We added approximately 1,200 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 8,400.  Net revenue in foodservice and office increased 4.8%, primarily due to new foodservice accounts. Home delivery is down from last year as we are converting some loyal mail order customers in the Eastern U.S. to grocery as we increase availability in grocery stores.

Specialty Sales	Twenty-six weeks ended
(dollars in thousands)	June 28, 2009	June 29, 2008	Increase/(Decrease)
Grocery	$27,222	$24,720	$2,502	10.1%
Foodservice and office	13,561	12,934	627	4.8%
Home delivery	8,064	8,618	(554)	-6.4%
Total specialty	$48,847	$46,272	$2,575	5.6%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 46.8% in the first half of 2008 to 45.0% in the first half of 2009.   The decrease from last year was due to lower milk and shipping costs, cost control measures and leverage of the roasting facility, and higher prices in retail and grocery, partially offset by higher green coffee costs.

For the remainder of the year, we expect continued savings from cost control measures and leverage of the roasting facility and neutral commodity costs in aggregate.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees.  Operating expenses increased to $50.8 million compared to $48.2 million for the first half of 2008, but decreased slightly as a percentage of net revenue to 34.8% compared to 35.1% for the first half of 2008.

In the retail segment, operating expenses as a percent of net revenue decreased from 42.7% for the first half of 2008 to 41.2% for the first half of 2009, primarily due to lower training expenses and leveraging of retail overhead costs.

As a percent of net revenue, specialty operating expenses increased from 20.2% for the first half of 2008 to 22.2% for the first half of 2009. The increase was primarily due to higher selling and distribution costs in grocery to support the expansion of the direct store delivery selling system in the Eastern U.S.

General and administrative expenses

General and administrative expenses increased to $12.0 million compared to $11.0 million for the same period last year driven by higher payroll related costs and a shift in timing of marketing expenses compared to the same prior year period, partially offset by lower recruiting costs.

Depreciation and amortization expenses

Depreciation and amortization expenses increased to $7.2 million, compared to $6.2 million for the corresponding period last year. The increase was primarily due to the opening of 14 new retail stores in the last 12 months.

Interest income

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.1 million in interest income in the first half of 2009 compared to $0.5 million for the same period last year.  The difference was due to lower average cash balances and lower yields during the second quarter of 2009 compared to the same period in 2008.

Income tax provision

The effective income tax rate for the first half of 2009 is 37.1% compared to 36.0% during the first half of 2008 due to normal quarter to quarter rate fluctuations.

The Company does not expect  unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At June 28, 2009 we had $15.2 million in cash and cash equivalents and $5.5 million in short-term marketable securities for a total of $20.7 million. Working capital was $44.3 million as of June 28, 2009.

Net cash provided by operations was $15.9 million for the twenty-six weeks ended June 28, 2009 compared to $9.6 million for the same prior year period. Operating cash flows were positively impacted by higher net income, net of depreciation expense, the timing of federal income tax payments, improved accounts receivable collections, as well as other changes in working capital.

Net cash used by investing activities was $0.8 million for the twenty-six weeks ended June 28, 2009 compared to a net cash use of $10.3 million in the prior year. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the twenty-six week period ended June 28, 2009, we purchased property, plant and equipment totaling $8.9 million primarily related to improvements to existing stores, new stores and information technology support systems and hardware to support our growing infrastructure and we purchased $0.4 million of marketable securities.  Cash used for purchases of property, plant and equipment decreased by $6.1 million compared to the same period last year due primarily to fewer new retail store openings.  Proceeds from maturities net of purchases of marketable securities and from a release of restricted investments totaled $8.5 million.

Net cash used by financing activities for the twenty-six weeks ended June 28, 2009 was $4.7 million compared to $7.5 million for the twenty-six weeks ended June 29, 2008, and primarily relates to  the repurchase of our common stock, offset by proceeds from stock option exercises.

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

The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios, such as Current Ratio, Leverage Ratio, EBITDAR Coverage Ratio, and minimum net income as defined in the agreement.  In addition, events of default that permit the Bank to accelerate the Company’s outstanding obligations, include nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. Through June 28, 2009, there were no borrowings outstanding under this agreement and unused borrowing capacity under the credit agreement was $25.0 million as of June 28, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in equity securities and interest-bearing, U.S. government, agency, and municipal securities. These financial instruments are subject to stock market volatility and fluctuations of daily interest rates. Therefore our investment portfolio is exposed to market risk from these changes.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of June 28, 2009, we had approximately $27.1 million in open fixed-priced purchase commitments and approximately $1.9 million in not-yet-priced commitments for a total of approximately $29.0 million with delivery dates ranging from July 2009 through July 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of June 28, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We may from time to time become involved in certain legal proceedings in the ordinary course of business.  The Company is not a party to any other legal proceedings that management believes may have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of the Company was held on May 20, 2009.  Gerald Baldwin, Hilary Billings, and Elizabeth Sartain were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2012 or until his or her successor is elected and qualified.  There were 12,192,328 votes cast in the election of directors.  The voting regarding each nominee was as follows:

	For	Withheld	Non-votes

Gerald Baldwin	8,882,219	3,310,109	687,968
Hilary Billings	12,001,270	191,058	687,968
Elizabeth Sartain	12,013,788	178,540	687,968

The following directors' term of office as a director continued after the meeting: David Deno, Michael Linton, Jean-Michel Valette, Patrick J. O’Dea, and Ted W. Hall.

Further, the selection of Deloitte & Touche LLP as independent registered public accountants for the fiscal year was ratified.  The matter was approved with 12,022,138 votes for, 162,038 votes withheld, and 8,152 votes abstained.  Of the total shares outstanding on the date of record, 687,968 shares were not voted.

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

PEET’S COFFEE & TEA, INC.

Date: August 6, 2009	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary