Form 10-Q
period 2009-09-27
PEETS COFFEE & TEA INC
filed 2009-11-06
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of October 30, 2009 12,995,078 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)
	September 27,	December 28,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$16,966	$4,719
Short-term marketable securities	4,232	8,600
Accounts receivable, net	10,682	11,924
Inventories	30,564	26,124
Deferred income taxes - current	2,907	2,922
Prepaid expenses and other	8,029	7,193
Total current assets	73,380	61,482

Property, plant and equipment, net	106,900	107,914
Deferred income taxes - non current	3,146	3,059
Other assets, net	2,764	3,897

Total assets	$186,190	$176,352

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$8,811	$9,858
Accrued compensation and benefits	9,568	8,852
Deferred revenue	4,759	6,350
Total current liabilities	23,138	25,060

Deferred lease credits	7,264	6,645
Other long-term liabilities	950	740
Total liabilities	31,352	32,445

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:12,983,000 and 13,174,000 shares	88,320	90,123
Accumulated other comprehensive income	3,838	34
Retained earnings	62,680	53,750

Total shareholders' equity	154,838	143,907

Total liabilities and shareholders' equity	$186,190	$176,352

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Retail stores	$47,863	$45,911	$144,686	$136,829
Specialty sales	26,042	22,575	74,889	68,847
Net revenue	73,905	68,486	219,575	205,676

Cost of sales and related occupancy expenses	34,291	32,249	99,812	96,478
Operating expenses	26,052	24,715	76,804	72,934
General and administrative expenses	5,770	5,237	17,782	16,233
Depreciation and amortization expenses	3,962	3,150	11,200	9,395
Total costs and expenses from operations	70,075	65,351	205,598	195,040

Income from operations	3,830	3,135	13,977	10,636

Interest (expense) income, net	(15)	130	111	636

Income before income taxes	3,815	3,265	14,088	11,272

Income tax provision	1,346	1,247	5,158	4,127

Net income	$2,469	$2,018	$8,930	$7,145

Net income per share:
Basic	$0.19	$0.15	$0.69	$0.52
Diluted	$0.19	$0.15	$0.67	$0.51

Shares used in calculation of net income per share:
Basic	12,976	13,603	12,977	13,825
Diluted	13,343	13,899	13,267	14,111

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	September 27,	September 28,
	2009	2008

Cash flows from operating activities:
Net income	$8,930	$7,145
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,790	11,025
Amortization of interest purchased	36	157
Stock-based compensation	2,277	1,962
Excess tax benefit from exercise of stock options	(275)	(384)
Tax benefit from exercise of stock options	119	246
Loss on disposition of assets and asset impairment	184	216
Deferred income taxes	(72)	366
Changes in other assets and liabilities:
Accounts receivable, net	1,242	(1,355)
Inventories	(4,440)	(5,215)
Prepaid expenses and other current assets	(836)	(5,521)
Other assets	185	(81)
Accounts payable, accrued liabilities and deferred revenue	(1,904)	872
Deferred lease credits and other long-term liabilities	829	1,605
Net cash provided by operating activities	19,065	11,038

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,908)	(20,430)
Proceeds from sales of property, plant and equipment	-	67
Changes in restricted investments	878	-
Proceeds from sales and maturities of marketable securities	8,507	5,597
Purchases of marketable securities	(371)	(917)
Net cash used in investing activities	(2,894)	(15,683)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,365	2,855
Purchase of common stock	(6,564)	(10,017)
Excess tax benefit from exercise of stock options	275	384
Net cash used in financing activities	(3,924)	(6,778)

Increase (decrease) in cash and cash equivalents	12,247	(11,423)
Cash and cash equivalents, beginning of period	4,719	15,312

Cash and cash equivalents, end of period	$16,966	$3,889

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$716	$1,135
Other cash flow information:
Cash paid for income taxes	5,023	7,670

See notes to consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

The accompanying consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of September 27, 2009 and for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended December 28, 2008 (the “2008 Form 10-K”).

The results of operations for the thirteen and thirty-nine weeks ended September 27, 2009 are not necessarily indicative of the results expected for the full year.

We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on November 6, 2009.  See Note 9.

Recently Adopted Accounting Pronouncements:

The FASB Accounting Standards Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective for financial statements that cover interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. This standard did not have a material impact on our consolidated financial statements upon adoption.

On June 29, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of this SFAS did not have a material impact on our consolidated financial statements.

Comprehensive Income

For the thirteen weeks ended September 27, 2009 and September 28, 2008, comprehensive income was $2,052,000 and $1,951,000, respectively.  For the thirty-nine weeks ended September 27, 2009 and September 28, 2008, comprehensive income was $12,735,000 and $7,112,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,234,399 and 1,311,586 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended September 27, 2009 and September 28, 2008, respectively, and 1,389,932 and 1,226,647 for the thirty-nine week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks		Thirty-nine weeks
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Basic weighted average shares
outstanding	12,976	13,603	12,977	13,825
Incremental shares from assumed
exercise of stock options	367	296	290	286
Diluted weighted average shares
outstanding	13,343	13,899	13,267	14,111

2.	Fair Value Measurements

 The Company adopted a single authoritative definition of fair value, a framework for measuring fair value and expanded disclosure of fair value measurements for financial assets and liabilities as of the beginning of the 2008 fiscal year.  The impact of adoption was not significant. Effective December 29, 2008, the Company adopted the remaining provisions of the authoritative guidance relating to nonfinancial assets and liabilities. The adoption of the remaining provisions as it relates to nonfinancial assets and liabilities did not have a material impact on our financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities are categorized based on the inputs used to calculate their fair values as follows:

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

The Company uses the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Assets measured at fair value on a recurring basis are summarized below (in thousands):

September 27,
2009
Short-term available-for-sale securities	$4,232
Restricted cash (included in other assets, net)	2,448
$6,680

Short-term available-for-sale securities include equity securities and interest-bearing, U.S. government, agency, and municipal securities. Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended September 27, 2009, the Company recorded a charge of approximately $130,000 related to the impairment of assets at an under-performing store. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in operating expenses in the accompanying consolidated statements of income. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	September 27,	December 28,
	2009	2008
Green coffee	$20,188	$17,732
Other inventory	10,376	8,392
Total	$30,564	$26,124

4.	Stock Purchase Program

On September 6, 2006, the Company's Board of Directors authorized the Company to purchase up to one million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K.  No share purchases were made during the thirteen weeks ended September 27, 2009. During the thirty-nine weeks ended September 27, 2009, the Company purchased and retired 58,759 shares of common stock, at an average price of $20.38, in accordance with this stock purchase program.  No shares remain available for purchase under this stock purchase program.

On October 27, 2008, the Board of Directors approved another stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K.  No share purchases were made during the thirteen weeks ended September 27, 2009. During the thirty-nine weeks ended September 27, 2009, the Company purchased and retired 264,112 shares of common stock, at an average price of $20.32 in accordance with this stock purchase program.  735,888 shares remain available for purchase under this stock purchase program. Purchases under this stock purchase program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

5.	Stock-Based Compensation

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Changes in stock options were as follows:
			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 28, 2008	2,696,019	$21.68	5.82	$8,753
Granted	382,014	26.28
Canceled	(100,223)	25.34
Exercised	(80,784)	17.52
Oustanding at September 27, 2009	2,897,026	$22.28	5.74	$16,883
Vested or expected to vest, September 27, 2009	2,738,769	$22.11	5.61	$16,511
Exercisable at September 27, 2009	1,918,009	$20.07	4.41	$15,231

 Stock-Based Compensation
Stock-based compensation expense consists of and was recognized in the consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Stock-based compensation expense	$731	$577	$2,125	$1,767
Employee Stock Purchase Plan expense	37	88	152	195
Total	$768	$665	$2,277	$1,962

Tax benefit	$305	$271	$924	$800

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	September 27, 2009	September 28, 2008
Expected term (in years)	5.7	5.2
Expected stock price volatility	37.6%	34.3%
Risk-free interest rate	2.9%	3.7%
Expected dividend yield	0%	0%

Estimated fair value per option granted	$10.57	$8.82

6.	Line of Credit

On November 26, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association ( “Wells Fargo”).  The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

Through September 27, 2009, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of September 27, 2009.  See Note 9.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended September 27, 2009
Net revenue	$47,863	100.0%	$26,042	100.0%		$73,905	100.0%
Cost of sales and occupancy	21,179	44.2%	13,112	50.3%		34,291	46.4%
Operating expenses	20,488	42.8%	5,564	21.4%		26,052	35.3%
Depreciation and amortization	2,907	6.1%	463	1.8%	$592	3,962	5.4%
Segment operating income	3,289	6.9%	6,903	26.5%	(6,362)	3,830	5.2%
Interest income					(15)	(15)
Income before income taxes						3,815
Total assets	54,955		4,428		47,517	106,900
Capital expenditures	1,464		98		1,493	3,055

For the thirteen weeks ended September 28, 2008
Net revenue	$45,911	100.0%	$22,575	100.0%		$68,486	100.0%
Cost of sales and occupancy	21,130	46.0%	11,119	49.3%		32,249	47.1%
Operating expenses	19,940	43.4%	4,775	21.2%		24,715	36.1%
Depreciation and amortization	2,357	5.1%	372	1.6%	$421	3,150	4.6%
Segment operating income	2,484	5.4%	6,309	27.9%	(5,658)	3,135	4.6%
Interest income					130	130
Income before income taxes						3,265
Total assets	59,800		14,854		106,667	181,321
Capital expenditures	2,204		621		2,663	5,487

For the thirty-nine weeks ended September 27, 2009
Net revenue	$144,686	100.0%	$74,889	100.0%		$219,575	100.0%
Cost of sales and occupancy	62,930	43.5%	36,882	49.2%		99,812	45.5%
Operating expenses	60,417	41.8%	16,387	21.9%		76,804	35.0%
Depreciation and amortization	8,449	5.8%	1,325	1.8%	$1,426	11,200	5.1%
Segment operating income	12,890	8.9%	20,295	27.1%	(19,208)	13,977	6.4%
Interest income					111	111
Income before income taxes						14,088
Total assets	54,955		4,428		47,517	106,900
Capital expenditures	5,235		828		5,845	11,908

For the thirty-nine weeks ended September 28, 2008
Net revenue	$136,829	100.0%	$68,847	100.0%		$205,676	100.0%
Cost of sales and occupancy	62,191	45.5%	34,287	49.8%		96,478	46.9%
Operating expenses	58,791	43.0%	14,143	20.5%		72,934	35.5%
Depreciation and amortization	7,244	5.3%	1,029	1.5%	$1,122	9,395	4.6%
Segment operating income	8,603	6.3%	19,388	28.2%	(17,355)	10,636	5.2%
Interest income					636	636
Income before income taxes						11,272
Total assets	59,800		14,854		106,667	181,321
Capital expenditures	10,057		1,605		8,769	20,431

9.	Subsequent Events

On November 2, 2009, the Company, Marty Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Acquisition Sub”), and Diedrich Coffee, Inc., a Delaware corporation (“Diedrich”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) that contemplates the acquisition by the Company, through Acquisition Sub, of all of the outstanding common stock of Diedrich for a total purchase price of $214.0 million, including approximately $70.0 million in Peet’s common stock and $144.0 million in cash, of which approximately $124.0 million is expected to be funded with debt. The Merger Agreement contemplates a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of Diedrich common stock (the “Offer”), followed by a merger of Acquisition Sub with and into Diedrich (the “Merger”). In the Offer, the Company will deliver a combination of $17.33 in cash (the “Cash Component”) and a fraction of a share of the Company’s common stock having a numerator equal to $8.67 and a denominator equal to the Parent Average Stock Price (as defined in the Merger Agreement), provided that in no event will such fraction of a share exceed 0.315 of a share of the Company’s common stock, all of the foregoing cash and stock in exchange for each share of Diedrich common stock validly tendered in the Offer (and not withdrawn), subject to adjustment for stock splits, stock dividends and similar events. In addition, upon the acquisition by Acquisition Sub of shares of Diedrich common stock tendered in the Offer, all outstanding warrants and options to acquire Diedrich common stock will be converted into a combination of cash and shares of the Company’s common stock based on formulae set forth in the Merger Agreement, and certain of the options will vest in full as a result of the transactions contemplated by the Merger Agreement.  (Pursuant to the Merger Agreement Peet’s is defined as the “Parent”.)

The Merger Agreement provides that Acquisition Sub will use commercially reasonable efforts to commence the Offer as promptly as practicable after the date of the Merger Agreement.  The obligation of Acquisition Sub to accept for exchange and deliver consideration for shares of Diedrich common stock validly tendered in the Offer (and not withdrawn) is subject to a number of conditions set forth in the Merger Agreement, including (i) that more than 50% of the outstanding shares of Diedrich common stock (determined on a fully-diluted basis based on a formula set forth in the Merger Agreement) have been validly tendered (and not withdrawn) in the Offer and (ii) other conditions set forth in Exhibit B to the Merger Agreement. The obligation under the Merger Agreement of Acquisition Sub to accept for exchange and deliver consideration for shares of Diedrich common stock validly tendered in the Offer (and not withdrawn) is not subject to a financing condition.

The Merger Agreement further provides that, following the consummation of the Offer (and if necessary, the adoption of the Merger Agreement by Diedrich’s stockholders) and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Acquisition Sub will be merged with and into Diedrich, and Diedrich will become a wholly-owned subsidiary of the Company, and that upon consummation of the Merger, each then-outstanding share of Diedrich common stock held by persons other than the Company and Acquisition Sub, and stockholders of Diedrich who have properly preserved their appraisal rights under applicable law, will be converted into the right to receive the same combination of cash and fraction of a share of the Company’s common stock delivered in the Offer. The respective boards of directors of the Company and Diedrich have approved the Merger Agreement, the Offer and the Merger, and the Diedrich board of directors has agreed to recommend that Diedrich’s stockholders tender all of their outstanding shares of Diedrich common stock into the Offer and if necessary, vote in favor of the adoption of the Merger Agreement.

The Merger Agreement may be terminated by either the Company and Diedrich under certain circumstances set forth in the Merger Agreement, including the failure of the Offer to be consummated on or before March 31, 2010 and the failure of the minimum tender condition to the Offer.  If the Merger Agreement is terminated (a) in certain circumstances following the receipt by Diedrich of an alternative acquisition proposal, or (b) as a result of the Diedrich board of directors changing its recommendation in favor of the Offer and the Merger, Diedrich will be obligated to pay a termination fee to the Company.

Also on November 2, 2009, the Company entered into a commitment letter with Wells Fargo and Wells Fargo Securities, LLC (“WFS”), setting forth the material terms and conditions of:  (a) a senior secured revolving credit facility in an aggregate amount up to $40.0 million to be provided by Wells Fargo and a syndicate of financial institutions and other institutional lenders (the “Lenders”) to the Company, as borrower; and (b) one or more tranches of term loans in an aggregate amount up to $100.0 million to be provided by the Lenders to the Company, each of which is to be guaranteed by all existing and future subsidiaries of the Company. Wells Fargo and WFS have committed to provide the financing described in the commitment letter through the earliest to occur of (a) consummation of the Offer, (b) termination of the Merger Agreement, (c) April 1, 2010, if the Offer has not been consummated on or prior to March 31, 2010, (d) April 15, 2010, unless the commitment letter is terminated earlier by the Company. The commitment letter provides that the revolving credit facility and term loans would mature five years after the closing of the financing.

The Company intends to use the proceeds from the senior secured credit facilities, together with cash on hand at the Company to finance the Offer and Merger (and may also use the cash on hand at Diedrich to finance the Merger), the costs and expenses related to the Offer and the Merger and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the Merger. The senior credit facilities are subject to the negotiation of mutually acceptable credit or loan agreements and other mutually acceptable definitive documentation, which are expected to include customary representations and warranties, affirmative and negative covenants, provisions for security, mandatory prepayments upon the occurrence of certain events, financial covenants (including maximum total leverage ratio, minimum fixed charged coverage ratio and minimum net income tests) and provisions for events of default. The Lenders’ obligations to provide the financing are subject to the satisfaction of specified conditions, including that more than 50% of the shares of Diedrich common stock (determined on a fully-diluted basis based on a formula set forth in the Merger Agreement) have been validly tendered (and not withdrawn), no material adverse effect having occurred with respect to Diedrich, the absence of debt other than certain permitted debt, the accuracy of specified representations and warranties, compliance with a minimum earnings before interest, taxes, depreciation and rent (“EBITDAR”), requirement and a maximum total leverage ratio after giving effect to the Offer, and other customary conditions.  The Company expects the $25 million revolving line of credit discussed in Note 6 to be terminated upon closing of this credit facility.

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

For a discussion of additional material risks and uncertainties that the Company faces, see the discussion in the 2008 Form 10-K titled “Risk Factors.” In addition, we may face additional risks in connection with our pending acquisition of Diedrich Coffee, Inc. For a discussion of the risks in connection with the pending acquisition, see the additional risk factors set forth in Item 1A of this quarterly report on Form 10-Q.

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee and tea sold through multiple channels of distribution for home and away-from-home enjoyment.  Founded in Berkeley, California in 1966, Peet's has established a loyal customer base with strong brand awareness in California.  Our growth strategy is based on the sale of whole bean coffee, tea and high-quality beverages in multiple channels of distribution including our own retail stores, grocery, home delivery, and foodservice and office accounts throughout the United States.

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

We believe growth opportunities exist in all of our distribution channels. We believe that our specialty sales can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and have higher customer awareness. We expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the foodservice and office environment. In grocery, we expect to continue to expand into new markets although the full extent of our penetration will depend upon the development of specialty coffee as a category in many markets. In addition to the Peet’s brand, we recently entered into a licensing agreement with privately held Godiva® Chocolatier, Inc. to sell and distribute a premium line of Godiva brand coffees in the grocery channel. We began selling Godiva coffee in the last week of the third quarter of 2009.

Coffee commodity costs began to decline in July 2008 after over four years of increases above the prior three to four year range. We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market.

Our net revenues depend significantly on consumer confidence and spending, which have recently deteriorated due to the recession and may remain depressed for the foreseeable future. The current recession or a worsening of the United States and global economy could materially adversely affect our business as our revenues depend significantly on consumer confidence and spending. We believe that the current recession negatively impacted our rate of growth in 2008 and the first three quarters of 2009. Despite the recession, we have been able to grow our revenues by opening new retail stores, adding new foodservice accounts, and growing our business in our current grocery customer base. In addition, we were able to increase our net earnings per share by 27% and 31% for the thirteen and thirty-nine week periods ended September 27, 2009, respectively, over the same periods last year primarily by leveraging our infrastructure investments and diligently managing our costs. We plan to open one new store for the remainder of 2009, in addition to the seven new stores we opened in the first three quarters of 2009.

Pending Acquisition of Diedrich

On November 2, 2009, the Company, Acquisition Sub and Diedrich entered into the Merger Agreement that contemplates the acquisition by the Company, through Acquisition Sub, of all of the outstanding common stock of Diedrich for a total purchase price of $214.0 million, including approximately $70.0 million in Peet’s common stock and $144.0 million in cash, of which approximately $124.0 million is expected to be funded with debt. The Merger Agreement contemplates a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of Diedrich common stock (the “Offer”), followed by a merger of Acquisition Sub with and into Diedrich (the “Merger”). In the Offer, the Company will deliver a combination of $17.33 in cash and a fraction of a share of the Company’s common stock having a numerator equal to $8.67 and a denominator equal to the Parent Average Stock Price (as defined in the Merger Agreement), provided that in no event will such fraction of a share exceed 0.315 of a share of the Company’s common stock, all of the foregoing cash and stock in exchange for each share of Diedrich common stock validly tendered in the Offer (and not withdrawn), subject to adjustment for stock splits, stock dividends and similar events. In addition, upon the acquisition by Acquisition Sub of shares of Diedrich common stock tendered in the Offer, all outstanding warrants and options to acquire Diedrich common stock will be converted into a combination of cash and shares of the Company’s common stock based on formulae set forth in the Merger Agreement, and certain of the options will vest in full as a result of the transactions contemplated by the Merger Agreement. See Note 9 “Subsequent Events” to the Consolidated Financial Statements.

Results of Operations

The following discussion on results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.4	47.1	45.5	46.9
Operating expenses	35.3	36.1	35.0	35.5
General and administrative expenses	7.8	7.6	8.1	7.9
Depreciation and amortization expenses	5.4	4.6	5.1	4.6
Income from operations	5.1	4.6	6.3	5.1
Interest income	-	0.2	0.1	0.3
Income before income taxes	5.1	4.8	6.4	5.4
Income tax provision	1.8	1.8	2.3	2.0
Net income	3.3%	3.0%	4.1%	3.4%

Percent of net revenue by business segment:
Retail stores	64.8%	67.0%	65.9%	66.5%
Specialty sales	35.2	33.0	34.1	33.5

Percent of net revenue by business category:
Whole bean coffee and related products	52.7%	51.3%	52.6%	52.3%
Beverages and pastries	47.3	48.7	47.4	47.7

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	44.2%	46.0%	43.5%	45.5%
Specialty sales	50.3	49.3	49.2	49.8

Operating expenses as a percent of segment revenue:
Retail stores	42.8%	43.4%	41.8%	43.0%
Specialty sales	21.4	21.2	21.9	20.5

Percent increase from prior year:
Net Revenue	7.9%	12.5%	6.8%	15.2%
Retail stores	4.3	10.8	5.7	12.7
Specialty sales	15.4	16.3	8.8	20.7
Cost of sales and related occupancy expenses	6.3	10.7	3.5	13.9
Operating expenses	5.4	14.5	5.3	16.2
General and administrative expenses	10.2	6.3	9.5	-
Depreciation and amortization expenses	25.8	20.3	19.2	18.4

Selected operating data:
Number of retail stores in operation
Beginning of the period	192	179	188	166
Store openings	3	3	7	16
Store closures	-	(1)	-	(1)
End of the period	195	181	195	181

Thirteen Weeks Ended September 27, 2009 Compared to Thirteen Weeks Ended September 28, 2008

Net revenue

Net revenue for the thirteen weeks ended September 27, 2009 increased $5.4 million, or 7.9%, versus the same period in 2008 as a result of the continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 10.9% to $39.0 million. Net revenue from beverages and pastries increased 4.8% to $35.0 million.

In the retail segment, net revenue increased $2.0 million, or 4.3%, compared to the same period in 2008 primarily as a result of increased sales from the 14 new stores we opened in the last 12 months. Sales of whole bean coffee and related products in the retail segment increased by 3.4% to $13.0 million, while sales of beverages and pastries increased by 4.6% to $34.9 million.

In the specialty sales segment, net revenue increased $3.5 million, or 15.4%, compared to the third quarter of 2008. We expect this performance improvement that we have experienced over the first half of the year to continue in the fourth quarter. The increase in grocery was due to new business we added in both the Western and Eastern U.S. in the last two years. We added approximately 1,200 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 8,400. Net revenue in foodservice and office coffee sales increased due to new accounts added over the last 12 months. Home delivery is down from last year as we are converting some loyal mail order customers in the Eastern U.S. to grocery as we increase availability in grocery stores.

Specialty Sales
	Thirteen weeks ended
(dollars in thousands)	September 27, 2009	September 28, 2008	Increase/(Decrease)
Grocery	$14,619	$11,744	$2,875	24.5%
Foodservice and office	7,769	6,871	898	13.1%
Home delivery	3,654	3,960	(306)	-7.7%
Total specialty	$26,042	$22,575	$3,467	15.4%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.1% in the third quarter of 2008 to 46.4% in the third quarter of 2009. The decrease from last year was due to lower milk and shipping costs, cost control measures and higher prices in retail partially offset by higher coffee costs. For the remainder of the year, we expect continued savings from cost control measures, as well as leverage of the roasting facility, and neutral commodity costs in aggregate.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses increased to $26.1 million, compared to $24.7 million for the third quarter of 2008, but decreased as a percentage of net revenue to 35.3%, compared to 36.1% for the third quarter of 2008.

In the retail segment, operating expenses as a percent of net revenue decreased from 43.4% for the third quarter of 2008 to 42.8% for the third quarter of 2009 primarily due to lower training, supplies and maintenance expenses, and leverage of retail overhead costs.

As a percent of net revenue, specialty operating expenses increased slightly from 21.2% for the third quarter of 2008 to 21.4% for the third quarter of 2009. The increase was primarily due to growth in the grocery business, which has higher operating expenses than the other two channels and was largely offset by leverage of overhead costs.

General and administrative expenses

General and administrative expenses increased to $5.8 million compared to $5.2 million for the same period last year driven by higher payroll related costs and professional services fees compared to the same prior year period.

 Depreciation and amortization expenses

Depreciation and amortization expenses increased to $4.0 million, compared to $3.2 million for the corresponding period last year. The increase was primarily due to the opening of 14 new retail stores in the last 12 months and the implementation of a new enterprise resource planning system (ERP) during the quarter.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Due to low interest rates during the quarter, our earnings were offset by interest expense on our deferred compensation plan. During the same period last year we earned $0.1 million.

Income tax provision

The effective income tax rate for the third quarter of 2009 is 35.3% compared to 38.2% during the third quarter of 2008 due to increased California enterprise zone tax credits and normal quarter to quarter rate fluctuations.

The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Thirty-nine Weeks Ended September 27, 2009 Compared to Thirty-nine Weeks Ended September 28, 2008

Net revenue

Net revenue for the thirty-nine weeks ended September 27, 2009 increased $13.9 million, or 6.8%, versus the same period in 2008 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 7.3% to $115.0 million. Net revenue from beverages and pastries increased 6.2% to $104.1 million.

In the retail segment, net revenue increased $7.9 million, or 5.7%, compared to the same period in 2008 primarily as a result of increased sales from the 14 new stores we opened in the last 12 months. During the thirty-nine weeks ending September 27, 2009, we opened 7 new stores compared to 16 during the same period in 2008. Sales of whole bean coffee and related products in the retail segment increased by 5.1% to $40.7 million, while sales of beverages and pastries increased by 6.0% to $103.9 million.

In the specialty sales segment, net revenue increased $6.0 million, or 8.8%, compared to the thirty-nine weeks ending September 27, 2008. The increase in grocery was primarily due to new business we added in both the Western and Eastern U.S. in the last two years and the price increase in the West in August 2008. We added approximately 1,200 new grocery store accounts over the past 12 months, bringing the number of grocery stores selling Peet’s coffee to approximately 8,400. Net revenue in foodservice and office increased 7.7%, primarily due to new foodservice accounts. Home delivery is down from last year as we are converting some loyal mail order customers in the Eastern U.S. to grocery as we increase availability in grocery stores.

Specialty Sales
	Thirty-nine weeks ended
(dollars in thousands)	September 27, 2009	September 28, 2008	Increase/(Decrease)
Grocery	$41,841	$36,464	$5,377	14.7%
Foodservice and office	21,330	19,805	1,525	7.7%
Home delivery	11,718	12,578	(860)	-6.8%
Total specialty	$74,889	$68,847	$6,042	8.8%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 46.9% in the thirty-nine weeks ended September 28, 2008 to 45.5% in the same period of 2009. The decrease from last year was due to lower milk and shipping costs, cost control measures and leverage of the roasting facility, and higher prices in retail and grocery, partially offset by higher coffee costs.

For the remainder of the year, we expect continued savings from cost control measures and leverage of the roasting facility and neutral commodity costs in aggregate.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses increased to $76.8 million compared to $72.9 million for the thirty-nine weeks ended September 28, 2008, but decreased as a percentage of net revenue to 35.0% compared to 35.5% for the thirty-nine weeks ended September 28, 2008.

In the retail segment, operating expenses as a percent of net revenue decreased from 43.0% for the thirty-nine weeks ended September 28, 2008 to 41.8% for the same period in 2009, primarily due to lower training, supplies and maintenance expenses and leverage of retail overhead costs.

As a percent of net revenue, specialty operating expenses increased from 20.5% for the thirty-nine weeks ended September 28, 2008 to 21.9% for the same period in 2009. The increase was primarily due to higher selling and distribution costs in grocery to support the expansion of the direct store delivery selling system in the Eastern U.S.

General and administrative expenses

General and administrative expenses increased to $17.8 million compared to $16.2 million for the same period last year driven by higher payroll related costs, professional services fees, and marketing expenses compared to the same prior year period, partially offset by lower recruiting costs.

Depreciation and amortization expenses

Depreciation and amortization expenses increased to $11.2 million, compared to $9.4 million for the corresponding period last year. The increase was primarily due to the opening of 14 new retail stores in the last 12 months and the implementation of a new enterprise resource planning system (ERP) during the quarter.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $0.1 million in interest income in the thirty-nine weeks ended September 27, 2009 compared to $0.6 million for the same period last year. The difference was due to lower average cash balances and lower yields during the thirty-nine weeks ended September 27, 2009 compared to the same period in 2008.

Income tax provision

The effective income tax rate for the thirty-nine weeks ended September 27, 2009 and September 28, 2008 was 36.6%.

The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At September 27, 2009 we had $17.0 million in cash and cash equivalents and $4.2 million in short-term marketable securities for a total of $21.2 million. Working capital was $50.2 million as of September 27, 2009.

Net cash provided by operations was $19.1 million for the thirty-nine weeks ended September 27, 2009 compared to $11.0 million for the same prior year period. Operating cash flows were positively impacted by higher net income, net of depreciation expense, lower federal income tax prepayments, improved accounts receivable collections, as well as other changes in working capital.

Net cash used by investing activities was $2.9 million for the thirty-nine weeks ended September 27, 2009 compared to a net cash use of $15.7 million in the prior year. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirty-nine week period ended September 27, 2009, we purchased property, plant and equipment totaling $11.9 million primarily related to improvements to existing stores, new stores and information technology support systems and hardware to support our growing infrastructure and we purchased $0.4 million of marketable securities. Cash used for purchases of property, plant and equipment decreased by $8.5 million compared to the same period last year due primarily to fewer new retail store openings, offset by the ERP costs in the current year. Proceeds from sales and maturities of marketable securities and from a release of restricted investments totaled $9.4 million.

Net cash used by financing activities for the thirty-nine weeks ended September 27, 2009 was $3.9 million compared to $6.8 million for the thirty-nine weeks ended September 28, 2008, and primarily relates to the repurchase of our common stock, offset by proceeds from stock option exercises.

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

The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios, such as Current Ratio, Leverage Ratio, EBITDAR Coverage Ratio, and minimum net income as defined in the agreement. In addition, events of default that permit the Bank to accelerate the Company’s outstanding obligations, include nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. Through September 27, 2009, there were no borrowings outstanding under this agreement and unused borrowing capacity under the credit agreement was $25.0 million as of September 27, 2009.

In connection with the entry into the Merger Agreement and the pending acquisition of Diedrich, on November 2, 2009, the Company entered into a commitment letter with Wells Fargo and WFS, setting forth the material terms and conditions of: (a) a senior secured revolving credit facility in an aggregate amount up to $40,000,000 to be provided by Wells Fargo and a syndicate of financial institutions and other institutional lenders to the Company, as borrower; and (b) one or more tranches of term loans in an aggregate amount up to $100,000,000 to be provided by the lenders to the Company, each of which is to be guaranteed by all existing and future subsidiaries of the Company. The Company intends to use the proceeds from the senior secured credit facilities, together with cash on hand at the Company to finance the Offer and Merger (and may also use the cash on hand at Diedrich to finance the Merger), the costs and expenses related to the Offer and the Merger and the ongoing working capital and other general corporate purposes of the combined organization after consummation of the Merger. The Company expects the $25 million revolving line of credit discussed in Note 6 “Line of Credit” to Consolidated Financial Statements to be terminated upon closing of this credit facility. Subject to the cash requirements for the pending acquisition of Diedrich, which we expect to finance in part from the proceeds of the financing contemplated by the above described commitment letter, for the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our existing share purchase program and our contractual obligations as they come due.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of September 27, 2009, we had approximately $32.3 million in open fixed-priced purchase commitments and approximately $5.2 million in not-yet-priced commitments for a total of approximately $37.5 million with delivery dates ranging from October 2009 through July 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of September 27, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K, you should consider the following risk factors relating to our pending acquisition of Diedrich.

We may fail to realize the potential benefits of the pending acquisition of Diedrich.

We are pursuing the acquisition of Diedrich in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities and operational and cost efficiencies. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Peet’s and Diedrich. The combined company may fail to realize the potential benefits of the merger for a variety of reasons, including the following:

•	inability or failure to effectively leverage our brands, infrastructure and DSD system to grow Diedrich's current business, including its K-cup single serve business;

•	inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	inability or failure to successfully integrate and harmonize financial reporting and information technology systems of Peet’s and Diedrich;

•	inability or failure to achieve the expected operational and cost efficiencies; and

•	loss of key employees.

The actual integration may result in additional and unforeseen expenses or delays. If Peet’s is not able to successfully integrate Diedrich’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

If we are unable to obtain sufficient financing, the pending acquisition of Diedrich will not be completed and we may be liable for breaching the Merger Agreement.

We intend to finance the pending acquisition with debt financing, existing cash balances, Peet’s stock and cash flow from operations. To this end, we have received commitments from lenders to provide an aggregate of up to $140.0 million in financing for the transaction, comprised of a revolving credit facility of $40.0 million and a term loan of $100.0 million. Although we have entered into the financing commitment letter with Wells Fargo and WFS, the commitment includes customary conditions to funding, including, without limitation, no material adverse effect having occurred with respect to Diedrich, the absence of debt other than certain permitted debt, the accuracy of specified representations and warranties, compliance with a minimum EBITDAR requirement and a maximum total leverage ratio after giving effect to the Offer, and other customary conditions. In the event that the financing described in the financing commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such additional financing, the pending acquisition will not be completed. In the event of a termination of the merger agreement due to our inability to obtain the necessary financing for the transaction, Diedrich could seek monetary damages or specific performance.

We expect to take on substantial debt to finance the merger, which will decrease our business flexibility and increase our interest expense.

In connection with the acquisition of Diedrich, we expect to incur up to $140 million of debt. This substantial amount of debt, together with the financial and negative covenants imposed on us in connection with this debt, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, the actual terms and conditions of such debt may not be favorable to us, and as such, could further increase the cost of the acquisition of Diedrich, Unfavorable debt financing terms may also adversely affect our financial results.

The announcement and pendency of the acquisition of Diedrich could cause disruptions in the businesses of Peet’s and Diedrich, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Peet’s and Diedrich have operated and, until the completion of the Merger, will continue to operate, independently. Uncertainty about the effect of the acquisition on employees, customers, distributors, licensors and suppliers may have an adverse effect on Peet’s and Diedrich and consequently on the combined company. These uncertainties may impair Peet’s and Diedrich’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers, licensors and others with whom each company deals to seek to change existing business relationships, which may materially and adversely affect their respective businesses. In addition, the attention of our management and our employees may be diverted from day-to-day operations as they focus on consummating the acquisition of Diedrich. Due to the limited termination rights agreed to by the parties in the Merger Agreement, we may be obligated to complete theOffer and the Merger in spite of the adverse effects resulting from the disruption of Peet’s or Diedrich’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, licensors, suppliers and employees after the acquisition or to achieve the anticipated benefits of the acquisition. Peet’s and Diedrich could also be subject to litigation related to the transaction. Each of these events could adversely affect Peet’s and Diedrich in the near term and the combined company if the acquisition is completed.

The integration of Diedrich into Peet’s may result in significant expenses and accounting charges that adversely affect our operating results and financial condition.

In accordance with generally accepted accounting principles, we will account for the merger using the purchase method of accounting. Our financial results may be adversely affected by the resulting accounting charges incurred in connection with the Offer and the Merger. We also expect to incur additional costs associated with combining the operations of Peet’s and Diedrich, which may be substantial. Additional costs may include: costs of employee redeployment; relocation and retention bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made. The price of our common stock could decline to the extent our financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. The completion of the Offer and the Merger may result in dilution of future earnings per share to our stockholders. It may also result in greater net losses or a weaker financial condition compared to that which would have been achieved by us on a stand-alone basis.

Integrating Peet’s and Diedrich may divert management’s attention away from the combined company’s operations.

Successful integration of Peet’s’s and Diedrich’s operations, products and personnel may place a significant burden on the combined company’s management and internal resources. Peet’s may also experience difficulty in effectively integrating the different cultures and practices of Diedrich. Further, the difficulties of integrating Diedrich could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.

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

PEET’S COFFEE & TEA, INC.

Date: November 6, 2009	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary