Form 10-K
period 2010-01-03
PEETS COFFEE & TEA INC
filed 2010-03-19
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 3, 2010

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price and shares of the Common Stock outstanding on June 28, 2009 (the registrant’s most recently completed second quarter), as reported by the Nasdaq National Market, was $336,924,667. Shares of Common Stock held by each officer, director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2010, 13,243,781 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2009 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended January 3, 2010, are incorporated by reference into Part III of this annual report on Form 10-K.

References to “we”, “us”, “our”, “Peet’s”, and the “Company” in this annual report on Form 10-K refer to Peet’s Coffee & Tea, Inc.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains forward-looking statements, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•	our expectations regarding the cost and availability of high quality Arabica coffee beans;

•	our expectations regarding the uninterrupted operation of our roasting and distribution facility;

•	our ability to successfully implement our business strategy including our ability to market our products and increase our brand recognition;

•	the impact of the current recession or a worsening of the United States and global economy on our business;

•	the impact of potential litigation or disputes on our business;

•	our ability to continue leasing our retail locations and obtain leases for new stores;

•	our ability to promote and enhance our brand;

•	our ability to hire and retain well-qualified management and other personnel;

•	our ability to attract and retain customers;

•	our expectations regarding consumers’ tastes and preferences; and

•	our ability to successfully compete in our markets.

You can identify forward-looking statements by the words “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements reflect our current views and expectations with respect to future events, are based on estimates and assumptions, and are subject to risks, uncertainties and other important factors. We discuss many of these risks, uncertainties and other important factors in this report in greater detail in the section entitled “Risk Factors” under Part I, Item 1A below. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our views, expectations, estimates and assumptions only as of the date of this report. You should read this report and the documents that we incorporate by reference in and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

Peet’s Coffee & Tea is a specialty coffee roaster and marketer of fresh roasted whole bean coffee and tea. We sell our coffee under strict freshness standards through multiple channels of distribution including grocery stores, home delivery, office, restaurant and foodservice accounts and Company-owned and operated stores in six states. We operate our business through two reportable segments: retail and specialty sales. See Note 14, “Segment Information” to the “Notes to Consolidated Financial Statements” included elsewhere in this report.

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

Company Retail Stores

As of January 3, 2010 we operated 192 retail stores in six states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions on coffee origins and on home brewing. Upon order, beans are scooped and ground to the customer’s specific requirements. At our beverage counter, we sell freshly-brewed coffees and coffee-based beverages to promote customer familiarity, sampling, and sales of whole-bean coffees. To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso based drink is made to order using freshly pulled shots of espresso and freshly steamed milk. Retail stores comprised 64.6%, 65.9% and 67.5% of net revenue for the fiscal years 2009, 2008 and 2007, respectively. See “Item 2. Properties” for further discussion about our retail stores.

Specialty Sales

Grocery

In addition to sales through our retail stores, we sell our products through a network of grocery stores, including Safeway, Stop & Shop, Ralph’s, Kroger, Publix and Whole Foods Market. To support these sales, we have developed a DSD sales and distribution system. Peet’s DSD route sales representatives deliver directly to their stores anywhere between one to four times per week, properly shelve the product, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships. We currently have 55 company-operated DSD route sales representatives and approximately 180 independent distributors to support grocery accounts primarily in the western and eastern U.S. and other selected markets. Grocery comprised 20.1%, 18.1% and 16.8% of net revenue for the fiscal years 2009, 2008 and 2007, respectively.

Home Delivery

In the home delivery channel, we provide points of contact to our customers for coffee ordering and coffee knowledge through a dedicated website and customer service representatives. Our website features an “Express

Buy” function for registered customers for speed and ease, special coffee and tea programs and a coffee and tea selector to assist the customer in choosing a product based upon certain characteristics. Peets.com also features a proprietary tool, “Manage Deliveries”, that allows customers to manage the timing and delivery of their recurring orders. We reward our most loyal home delivery customers who maintain regular, ongoing deliveries of coffee or tea through our Peetnik Loyalty Program. This program has proven to be successful in growing our home delivery business online by encouraging our most loyal customers to establish regular deliveries of fresh roasted coffee or tea. In addition to our website, we have a team of customer service representatives who assist customers in placing customer orders, choosing a gift item, providing product information and resolving customer issues. Customer service representatives are regularly trained on Peet’s product offerings through weekly coffee and tea tastings. Home delivery comprised 5.5%, 6.3% and 7.5% of net revenue for the fiscal years 2009, 2008 and 2007, respectively.

Foodservice and Office

In the foodservice and office business, we have a staff of sales and account managers who make sales calls to potential accounts and conduct quality audits at our existing accounts. Additionally, we have established relationships with foodservice and office distributors to expand our account base in select markets and channels. These distributors have their own sales and account management resources. We have two models for servicing our foodservice accounts and distributing our products: “We Proudly Brew” (“WPB”) accounts and licensing accounts. WPB accounts are foodservice accounts where Peet’s supplies the equipment and product to brew and resell our products. Licensing accounts involve the creation of a full Peet’s beverage store within another location such as an airport, grocery store or college campus. The license partner is responsible for the build-out and management of the unit and we provide training and operations oversight. The office coffee channel is a distributor based business where we sell to specialty distributors who in turn sell our products for brewing to individual offices. Foodservice and office comprised 9.8%, 9.7% and 8.2% of net revenue for the fiscal years 2009, 2008 and 2007, respectively.

Our Coffee

Coffee Beans

Coffee is an agricultural crop that undergoes quality changes depending on weather in coffee producing countries. In addition, coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. We purchase only Arabica coffee beans, which are considered superior to beans traded in the commodity market. The Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. We procure coffee from 23 countries, with a large percentage of coffee coming from Central and South America, and over 30 different exporters, brokers and growers. Our access to high quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. We believe that, as a result of our reputation that has been built over 40 years, we have access to some of the highest quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. We typically carry approximately $14 million to $23 million of green coffee beans in our inventory. We currently use fixed-price and not-yet-priced purchase commitments, but in the past have used and may potentially in the future use coffee futures and coffee futures options to manage coffee supply and price risk.

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

Coffee Types and Blends

Beyond sourcing and roasting, we have developed a reputation for expert coffee blending. Our blends, such as Major Dickason’s Blend®, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics. We sell approximately 25 types of coffee as regular menu items, including approximately 14 blends and 11 single origin coffees such as Colombia, Guatemala, Sumatra and Kenya. We also offer a line of high-end reserve coffees including JR Reserve Blend® and Kona, and we have also featured seasonal reserve coffees such as Jamaica Blue Mountain. We are active in seeking, roasting and selling unique special lot and one-time coffees. On average, we offer four to six such coffees every year, including our Anniversary Blend and Holiday Blend.

Tea, Food and Merchandise

Peet’s offers a line of hand selected whole leaf and bagged tea. Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Alameda, California. We offer a limited line of specialty food items, such as jellies, jams and candies. These products are carefully selected for quality and uniqueness.

Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware. We do not emphasize these items, but we carry them in retail stores and offer them through home delivery as a means to reinforce our commitment to premium home-brewed coffee and tea.

Competitive Positioning

The specialty coffee category is highly competitive and fragmented among various distribution channels. Starbucks Corporation is the largest competitor in the category. Competition in the specialty coffee category is fragmented among various distribution channels with the major distribution channels being coffeehouses (our retail segment) and grocery stores (part of our specialty segment). The specialty coffee market generates most of its sales from coffeehouses that currently number over 25,000 in the United States, according to the National Coffee Association. In addition, coffee is sold by coffee roasters like Peet’s to foodservice operators, direct to consumers through websites and mail order, offices and other places where coffee is consumed or purchased for home consumption.

In the coffeehouse business, Starbucks is our primary competition, but we also compete with small single-unit mom and pop coffee houses and regional or local chains such as Coffee Bean & Tea Leaf, Tully’s and Seattle’s Best. In addition, consumers may purchase prepared coffee beverages at countless locations such as convenience stores, bakeries and restaurants.

Outside of the coffeehouse business, Starbucks is also our primary competitor but we also compete with Green Mountain Coffee Roasters, Illy Caffé, Millstone (J.M. Smucker), Seattle’s Best (Starbucks), and Dunkin’ Donuts as well as numerous smaller, regional brands. In addition, we indirectly compete with more mainstream brands as Maxwell House (Kraft) and Folgers (J.M. Smucker). In the grocery channel, Kraft and J.M. Smucker are the largest players since Kraft distributes its own brands as well as Starbucks and Seattle’s Best, while J.M. Smucker licenses and distributes the Dunkin’ Donuts brand in addition to its Folgers and Millstone brands.

We believe that our customers choose among specialty coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference, and price. We believe that our market share in the specialty category in all channels is driven by the quality of our product, which is based on a differentiated position built on our bean selectivity, freshness standards and artisan-roasting style. Because of the fragmented nature of the specialty coffee market, we cannot accurately estimate our market share across the whole category.

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

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We place high value on our Peet’s trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea® , peets.com®, Blend 101®, eCup®, Espresso Forte®, Fresh Fridays®, Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Major Dickason’s Blend®, Peetniks®, Pride of the Port®, Pumphrey’s Blend®, Summer House®, and Snow Leopard®. We also have registered trademarks on our stylized logo and our P-mug design. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks including Freddo™, and Blended Freddo™. We own registered trademarks for our name and logo in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Japan, Paraguay, Singapore, South Korea, Taiwan and Thailand. We have filed additional applications for trademark protection in Indonesia and the Philippines. In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet’s and our roasting process.

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

Information Systems

The information systems installed at Peet’s are used to manage our operations and increase the productivity of our workforce. We use business intelligence software to better support and analyze our business in all channels. We have a retail point-of-sale system that we believe increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. Our registers have touch screen components and full point-of-sale capability. We have an integrated labor and scheduling system in our retail stores that enhances productivity and customer service. In 2007, we tested a new inventory management system in our retail stores, which we implemented in all our stores in 2008. In 2008, we also completed the design and development of an enhanced grocery route management system with increased capacity and upgraded our DSD handheld software. In 2009, we completed the development and implementation of a new $7.1 million enterprise resource planning (ERP) system.

Our websites, peets.com and peetscoffee.com offer several customer-centered functions. We offer full-functioning e-commerce at peets.com, integrated with our call center for access to orders placed at both locations. Manage Deliveries is an application which enables consumers to schedule recurring deliveries including choosing specific coffees and teas to be delivered at the frequency of their choice. Other important customer functions include a coffee selector, Express Buy, multiple “ship-to” capability, and a store locator. Additionally, customers with Peet’s cards can check their balance as well as reload their card online. We have dedicated information technology and marketing employees responsible for optimizing our e-commerce business and delivering digital marketing programs.

Employees

As of March 1, 2010, we employed a workforce of 3,664 people, approximately 771 of whom work approximately 40 hours per week and are considered full-time employees. We consider our relationship with our employees to be good. Since 1979, we have provided full benefits to all employees who work at least 21 hours per week and have worked at least 500 total hours for the Company. We believe we offer competitive benefits packages to attract and retain valuable employees.

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

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of March 1, 2010.

Name	Age	Position
Patrick J. O’Dea	48	Chief Executive Officer, President and Director
Thomas P. Cawley	49	Chief Financial Officer, Vice President and Secretary
P. Christine Lansing	46	Vice President, General Manager Consumer Business
Kay L. Bogeajis	55	Vice President, Retail Operations

Patrick J. O’Dea has served as Chief Executive Officer and President and as a director since May 2002. From 1997 to 2001, he was Chief Executive Officer of Archway/Mother’s Cookies and Mother’s Cake and Cookie Company. From 1995 to 1997, Mr. O’Dea was the Vice President and General Manager of the Specialty Cheese Division of Stella Foods. From 1984 to 1995, he was with Procter & Gamble, where he marketed several of the company’s snack and beverage brands.

Thomas P. Cawley has served as Chief Financial Officer since July 2003. From 2000 to 2003, he was at Gap, Inc. serving as Chief Financial Officer, Gap Brand. From 1986 to 2000, Mr. Cawley was at PepsiCo/Yum

Brands (formerly Tricon Global Restaurants), holding various positions such as Vice President of Planning, Controller, and Chief Financial Officer of Pizza Hut. Previous to 1986, Mr. Cawley was with The Quaker Oats Company and General Foods.

P. Christine Lansing joined the Company as Vice President, Chief Marketing Officer in October 2005. She assumed additional responsibility for the management of the grocery channel in October 2007 and in November 2008 became the Vice President, General Manager Consumer Business (grocery and home delivery), leading the strategic planning and implementation of Peet’s grocery expansion and innovation efforts. From May 2002 to October 2005, Ms. Lansing served as Vice President of Marketing, Flagship Brands for The Hershey Company, a global leader in chocolate and sugar confectionery. From 1989 to 2002, she held a breadth of marketing positions with Procter & Gamble in the United States and Western Europe.

Kay L. Bogeajis has served as Vice President, Retail Operations since she joined the Company in October 2007. From January 2003 to October 2007, Ms. Bogeajis served as Vice President, Western Operations for Taco Bell Corporation, a Yum! Brands, Inc. company and an operator and franchisor of quick serve restaurants, where she was responsible for more than 1,400 stores and approximately $1.4 billion in system-wide sales. From 2001 to 2003, she was Vice President Systemwide Operations for Taco Bell. Previously, she held prominent retail operations and sales positions with Taco Bell, Frito-Lay, Inc., a PepsiCo company, and Burger King Corporation.

Item 1A.	Risk Factors

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

Our business strategy emphasizes expansion through multiple channels of distribution. Our ability to implement this business strategy depends on our ability to:

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

Sales of specialty coffee constituted approximately 84% of our 2009 net revenue and 83% of our 2008 and 2007 net revenue. Demand for specialty coffee is affected by many factors, including:

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

We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours. Because the majority of our retail stores are located on the West Coast, primarily in California, our brand recognition remains largely regional. Our brand building initiative involves increasing the availability of our products in grocery stores, license locations and foodservice locations to increase awareness of our brand and create and maintain brand loyalty. If our brand building initiative is unsuccessful, we may never recover the expenses incurred in connection with these efforts and we may be unable to increase our future revenue or implement our business strategy.

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

The recent recession or a worsening of the United States and global economy could materially adversely affect our business.

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

Our California retail stores generated approximately 60% of our 2009, 2008 and 2007 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California. We expect that our California operations will continue to generate a substantial portion of our revenue. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand. As a result, if the current economic downturn and decrease in consumer spending in California continues or worsens, it may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

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

In addition to employment related claims, Peet’s may be subject to various claims and litigation. For example, in 2007 Peet’s was involved as defendants in lawsuits relating to Peet’s stock option granting practices. Although these actions have been dismissed, Peet’s could in the future become subject to other claims and litigation, which could involve, for example, securities law claims, commercial disputes, and disputes relating to intellectual property. Potential lawsuits could divert management’s time and attention from day-to-day operations, result in significant legal expenses, and result in an outcome that could have a material adverse effect on Peet’s business, financial condition, results of operations and cash flows and its stock price.

Labor conditions in the grocery business could negatively impact our grocery business.

There have been grocery strikes in the past that have negatively impacted our grocery business and it is possible that future grocery strikes in places where we have large distribution may adversely impact our grocery business.

Government mandatory healthcare requirements could adversely affect our profits.

The Company offers healthcare benefits to all employees who work at least 21 hours a week and meet service eligibility requirements. In the past, some states, including California, have unsuccessfully proposed legislation mandating that employers pay healthcare premiums into a state run fund for all employees immediately upon hiring. Various members of Congress have proposed legislation that, among other things, would require employers to provide healthcare to all employees, to pay either a portion of healthcare premiums or a flat payroll tax in lieu of premiums, or to pay a fee for each employee not offered health care. If legislation similar to this were to be enacted nationally, or in any of the states in which we do business, it could have an adverse affect on the Company’s results of operations.

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

We have only one roasting and distribution facility that roasts Peet’s coffee. A significant interruption in the operation of our roasting and distribution facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately.

A major earthquake could seriously disrupt our entire business.

Our roasting and distribution facility and several of our stores are located near several major earthquake faults in the San Francisco Bay area. The impact of a major earthquake faults in the San Francisco Bay area on our facilities, infrastructure and overall operations is difficult to predict, and an earthquake could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of an earthquake. As a result, a major earthquake in the San Francisco Bay area could not only seriously disrupt our business, but may also lead to substantial losses.

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

The specialty coffee category is highly competitive and fragmented among various distribution channels. Starbucks Corporation is the largest competitor in the category. Competition in the specialty coffee category is fragmented among various distribution channels with the major distribution channels being coffeehouses (our retail segment) and grocery stores (part of our specialty segment). The specialty coffee market generates most of its sales from coffeehouses that currently number over 25,000 in the United States, according to the National Coffee Association. In addition, coffee is sold by coffee roasters like Peet’s to foodservice operators, direct to consumers through websites and mail order, offices and other places where coffee is consumed or purchased for home consumption.

In the coffeehouse business, Starbucks is our primary competition, but we also compete with small single unit mom and pop coffee houses and regional or local chains such as Coffee Bean & Tea Leaf, Tully’s and Seattle’s Best. In addition, consumers may purchase prepared coffee beverages at countless locations such as convenience stores, bakeries and restaurants.

Outside of the coffeehouse business, Starbucks is also our primary competitor but we also compete with Green Mountain Coffee Roasters, Illy Caffé, Millstone (J.M. Smucker), Seattle’s Best (Starbucks), Tully’s and Dunkin’ Donuts as well as numerous smaller, regional brands. In addition, we indirectly compete with more mainstream brands as Maxwell House (Kraft) and Folgers (J.M. Smucker). In the grocery channel, Kraft and

J.M. Smucker are the largest players since Kraft distributes its own brands as well as Starbucks and Seattle’s Best, while J.M. Smucker licenses and distributes the Dunkin’ Donuts brand in addition to its Folgers and Millstone brands.

In every channel, Peet’s competes against at least one competitor who is much larger and has more financial resources than we do. There is always a risk that one of these competitors could undertake a strategy that involves very high spending or discounting that would negatively impact our operating results.

Adverse public or medical opinion about caffeine may harm our business.

Our specialty coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits. In addition, we could become subject to litigation relating to the existence of such compounds in our coffee, which litigation could be costly and could divert management attention.

Adverse publicity regarding product quality or food and beverage safety, whether or not accurate, may harm our business.

We may be the subject of complaints or litigation from customers alleging beverage and food-related illnesses, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. In addition, any litigation relating to such allegations could be costly and could divert management attention.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Peet’s headquarters are located in Emeryville, California. The lease for our main office space devoted to general corporate and business channel overhead and a call center for the home delivery business is approximately 60,000 square feet and extends to October 2015 with two five year extension options. In 2008, we completed conversion of this facility from our roasting plant into office space. In addition, we have a lease for a second office and warehouse space totaling approximately 8,000 square feet through April 30, 2013.

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

In 2009, we opened 8 new stores and we closed 4 underperforming stores. Our retail locations are all company-owned and operated in leased facilities. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of retail locations as of January 3, 2010:

Location	Number
Northern California	126
Southern California	40
Illinois	2
Oregon	8
Massachusetts	6
Washington	7
Colorado	3

Total	192

Item 3.	Legal Proceedings

On July 14, 2008, a complaint was filed against us in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, we filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On November 12, 2008, the plaintiffs filed an amended complaint asserting an additional claim for penalties. On November 26, 2008, the Company filed an answer thereto denying the allegations in the first amended complaint and asserting a number of affirmative defenses thereto. On December 16, 2009, we reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees. Any difference between the maximum and the actual payment amount based on class participation is not expected to be material. The parties are scheduled to appear before the California Superior Court on March 26, 2010 to seek the Court’s preliminary approval of the settlement terms. These costs are shown separately as litigation related expenses in the consolidated statements of income.

On February 8, 2010, we received a letter from a law firm alleging that we and several other well known companies violate the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, by failing to warn consumers that “ready-to-drink” coffee contains a substance that is allegedly known to cause cancer. Under Proposition 65, the letter commenced a 60-day period during which the California Attorney General must decide whether to take over or otherwise become involved in this matter. If, at the end of the 60-day period, the Attorney General has not made the determination to take over the matter entirely, the law firm would be entitled to file an action in California state court against the companies named in the letter. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers. As this matter is at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

We may from time to time become involved in certain legal proceedings in the ordinary course of business. We are not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Stock

The Company’s common stock is traded on the Nasdaq National Market under the symbol “PEET”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years.

	High	Low
Fiscal Year Ended January 3, 2010
Fourth Quarter	$41.58	$27.51
Third Quarter	28.54	25.20
Second Quarter	29.00	21.33
First Quarter	23.54	19.41
Fiscal Year Ended December 28, 2008
Fourth Quarter	$27.92	$19.05
Third Quarter	28.88	18.79
Second Quarter	24.92	20.86
First Quarter	29.07	19.89

As of March 1, 2010, there were approximately 354 registered holders of record of the Company’s common stock. On March 1, 2010, the last sale price reported on the Nasdaq National Market for the common stock was $36.84 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since 1990. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

On September 6, 2006, the Company’s Board of Directors authorized the Company to purchase up to one million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K. During the years ended January 3, 2010 and December 28, 2008 the Company purchased and retired 58,759 and 941,241 shares, respectively, under this program at an average price of $20.38 and $21.91, respectively. No shares remain available for purchase under this stock purchase program.

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K. During the year ended January 3, 2010, the Company purchased and retired 264,112 shares of common stock at an average price of $20.32, in accordance with this stock purchase program. 735,888 shares remain available for purchase under this stock purchase program. Purchases under this stock purchase program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

There were no purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during the fourth fiscal quarter of 2009.

Performance Graph*

The following graph depicts the Company’s total return to shareholders from January 2, 2005 through January 3, 2010, relative to the performance of the NASDAQ Composite Index, and the Standard & Poor’s Smallcap 600 Consumer Goods Sector, Packaged Foods & Meats Industry. All indices shown in the graph have been reset to a base of 100 as of January 2, 2005, assume an investment of $100 on that date and the reinvestment of dividends paid since that date, calculated on a monthly basis. The Company has never paid cash dividends on its common stock. The points represent index levels based on the last trading day of the Company’s fiscal year. The chart set forth below was prepared by Research Data Group, Inc., which holds a license to provide the indices used herein. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year
	2009 (53 weeks)	2008 (52 weeks)	2007 (52 weeks)	2006 (52 weeks)	2005 (52 weeks)
Statement of Income Data:
Net revenue	$311,270	$284,822	$249,389	$210,493	$175,198
Cost of sales and related occupancy expenses	142,776	133,537	118,389	98,928	80,837
Operating expenses	106,652	98,844	85,800	72,272	57,879
Transaction income, net	(4,183)	—	—	—	—
Litigation related expenses	2,957	—	—	—	—
General and administrative expenses	24,508	22,519	22,682	20,634	13,341
Depreciation and amortization expenses	15,167	12,921	10,912	8,609	7,293

Income from operations	23,393	17,001	11,606	10,050	15,848
Gain on sale of marketable securities	7,305	—	—	—	—
Interest income, net	112	726	1,446	2,456	1,769

Income before income taxes	30,810	17,727	13,052	12,506	17,617
Income tax provision	11,558	6,562	4,675	4,690	6,842

Net income	$19,252	$11,165	$8,377	$7,816	$10,775

Net income per share:
Basic	$1.48	$0.81	$0.61	$0.57	$0.78
Diluted	$1.44	$0.80	$0.59	$0.55	$0.74
Shares used in calculation of net income per share:
Basic	12,997	13,723	13,724	13,733	13,801
Diluted	13,349	13,997	14,120	14,202	14,469

Balance Sheet Data:
Cash and cash equivalents	$47,934	$4,719	$15,312	$7,692	$20,623
Working capital	67,188	36,422	38,380	37,254	62,584
Total assets	204,803	176,352	177,547	153,005	148,752

See discussion of Transaction income, net, litigation related expense, and gain on sale of marketable securities in 2009 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The fiscal year ended January 3, 2010 (fiscal 2009) included 53 weeks and the fiscal years ended December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007) included 52 weeks each.

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

We expect the specialty coffee industry to continue to grow. We believe that this growth will be fueled by continued consumer interest in high quality coffee and related products. We believe that by offering high quality products to consumers throughout the country, we will attract the same loyal customer base that we have attracted in California. We believe the growth in specialty coffee is particularly strong in grocery where, according to data provided by Information Resources, Inc., specialty coffee dollars spent in the last year grew an estimated 8%.

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

While coffee commodity costs began to decline in the second half of 2008, costs rose steadily in 2009 and by year end returned to early 2008 levels. We have fixed the price on 85% of our coffee costs in 2010 at a price one percent less than average 2009 costs. We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market.

Our net revenues depend significantly on consumer confidence and spending, which have recently deteriorated due to the recession and may remain depressed for the foreseeable future. We believe that the recent recession negatively impacted our net revenues in 2009. Despite revenue growth that was less than our expectations, we were able to meet our targeted net earnings per share by leveraging our infrastructure investments and diligently managing our costs. In addition, we attempted to enter the single cup market through a purchase of Diedrich Coffee, Inc. (“Diedrich”). Although we were ultimately outbid for the business, the transaction resulted in a net gain of $11.5 million due to the receipt of a break-up fee and gains on the sale of Diedrich Coffee stock, net of external professional and legal costs.

Our goals for 2009 were to continue to grow our business and to strengthen our core businesses with improved operational efficiency. Results for the year reflect success in these areas as we were able to exceed margin and earnings goals significantly, grow our grocery sales business significantly and maintain stable customer traffic to our retail stores despite the difficult economic environment. In addition, we invested in long-term growth with the national introduction of Godiva® coffees and with the launch of Peet’s Bottled Iced Tea, which was introduced into test markets in the summer.

We expect 2010 to be challenging as well given the continued economic uncertainty. We expect to remain focused on driving sales in our consumer packaged coffee business, improving operating margins in our retail business and delivering sustainable cost improvements across the Company.

Business Segments

Our coffee and related items are sold through multiple channels of distribution that provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We are indifferent as to where consumers purchase our coffees and teas, and believe that our specialty and retail segments are synergistic. However, we also recognize that the economics and distribution models of our retail stores and other distribution channels are different enough that we have chosen to report them as separate segments under ASC 280, “Segment Reporting”. Therefore, we currently have two reportable segments, consisting of:

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

Our fiscal year is based on a 52 or 53 week year. The fiscal year ends on the Sunday closest to the last day of December. 2009 was a 53 week year and 2008 and 2007 were 52 week years.

Statement of operations data as a percent of net revenue

	2009	2008	2007
Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	45.9	46.9	47.5
Operating expenses	34.3	34.7	34.4
Transaction income, net	(1.3)	—	—
Litigation related expenses	0.9	—	—
General and administrative expenses	7.9	7.9	9.1
Depreciation and amortization expenses	4.9	4.5	4.4

Income from operations	7.5	6.0	4.7
Gain on sale of marketable securities	2.3	—	—
Interest income, net	—	0.3	0.6

Income before income taxes	9.9	6.2	5.2
Income tax provision	3.7	2.3	1.9

Net income	6.2%	3.9%	3.4%

Percent of net revenue by business segment:
Retail stores	64.6%	65.9%	67.5%
Specialty sales	35.4	34.1	32.5%
Percent of net revenue by business category:
Whole bean coffee and related products	54.1%	53.0%	53.8%
Beverages and pastries	45.9	47.0	46.2%
Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	43.7%	45.5%	46.6%
Specialty sales	49.9	49.6	49.4
Operating expenses as a percent of segment revenue:
Retail stores	41.6%	42.4%	42.6%
Specialty sales	20.9	19.8	17.4
Percent increase (decrease) from prior year:
Net revenue	9.3%	14.2%	18.5%
Retail stores	7.1	11.5	19.1
Specialty sales	13.4	19.9	17.2
Cost of sales and related occupancy expenses	6.9	12.8	19.7
Operating expenses	7.9	15.2	18.7
Transaction income, net	100.0	—	—
Litigation related expenses	100.0	—	—
General and administrative expenses	8.8	(0.7)	9.9
Depreciation and amortization expenses	17.4	18.4	26.8

Selected operating data:
Number of retail stores in operation
Beginning of the year	188	166	136
Store openings	8	23	30
Store closures	(4)	(1)	—

End of the year	192	188	166

2009 (53 weeks) Compared with 2008 (52 weeks)

Net revenue

Net revenue for 2009 increased 9.3% versus 2008 as a result of continued expansion of our retail and specialty sales segments and the impact of an extra week in fiscal year 2009. The increase from the same 52 weeks was 7.3% as the extra week in 2009 accounted for 2.0%. Sales of whole bean and related products increased 11.5% to $168.5 million. Sales from beverages and pastries increased 6.7% to $142.8 million.

In the retail segment, net revenue increased 7.1% compared to 2008, or 5.2% without the 53rd week, as a result of increased sales from new stores and the sales they generated in their first 12 months. Growth was flat compared to the prior year for stores operating for over one year. We opened 8 new stores in 2009 and 23 new stores in 2008. Sales of whole bean coffee and related products in the retail segment increased by 6.3% to $58.6 million, while sales of beverages and pastries increased by 7.5% to $142.6 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2008 and 2009. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores and our own new retail stores.

In the specialty sales segment, net revenue increased 13.4% compared to 2008, or 11.4% without the 53 rd week, as summarized by business channel below. The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, to new stores added during the year and the introduction of Godiva coffee in the fourth quarter. Foodservice and office net revenue increased 9.9% over the prior year primarily due to increased office coffee distribution, the 25 new licensed partner locations opened during the year and 144 additional “We Proudly Brew” accounts that serve Peet’s coffee in their own branded locations. Net revenue in the home delivery channel declined primarily due to cannibalization from our grocery business expanding in the eastern U.S.

(dollars in thousands)	53 weeks 2009	52 weeks 2008	Increase/(Decrease)

Grocery	$62,662	$51,490	$11,172	21.7%
Foodservice and office	30,248	27,517	2,731	9.9%
Home delivery	17,221	18,096	(875)	-4.8%

Total specialty	$110,131	$97,103	$13,028	13.4%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 46.9% in 2008 to 45.9% in 2009. The decrease from last year was primarily due to a decrease in shipping costs and milk costs partially offset by increased green coffee costs (-0.5%), leverage of costs related to the roasting facility that opened in 2007 and waste management in retail (-0.3%), and increased prices in retail (-0.2%).

We expect cost of sales and related occupancy expenses as a percent of net revenue in 2010 to be comparable to 2009 as we anticipate increased prices for milk, slightly offset by lower coffee costs and by lower costs resulting from leverage of our new roasting facility and freight efficiencies.

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2009 decreased 0.4% to 34.3%. The decrease was primarily due to leverage of retail overhead costs (-0.8%), in addition to cost improvements at the store level (-0.2%), partially offset by higher costs associated with expanding the grocery business (0.3%) and expenses incurred in closing four underperforming stores (0.3%).

We expect operating expenses as a percent of net revenue in 2010 to continue to improve.

Transaction income, net

Transaction income, net consists of an $8.5 million break-up fee received for the termination of a definitive agreement for Peet’s to acquire Diedrich, net of $4.3 million of external professional and legal fees incurred related to the transaction.

Litigation related expenses

Litigation expenses consist of $3.0 million of costs incurred related to the pending settlement of a wage and hour class action lawsuit that was filed in July 2008 against the Company.

General and administrative expenses

General and administrative expenses in 2009 were $24.5 million, or 7.9% of net revenue, compared to $22.5 million, or 7.9% in 2008. As a percent of net revenue, expenses were flat compared to 2008 as increases in headcount and payroll related expenses were offset by leverage of other costs on higher sales.

Depreciation and amortization expenses

Depreciation and amortization expenses increased in 2009 primarily due to the 31 stores we opened during 2009 and 2008 and the implementation of a new ERP system during the year.

Interest income, net

We invest in U.S. government, agency, municipal and guaranteed student loan obligations. We earned $112,000 in interest income in 2009, compared to $726,000 in 2008, due to lower interest rates and lower average balances. The Company does not have exposure in its investment portfolio for subprime mortgages or auction rate securities.

Gain on sale of marketable securities

During 2009, the Company recorded a gain on the sale of stock of $7.3 million for stock that we acquired and sold of Diedrich Coffee within the year. We do not anticipate making investments in public companies or yielding similar gains in the future.

Income tax provision

The effective income tax rate for 2009 was 37.5% compared to 37.0% in 2008. Our effective rate increased 0.5% primarily due to a lower impact from tax-exempt interest income and the domestic production deduction.

2008 (52 weeks) Compared with 2007 (52 weeks)

Net revenue

Net revenue for 2008 increased 14.2% versus 2007 as a result of continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 12.7% to $151.1 million. Sales from beverages and pastries increased 16.0% to $133.8 million.

In the retail segment, net revenue increased 11.5% compared to 2007 as a result of increased sales from new stores and the sales they generated in their first 12 months. Stores operating for at least one year contributed only a nominal amount of sales growth for the Company. We opened 23 new stores in 2008 and 30 new stores in 2007. Sales of whole bean coffee and related products in the retail segment increased by 3.8% to $55.1 million, while sales of beverages and pastries increased by 15.0% to $132.6 million. The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2007 and 2008 and increased traffic in our existing stores. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability of Peet’s coffee in grocery stores and our own new retail stores.

In the specialty sales segment, net revenue increased 19.9% compared to 2007 as summarized by business channel below. The growth in net revenue in grocery was due to the 2,400 new stores we added during 2008, as well as growth in our existing accounts in the western United States. Foodservice and office net revenue increased 34.7% over the prior year primarily due to 38 new licensed partner locations opened during 2008 and 150 additional “We Proudly Brew” accounts that serve Peet’s coffee in their own branded locations. Net revenue in the home delivery channel declined primarily due to cannibalization from our grocery business expanding in the eastern U.S. and lower gift sales during the 2008 holiday season.

(dollars in thousands)	2008	2007	Increase/(Decrease)
Grocery	$51,490	$41,879	$9,611	22.9%
Foodservice and office	27,517	20,430	7,087	34.7%
Home delivery	18,096	18,688	(592)	-3.2%

Total specialty	$97,103	$80,997	$16,106	19.9%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 47.5% in 2007 to 46.9% in 2008. The decrease from 2007 was primarily due to procurement savings (-0.7%), leverage of costs related to the roasting facility that opened in 2007 (-0.4%), and increased prices in retail and grocery (-0.3%), partially offset by higher green coffee costs (0.8%).

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2008 increased 0.3% to 34.7%. The increase was primarily due to higher costs associated with expanding the grocery business (0.7%), opening 53 new retail stores in 2008 and 2007 (0.2%), partially offset by favorable workers’ compensation insurance expense (-0.3%) and other cost savings. The favorable workers’ compensation expense resulted primarily from a decrease in our self-insurance reserve for prior policy years due to favorable claims experience and settlement history.

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

Interest income, net

We invest in U.S. government, agency, municipal and guaranteed student loan obligations. Interest income, net includes interest income and gains or losses from the sale of these instruments. We earned $726,000 in interest income in 2008, compared to $1.4 million in 2007, due to our lower average cash and investment balances and lower interest rates.

Income tax provision

The effective income tax rate for 2008 was 37.0% compared to 35.8% in 2007. Our effective rate increased 1.2% primarily due to a lower impact from the domestic production deduction and decreased tax-exempt interest income.

Liquidity and Capital Resources

At January 3, 2010, we had $47.9 million in cash and cash equivalents. Working capital was $67.2 million as of January 3, 2010 compared to $36.4 million at December 28, 2008.

Net cash provided by operations was $41.9 million in 2009 compared to $25.4 million in 2008. Operating cash flows were positively impacted in 2009 primarily by increased net income, net of depreciation expense, and increases in accrued liabilities for the litigation reserve and payroll timing, partially offset by other changes in working capital.

Net cash provided by investing activities was $2.2 million in 2009. Investing activities primarily relate to purchases of property and equipment, and sales and maturities of marketable securities. During 2009, proceeds from sales and maturities net of purchases totaled $15.8 million, including $7.7 million of Diedrich common stock. We used a portion of these funds to invest in property and equipment and the purchase of our common stock. Cash paid for property and equipment totaling $14.5 million included:

•	$6.9 million to build-out new stores and remodel existing ones;

•	$1.1 million used for our grocery handheld system, foodservice kiosks and other equipment for specialty sales;

•	$0.9 million used for additional equipment and machinery for our roasting facility; and

•	$5.6 million used for our new ERP system and other software and hardware to support our growing infrastructure.

Net cash used in financing activities was $0.9 million in 2009, primarily from the purchase of our common stock, offset by proceeds from stock option exercises.

Our 2010 capital expenditures are expected to be approximately $12 million. Approximately $6 million is expected to be used for the opening of an estimated 4 to 5 new retail stores and for remodeling and improvements to existing stores. Approximately $2.5 million is expected to be used for equipment and machinery to improve effectiveness and increase capacity at our roasting facility. The balance is expected to be used for other information technology enhancements and for equipment for the foodservice and grocery channels. We expect to finance these capital expenditures with our cash and marketable securities and with operating cash flows.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of January 3, 2010:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$2,301	$720	$1,094	$487	$—
Retail store operating leases (1)	101,965	16,028	30,778	26,344	28,815
Fixed-price coffee purchase commitments	37,450	36,835	615	—	—
Not-yet-priced coffee commitments	3,464	3,464	—	—	—
Development commitments (2)	514	514	—	—	—

Total contractual cash obligations	$145,694	$57,561	$32,487	$26,831	$28,815

(1)	Payments for maintenance, insurance, taxes and contingent rent for which we are obligated are excluded. In fiscal 2009 these charges totaled approximately $3.0 million.
(2)	Contractual obligations for purchases of leasehold improvements for equipment and leasehold improvements for retail locations.

The Company has excluded from the table above uncertain tax liabilities as defined in ASC 740, “Unrecognized Tax Benefits,” due to the uncertainty of the period of payment. As of January 3, 2010, the Company has a $0.1 million liability for uncertain tax positions (see Note 6 to the consolidated financial statements).

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our existing share purchase program and our contractual obligations as they come due. The Company also has $25 million available through a credit agreement entered into on November 26, 2008 with Wells Fargo Bank, National Association, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company. Pursuant to the terms of the credit agreement, the Company exercised its option to extend the maturity date of December 1, 2009 to December 1, 2010.

Our obligations under the credit agreement are guaranteed by our wholly-owned subsidiary Peet’s Operating Company and secured by substantially all of our and Peet’s Operating Company’s personal property. The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios, such as Current Ratio, Leverage Ratio, EBITDAR Coverage Ratio, and minimum net income as defined in the agreement. In addition, events of default that permit the Bank to accelerate the Company’s outstanding obligations, include nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. During the year and as of January 3, 2010, there were no borrowings outstanding under this agreement, and unused borrowing capacity under the credit agreement was $25.0 million as of January 3, 2010.

The Company has no off-balance sheet arrangements that require disclosure pursuant to Item 303(a)(4) of Regulation S-K.

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

Our accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements,” included elsewhere in this report. We have identified the following critical accounting policies:

•

Impairment of long-lived assets. When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. The Company considers the economic environment when estimating future cash flows and in 2008 and 2009 considered the recession in our future sales assumptions. Based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2009 would not be material.

•

Accrued workers’ compensation. For policy years beginning March 2002 through February 2008 our workers’ compensation program was a modified self-insured program with a high deductible with an overall program ceiling to limit exposure. We record an estimated liability for the self-insured portion of workers’ compensation claims. The liability of $1.0 million recorded as of January 3, 2010 is determined based on an actuarial assessment of information received from our insurance carrier including claims paid, filed and reserved for and historical experience. The majority of the Company’s workers’ compensation liability is from claims occurring in California, which has historically had a very high cost structure. Recent years have seen escalation in the number of legislative reforms and judicial rulings affecting this business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liability. However, any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals. For the policy years beginning March 1, 2008, we have purchased a guaranteed cost policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008. We expect the liability to decrease as the claims for these self-insured policy years are settled.

•

Income taxes. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in our valuation of the deferred tax assets or changes in the income tax provision and reserves may affect our annual effective income tax rate. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. On January 1, 2007, we adopted the provisions of ASC 740, “Income Taxes,” which requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

•

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation”. We use the Black-Scholes-Merton option-pricing model, which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions could materially affect the estimate of the fair value of stock based compensation; however, based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2009 would not be material.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued an ASU on improving disclosures about fair value measurements, which amends the ASC on Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU will not have an impact to our consolidated financial statements except to require us to provide increased disclosure.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of January 3, 2010, we had approximately $37.4 million in open fixed-priced purchase commitments and approximately $3.5 million in not-yet-priced commitments for a total of approximately $40.9 million with delivery dates ranging from January 2010 through November 2011. See Note 13 to the consolidated financial statements. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as directed by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of January 3, 2010.

The registered independent public accounting firm of Deloitte & Touche LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010. See page F-2 of the consolidated financial statements.

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

On November 16, 2009, the Compensation Committee of the Board of Directors of the Company approved an increase to the salary and target bonus of Pat O’Dea, the Company’s Chief Executive Officer. Effective January 1, 2010, Mr. O’Dea’s annual base salary increased from $540,800 to $600,000. The Committee also increased Mr. O’Dea’s annual target bonus from 66% to 90% of his base salary for the 2010 fiscal year, and determined that the entire target bonus would be cash-based.

This disclosure is provided in lieu of disclosure under Item 5.02(e) of Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to continuing directors and nominees of the Company, committees of the Board of Directors and the Company’s Code of Business Conduct and Ethics is set forth under the caption “Proposal 1—Election of Directors” in the Company’s proxy statement relating to its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K. The Proxy Statement will be filed with the SEC in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

Information concerning principal accountant fees and services required by Item 14 is set forth under the caption “Proposal 3- Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Form 10-K.

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

(a)(3) Listing of Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2000 (File. No. 333-47976).

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.8 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2000 (File. No. 333-47976).

4.1	Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2000 (File. No. 333-47976).

10.1	Amended and Restated 1993 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2000 (File. No. 333-47976). (1)

10.2	1994 California Stock Option Plan. Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2000 (File. No. 333-47976). (1)

10.3	1997 Equity Incentive Plan and form of Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 3 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 17, 2001 (File. No. 333-47976). (1)

10.4	Peet’s Operating Company, Inc. Savings and Retirement Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2000 (File. No. 333-47976). (1)

Exhibit	Description
10.5	2000 Equity Incentive Plan amended and restated September 4, 2008. Incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2008 (File No. 000-32233). (1)

10.6	2000 Employee Stock Purchase Plan and form of Offering. Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2000 (File. No. 333-47957). (1)

10.7	Key Employee Severance Benefit Plan amended and restated December 31, 2007. Incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 30, 2007 (File No. 000-32233). (2)

10.8	Change of Control Option Acceleration Plan amended and restated December 31, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 30, 2007 (File No. 000-32233). (1)

10.9	Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-32233). (2)

10.10	Peet’s Operating Company, Inc. Key Employment Agreement for James E. Grimes, Vice President, Operations and Information Systems, dated as of June 24, 2002. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (File No. 000-32233). (2)

10.11	Peet’s Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-32233). (2)

10.12	Peet’s Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan as amended and restated March 3, 2008 and Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 30, 2007 (File No. 000-32233). (1)

10.13	Peet’s Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial Officer, dated as of June 25, 2003. Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003 (File No. 000-32233). (2)

10.14	Nonqualified Deferred Compensation Plan dated December 1, 2003. Incorporated by reference to Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2004 (File No. 000-32233). (2)

10.15	Agreement for Purchase and Sale of Property, dated as of November 29, 2005, by the Company and Harbor Bay Acquisition LLC. Incorporated by reference to Exhibit 10.17 of the Company’s annual report on Form 10-K for the year ended January 1, 2006 (File No. 000-32233).

10.16	Credit Agreement by and between Peet’s Coffee & Tea, Inc. and Wells Fargo Bank, National Association, dated November 26, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-32233).

10.17	Peet’s Coffee & Tea, Inc. Key Employment Agreement for P. Christine Lansing, Vice President, General Manager Consumer Business, dated as of October 3, 2005. Incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 28, 2008 (File No. 000-3233). (2)

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

Exhibit	Description
24.1	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of the Company’s Chief Executive Officer, Patrick J. O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas P. Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick J. O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas P. Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Compensatory plan or arrangement.
(2)	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2010	PEET’S COFFEE & TEA, INC.

	By:	/S/ PATRICK J. O’DEA
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

Signature	Title	Date

/S/ PATRICK J. O’DEA Patrick J. O’Dea	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2010

/S/ THOMAS P. CAWLEY Thomas P. Cawley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 18, 2010

/S/ JEAN-MICHEL VALETTE	Chairman	March 18, 2010
Jean-Michel Valette

/S/ HILARY BILLINGS	Director	March 18, 2010
Hilary Billings

/S/ DAVID DENO	Director	March 18, 2010
David Deno

/S/ TED W. HALL	Director	March 18, 2010
Ted W. Hall

/S/ MICHAEL LINTON	Director	March 18, 2010
Michael Linton

/S/ ELIZABETH SARTAIN	Director	March 18, 2010
Elizabeth Sartain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008 , and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2010. We also have audited the Company’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peet’s Coffee & Tea, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California

March 18, 2010

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 3, 2010	December 28, 2008
ASSETS
Current assets
Cash and cash equivalents	$47,934	$4,719
Short-term marketable securities	—	8,600
Accounts receivable, net	15,209	11,924
Inventories	25,936	26,124
Deferred income taxes—current	3,592	2,922
Prepaid expenses and other	5,863	7,193

Total current assets	98,534	61,482
Property, plant and equipment, net	103,494	107,914
Deferred income taxes—non current	—	3,059
Other assets, net	2,775	3,897

Total assets	$204,803	$176,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$13,669	$9,858
Accrued compensation and benefits	10,832	8,852
Deferred revenue	6,845	6,350

Total current liabilities	31,346	25,060
Deferred income taxes—non current	321	—
Deferred lease credits	7,059	6,645
Other long-term liabilities	1,021	740

Total liabilities	39,747	32,445
Shareholders’ equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 13,104,000 and 13,174,000 shares	92,054	90,123
Accumulated other comprehensive income	—	34
Retained earnings	73,002	53,750

Total shareholders’ equity	165,056	143,907

Total liabilities and shareholders’ equity	$204,803	$176,352

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2009 (53 weeks)	2008 (52 weeks)	2007 (52 weeks)
Retail stores	$201,139	$187,719	$168,392
Specialty sales	110,131	97,103	80,997

Net revenue	311,270	284,822	249,389
Cost of sales and related occupancy expenses	142,776	133,537	118,389
Operating expenses	106,652	98,844	85,800
Transaction income, net	(4,183)	—	—
Litigation related expenses	2,957	—	—
General and administrative expenses	24,508	22,519	22,682
Depreciation and amortization expenses	15,167	12,921	10,912

Total costs and expenses from operations	287,877	267,821	237,783

Income from operations	23,393	17,001	11,606
Gain on sale of marketable securities	7,305	—	—
Interest income, net	112	726	1,446

Income before income taxes	30,810	17,727	13,052
Income tax provision	11,558	6,562	4,675

Net income	$19,252	$11,165	$8,377

Net income per share:
Basic	$1.48	$0.81	$0.61
Diluted	$1.44	$0.80	$0.59
Shares used in calculation of net income per share:
Basic	12,997	13,723	13,724
Diluted	13,349	13,997	14,120

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares Outstanding	Amount
Balance at December 31, 2006	13,516	$93,246	$34,208	$(15)	$127,439
Stock options exercised, including tax benefit	391	8,026			8,026
Stock sold in Employee Stock Purchase Program	25	530			530
Stock-based compensation		2,814			2,814
Net unrealized gain on marketable securities, net of tax of $46				67	67	$67
Net income			8,377		8,377	8,377

Balance at December 30, 2007	13,932	$104,616	$42,585	$52	$147,253	$8,444

Stock options exercised, including tax benefit	133	2,484			2,484
Stock sold in Employee Stock Purchase Program	50	939			939
Stock-based compensation		2,711			2,711
Stock purchased in accordance with share purchase program	(941)	(20,627)			(20,627)
Net unrealized loss on marketable securities, net of tax of $12				(18)	(18)	$(18)
Net income			11,165		11,165	11,165

Balance at December 28, 2008	13,174	$90,123	$53,750	$34	$143,907	$11,147

Stock options exercised, including tax benefit	202	4,521			4,521
Stock sold in Employee Stock Purchase Program	51	956			956
Stock-based compensation		3,018			3,018
Stock purchased in accordance with share purchase program	(323)	(6,564)			(6,564)
Net unrealized loss on marketable securities, net of tax of $23				(34)	(34)	$(34)
Net income			19,252		19,252	19,252

Balance at January 3, 2010	13,104	$92,054	$73,002	$—	$165,056	$19,218

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fifty-three weeks ended January 3, 2010	Fifty-two weeks ended December 28, 2008	Fifty-two weeks ended December 30, 2007
Cash flows from operating activities:
Net income	$19,252	$11,165	$8,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,279	15,113	12,861
Amortization of interest purchased	36	193	242
Stock-based compensation	3,018	2,711	2,814
Excess tax benefit from exercise of stock options	(892)	(462)	(1,350)
Tax benefit from exercise of stock options	695	285	1,234
Gain on sale of marketable securities	(7,305)	—	—
Loss on disposition of assets and asset impairment	1,141	900	494
Deferred income taxes	2,710	322	(3,100)
Changes in other assets and liabilities:
Accounts receivable, net	(3,285)	(3,637)	(1,449)
Inventories	188	(1,641)	(4,950)
Prepaid expenses and other current assets	1,330	(2,908)	(433)
Other assets	161	(21)	(45)
Accounts payable, accrued liabilities and deferred revenue	6,887	1,464	3,519
Deferred lease credits and other long-term liabilities	695	1,960	1,919

Net cash provided by operating activities	41,910	25,444	20,133

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,505)	(25,930)	(30,824)
Proceeds from sales of property, plant and equipment	11	67	23
Changes in restricted investments	877	(87)	—
Proceeds from sales and maturities of marketable securities	16,183	7,857	31,304
Purchases of marketable securities	(371)	(917)	(21,688)

Net cash provided by (used in) investing activities	2,195	(19,010)	(21,185)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,782	3,138	7,322
Purchase of common stock	(6,564)	(20,627)	—
Excess tax benefit from exercise of stock options	892	462	1,350

Net cash (used in) provided by financing activities	(890)	(17,027)	8,672

Increase (decrease) in cash and cash equivalents	43,215	(10,593)	7,620
Cash and cash equivalents, beginning of year	4,719	15,312	7,692

Cash and cash equivalents, end of year	$47,934	$4,719	$15,312

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$156	$734	$1,995
Other cash flow information:
Cash paid for income taxes	7,213	8,293	6,761

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

Peet’s Coffee & Tea, Inc., a Washington corporation (the “Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, foodservice and office accounts and company-operated retail stores. At January 3, 2010 and December 28, 2008, the Company operated 192 and 188 retail stores, respectively, in California, Colorado, Illinois, Oregon, Massachusetts and Washington.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Year End—The Company’s fiscal year end is the Sunday closest to December 31. The fiscal year ended January 3, 2010 included 53 weeks. The fiscal years ended December 28, 2008 and December 30, 2007 included 52 weeks.

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

Intangible and other assets—Intangible and other assets include lease rights, contract acquisition costs, deposits, and restricted cash. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 10 years. The cost of intangible assets, primarily lease rights, subject to amortization was $1,066,000 at January 3, 2010 and December 28, 2008. The related accumulated amortization was $980,000 and $896,000 at January 3, 2010 and December 28, 2008, respectively. Amortization expense for 2009, 2008, and 2007 was $84,000, $94,000, and $94,000, respectively. Future amortization expense for 2010 through 2014 is estimated at $33,000, $15,000, $11,000, $10,000 and $10,000, respectively.

Restricted cash of $2,449,000 and $3,326,000 as of January 3, 2010 and December 28, 2008, respectively, represents collateral for the Company’s high deductible workers’ compensation policy and is classified in other assets, net on the consolidated balance sheets.

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

Impairment of Long-Lived Assets—When facts and circumstances indicate that the carrying of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Long lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. The Company considers the economic environment when estimating future cash flows and in 2009 and 2008 considered the recession in our future sales assumptions. Impairment losses for underperforming stores of $128,000, $630,000 and $460,000 were recorded during 2009, 2008 and 2007, respectively, which were classified as operating expenses on the consolidated statements of income.

Accrued Workers’ Compensation and Benefits—The Company records an estimated liability for the self-insured portion of workers’ compensation claims. The liability is determined based on an actuarial assessment of information received from the Company’s insurance carrier including claims paid, filed and reserved for and historical experience. As of January 3, 2010 and December 28, 2008, the Company had $1,015,000 and $1,542,000, respectively, accrued for workers’ compensation. For claims incurred during the policy years beginning March 1, 2008, the Company purchased a guaranteed cost insurance policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008.

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

All revenue is recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company routinely participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Grocery coupons creating an obligation to the third party are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimated expenses incurred, but unpaid for these programs. Net revenue includes an allowance for grocery sales returns for coffee exceeding our freshness standards based on historical experience and current trends. The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends. Net revenue is presented net of any taxes collected from customers and remitted to government entities.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs and Other	Balance at End of Year
Allowance for Doubtful Accounts
Year ended January 3, 2010	$136	$(4)	$—	$132
Year ended December 28, 2008	72	64	—	136
Year ended December 30, 2007	67	7	(2)	72

The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $1,948,000, $2,593,000 and $2,718,000 related to home delivery sales in 2009, 2008 and 2007, respectively.

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

Advertising costs—Advertising costs are expensed as incurred. Advertising expense was $4,944,000, $4,439,000 and $4,260,000 in 2009, 2008 and 2007, respectively.

Operating leases—Certain of the Company’s lease agreements provide for tenant improvement allowances, rent holidays, scheduled rent increases and/or contingent rent provisions during the term of the lease. For purposes of recognizing incentives and minimum rental expenses, rent is expensed on a straight-line basis, and the Company records the difference between the recognized rental expense and amounts payable under the lease to deferred lease credits and other long-term liabilities, over the lease term, which may or may not coincide with the commencement of the lease. Tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accounts payable on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. When ceasing operations under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, the Company will record the expense upon the earlier of the cease-use date or signing of an agreement with the landlord. Finally, in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any sublease income that can be generated from the location and expenses the present value of the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

Gift Cards—The Company sells gift cards in its retail stores and through its web site. The gift cards do not have an expiration date. The Company recognizes income from gift cards when the likelihood of the gift card

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon our historical redemption patterns. We apply an estimated gift card breakage rate after the card has been dormant for 24 months, when based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income of $580,000, $497,000 and $332,000 in 2009, 2008 and 2007, respectively, is included in operating expenses in the consolidated statements of income.

Income Taxes—The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with ASC 740, “Income Taxes,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Fair Value Measurements—The accounting guidance for fair value measurements and disclosure defines and establishes a framework for measuring fair value and expands related disclosures. For financial assets and financial liabilities, this accounting guidance was effective for the Company beginning in fiscal 2008. Beginning in fiscal 2009, the Company adopted fair value measurements and disclosure requirements for all nonfinancial assets and nonfinancial liabilities. See Note 2.

Comprehensive Income—Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of unrealized gains and losses, net of applicable taxes, on available-for-sale securities.

Stock-Based Compensation—On January 2, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” using the modified-prospective-transition method. The fair value of each stock award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. The expected term of the options represents the estimated period of time from date of option grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For grants prior to July 3, 2006 expected stock price volatility was estimated using only the historical volatility of the Company’s stock. Beginning with the period ended October 1, 2006, expected stock price volatility is based on a combination of historical volatility and the implied volatility of the Company’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The Company has not paid dividends in the past and does not plan to pay dividends in the near future. Additional disclosure requirements of ASC 718 are set forth in Note 9, “Stock Options, Employee Purchase and Deferred Compensation Plans”.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense and related tax benefit was recognized as follows in the consolidated statements of income (in thousands):

	2009	2008	2007
Stock-based compensation expense	$2,866	$2,441	$2,536
ESPP expense	152	270	278

Total	$3,018	$2,711	$2,814

Cost of sales and related occupancy expenses	$294	$213	$234
Operating expenses	1,209	1,287	986
General and administrative expenses	1,515	1,211	1,594

Total	$3,018	$2,711	$2,814

Tax benefit	$1,229	$1,105	$1,147

The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Stock Options			ESPP
	2009	2008	2007	2009	2008	2007
Expected term in years	5.7	5.3	5.5	0.5	0.5	0.5
Expected stock price volatility	37.6%	34.4%	30.1%	36.9%	31.4%	25.1%
Risk-free interest rate	2.9%	3.6%	4.7%	2.7%	2.6%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$10.57	$8.83	$9.92	$5.96	$5.58	$5.86

Net Income per Share—Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 1,166,422, 1,258,510 and 841,277 have been excluded from diluted weighted average shares outstanding in 2009, 2008 and 2007, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2009	2008	2007
Basic weighted average shares outstanding	12,997	13,723	13,724
Incremental shares from assumed exercise of stock options	352	274	396

Diluted weighted average shares outstanding	13,349	13,997	14,120

Recently Issued Accounting Standards

On January 21, 2010, the FASB issued an ASU on improving disclosures about fair value measurements, which amends the ASC on Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU will not have an impact to our consolidated financial statements except to require us to provide increased disclosure.

2.     Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities, effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach, as defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical assets or liabilities.

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. In 2009, the Company recorded a charge of $128,000 related to the impairment of assets at an under-performing store. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in operating expenses in the accompanying consolidated statements of income. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

3.     Inventories

The Company’s inventories consist of the following at year end 2009 and 2008 (in thousands):

	2009	2008
Green coffee	$16,228	$17,732
Other inventory	9,708	8,392

Total	$25,936	$26,124

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Property, Plant and Equipment

Property, plant and equipment consist of the following at year end 2009 and 2008 (in thousands):

	2009	2008
Leasehold improvements	$73,406	$70,670
Furniture, fixtures and equipment	82,345	69,752
Plant equipment	18,882	19,939
Construction in progress	1,033	6,186
Building	14,238	14,275
Land	8,902	8,902

Total	198,806	189,724
Less: Accumulated depreciation	(95,312)	(81,810)

Property, plant and equipment, net	$103,494	$107,914

Depreciation expense was $17,194,000 in 2009, $15,010,000 in 2008, and $12,767,000 in 2007. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

5.     Marketable Securities

At December 28, 2008, the Company maintained marketable securities classified as available-for-sale as follows (in thousands). At January 3, 2010, there were no short-term marketable securities. Gross unrealized holding gains at December 28, 2008 are due to fluctuations in interest rates.

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
State and local government obligations	$8,543	$57	$8,600

Total marketable securities—short-term	$8,543	$57	$8,600

During 2009 and 2008, the Company sold available-for-sale securities for net proceeds from marketable securities of $16,183,000 and $7,857,000, respectively, with realized gains of $7,305,000 in 2009 and no realized gains or losses in 2008. Realized gains and losses are determined on the specific identification method. As of January 3, 2010, the Company had total unrealized losses of $0 reported in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of any related tax effect.

6.    Income Taxes

The income tax provision consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$6,830	$4,178	$5,993
State	2,051	2,071	1,922

Total	8,881	6,249	7,915

Deferred:
Federal	2,751	889	(2,648)
State	(74)	(576)	(592)

Total	2,677	313	(3,240)

Total	$11,558	$6,562	$4,675

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2009	2008	2007
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes less federal benefit	5.7	5.7	5.7
Tax-exempt interest	(0.1)	(0.8)	(1.6)
Domestic production deduction	(1.4)	(1.6)	(2.8)
Hiring tax credits	(1.6)	(1.5)	0.0
Other, net	(0.1)	0.2	(0.5)

Total	37.5%	37.0%	35.8%

Deferred tax assets (liabilities) consist of the following at year end 2009 and 2008 (in thousands):

	2009	2008
Credit carryforwards	$487	$283
Scheduled rent	2,870	2,696
Accrued reserves	2,391	1,252
Accrued compensation	953	780
State taxes	530	613
Stock options	4,077	3,274
Other	54	332

Gross deferred tax assets	11,362	9,230

Property, plant and equipment	(8,159)	(3,123)
Other	68	(126)

Gross deferred tax liabilities	(8,091)	(3,249)

Net deferred tax assets	$3,271	$5,981

The Company adopted ASC 740, “Unrecognized Tax Benefits,” as of January 1, 2007.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	2009	2008	2007
Beginning gross unrecognized tax benefit	$109	$85	$55
Gross increases for the current period	14	24	30

Ending gross unrecognized tax benefit	$123	$109	$85

The amount of unrecognized tax benefits that would increase the Company’s tax rate if recognized is $123,000. This relates to state exposures from not filing a state tax return. It is the Company’s policy to recognize interest and penalties in the tax provision. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $15,000 for each of 2009, 2008 and 2007. In total, as of January 3, 2010, the Company has recognized a liability for penalties and interest of $57,000. The total amounts for the years ended December 28, 2008 and December 30, 2007 were $43,000 and $28,000, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns for the years 2002 through 2005 were effectively settled with the Internal Revenue Service. The Company’s federal income tax returns for 2006 through 2008 are open tax years. The Company’s returns for the state of California tax for 2005 through 2008 are open tax years. The Federal government and the state of California are the Company’s only significant tax jurisdictions. The Company also files in numerous state jurisdictions with varying statutes of limitations.

No valuation allowance for deferred tax assets was recorded as management believes it is more likely than not that all of the deferred tax assets will be realized. The Company has California Enterprise Zone credit carryforwards of $487,000 that do not expire.

7.     Employee Benefit Plan

The Company’s 401(k) plan covers substantially all employees. Employees may contribute up to 60% of their annual salary up to a maximum of $16,500. The Company matches 50% of amounts contributed by its employees, subject to a maximum of 5% of the employees eligible compensation contributed to the plan. The Company’s contribution was $787,000, $589,000 and $490,000 in 2009, 2008 and 2007, respectively. The plan does not offer investments in Company stock.

8.     Stock Purchase Program

On September 6, 2006, the Company’s Board of Directors authorized the Company to purchase up to one million shares of Peet’s common stock, with no expiration, and the Company announced its plan on September 12, 2006 on Form 8-K. During the years ended January 3, 2010 and December 28, 2008 the Company purchased and retired 58,759 and 941,241 shares, respectively, under this program at an average price of $20.38 and $21.91, respectively. No shares remain available for purchase under this stock purchase program.

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K. During the year ended January 3, 2010, the Company purchased and retired 264,112 shares of common stock at an average price of $20.32, in accordance with this stock purchase program. As of January 3, 2010, 735,888 shares remain available for purchase under this stock purchase program. Purchases under this stock purchase program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also effective in 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued under the plan is 750,000. As of each annual meeting of the Company’s shareholders, beginning in 2002, and continuing through and including the annual meeting of the Company’s shareholders in 2020, the number of shares of common stock reserved for issuance under the 2000 plan will be increased automatically by the lesser of (i) three quarters of one percent (0.75%) of the total number of shares of common stock outstanding on such date, (ii) sixty thousand (60,000) shares, or (iii) a number of shares determined by the Board prior to such date, which number shall be less than (i) and (ii) above. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted. Stock options vest according to a pre-determined vest schedule set at grant date. In 2009, 2008 and 2007, the Company granted non-employee director options to purchase an aggregate of 35,000, 47,500 and 73,750, shares of common stock, respectively.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $33.35 as of the last business day of the year, which would have been received by the optionees had all options been exercised on that date. As of January 3, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 30 months.

As of January 3, 2010, there were 1,492,170 shares available for grant under the 2000 stock option plan and 206,850 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,732,711	$20.33	6.55	$18,147
Granted	333,882	26.79
Canceled	(96,583)	26.00
Exercised	(390,647)	17.40

Outstanding at December 30, 2007	2,579,363	$21.36	6.40	$21,028

Granted	351,464	23.72
Canceled	(101,303)	27.19
Exercised	(133,505)	16.50

Outstanding at December 28, 2008	2,696,019	$21.68	5.82	$8,753

Granted	382,014	26.28
Canceled	(112,374)	25.46
Exercised	(201,434)	19.02

Outstanding at January 3, 2010	2,764,225	$22.35	5.50	$30,400

Vested or expected to vest, January 3, 2010	2,614,303	$21.79	5.24	$29,373

Exercisable at January 3, 2010	1,818,116	$20.17	4.17	$23,968

The aggregate intrinsic value of stock options exercised was $2,864,000, $1,169,000 and $3,761,000 in 2009, 2008 and 2007, respectively.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option information at year end 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.38 to $12.98	141,863	2.50	$11.81	141,863	$11.81
$15.49	611,960	2.40	15.49	611,960	15.49
$15.59 to $23.57	678,967	5.38	21.01	492,713	20.07
$23.91 to $26.47	557,250	8.45	25.91	145,949	25.28
$26.48 to $35.87	774,185	6.47	28.33	425,631	28.05

$6.38 to $35.87	2,764,225	5.50	$22.35	1,818,116	$20.17

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company’s shareholders, beginning 2002 until 2020, by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. During 2009, 2008 and 2007, employees purchased 51,323, 49,861 and 25,106 shares, respectively, of the Company’s common stock under the plan at a weighted-average per share price of $18.51, $18.76 and $20.94, respectively. At January 3, 2010, 1,264,907 shares remain available for future issuance.

Effective December 1, 2003, the Company adopted a Nonqualified Deferred Compensation Plan (the “Plan”) for certain executive employees. The purpose of the Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to section 451 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”). The long-term liability related to compensation deferrals under the Plan was $824,000 and $560,000 as of January 3, 2010 and December 28, 2008, respectively, which is included in deferred lease credits and other long-term liabilities. The related asset is classified in cash and cash equivalents on the consolidated balance sheets.

10.    Line of Credit

On November 26, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”). The credit agreement provides for a $25 million revolving line of credit, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

The Company’s obligations under the line of credit are guaranteed by the Company’s wholly-owned subsidiary, Peet’s Operating Company, and secured by substantially all of the Company’s and Peet’s Operating Company’s personal property. The line of credit had an original maturity date of December 1, 2009, with an option by the Company to extend the maturity date to December 1, 2010, which was exercised pursuant to the terms of the credit agreement.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The credit agreement contains customary affirmative and negative covenants, including a requirement to maintain the Company’s financial condition in accordance with certain ratios and thresholds, and events of default that permit the Bank to accelerate the Company’s outstanding obligations, including nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and upon the occurrence of bankruptcy and other adverse material change in the Company’s financial condition. The Company is required to comply with the following financial covenants as of each fiscal quarter end, as defined in the credit agreement: a minimum Current Ratio not less than 0.75 to 1.0, a Leverage Ratio not greater than 1.75 to 1.0, an EBITDAR Coverage Ratio not less than 1.75 to 1.0, and net income after tax provision not less than $1.00.

During the year and as of January 3, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of January 3, 2010.

11.    Store Closures

The Company closed 4 underperforming retail locations in December 2009. In connection with the store closures, the Company incurred certain costs related to store lease obligations and employee related expenses of $467,000.

There is no balance for closed store reserves as of December 28, 2008. The Company incurred the following costs in connection with the December 2009 store closures:

2009 (in thousands)
Lease obligations	$443
Employee related expenses	24

Total	$467

As a result of the December 2009 store closures, the Company recorded a non-cash fixed asset write-off of $885,000, which is classified in operating expense in the accompanying consolidated statements of income.

The employee related expenses and lease obligation costs included in the table above are classified in operating expenses and cost of sales and related occupancy expenses, respectively, in the accompanying consolidated statements of income.

12.    Transaction Income, Net

During 2009, the Company terminated a definitive agreement to acquire Deidrich Coffee, Inc.. As a result, the Company recorded transaction income, net consisting of an $8.5 million break-up fee, net of $4.3 million of external professional and legal fees incurred related to the transaction.

No transaction income, net was recorded in fiscal 2008 or 2007.

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments and Contingencies

Leases—The Company leases its Emeryville, California administrative offices and its retail stores and certain equipment under operating leases that expire from 2010 through 2020. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to January 3, 2010 are as follows (amounts in thousands):

Leases
Years:
2010	$16,748
2011	16,195
2012	15,677
2013	14,152
2014	12,679
Thereafter	28,815

Total minimum lease payments	$104,266

Rent expense was $15,957,000, $14,513,000 and $12,449,000 for 2009, 2008 and 2007, respectively, including contingent rents of $113,000, $123,000 and $120,000, respectively.

Purchase Commitments—As of January 3, 2010, the Company had outstanding coffee purchase commitments with both fixed prices and prices with a fixed premium over the New York “C” market as follows (amounts in thousands):

Purchase Commitments
Years:
2010	$40,299
2011	615

Total minimum purchase commitments	$40,914

Legal Proceedings—On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On November 12, 2008 the plaintiffs filed an amended complaint asserting an additional claim for penalties On November 26, 2008 the Company filed an answer thereto denying the allegations in the first amended complaint and asserting a number of affirmative defenses thereto. On December 16, 2009, the Company reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees. Any difference between the maximum and the actual payment amount based on class participation is not

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be material. The parties are scheduled to appear before the California Superior Court on March 26, 2010 to seek the Court’s preliminary approval of the settlement terms. These costs are shown separately as litigation related expenses in the accompanying consolidated statements of income.

On February 8, 2010, the Company received a letter from a law firm alleging that we and several other well known companies violate the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, by failing to warn consumers that “ready-to-drink” coffee contains a substance that is allegedly known to cause cancer. Under Proposition 65, the letter commenced a 60-day period during which the California Attorney General must decide whether to take over or otherwise become involved in this matter. If, at the end of the 60-day period, the Attorney General has not made the determination to take over the matter entirely, the law firm would be entitled to file an action in California state court against the companies named in the letter. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers. As this matter is at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

14.    Segment Information

The Company operates in two reportable segments: retail and specialty sales. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty sales consist of whole bean coffee sales through three operating segments: grocery, home delivery, foodservice and office. In accordance with the aggregation criteria of ASC 280, these three operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the specialty operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, and competitive risks. In addition, each operating segment has similar products, similar production processes, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material additional information.

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

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail		Specialty		Unallocated		Total
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount		Amount	Percent of Net Revenue
2009
Net revenue (b)	$201,139	100.0%	$110,131	100.0%			$311,270	100.0%
Cost of sales and occupancy	87,843	43.7%	54,933	49.9%			142,776	45.9%
Operating expenses	83,616	41.6%	23,036	20.9%			106,652	34.3%
Litigation related expenses	2,957	1.5%					2,957	0.9%
Depreciation and amortization	11,267	5.6%	1,758	1.6%	$2,143		15,167	4.9%
Segment operating income	15,457	7.7%	30,404	27.6%	(22,467	)(c)	23,393	7.5%
Total assets	65,693		20,682		118,428	(a)	204,803
Capital expenditures	6,874		1,128		6,503		14,505

2008
Net revenue (b)	$187,719	100.0%	$97,103	100.0%			$284,822	100.0%
Cost of sales and occupancy	85,343	45.5%	48,194	49.6%			133,537	46.9%
Operating expenses	79,587	42.4%	19,257	19.8%			98,844	34.7%
Depreciation and amortization	9,970	5.3%	1,411	1.5%	$1,540		12,921	4.5%
Segment operating income	12,819	6.8%	28,241	29.1%	(24,059)		17,001	6.0%
Total assets	59,393		18,242		98,717	(a)	176,352
Capital expenditures	13,423		2,272		10,235		25,930

2007
Net revenue (b)	$168,392	100.0%	$80,997	100.0%			$249,389	100.0%
Cost of sales and occupancy	78,412	46.6%	39,977	49.4%			118,389	47.5%
Operating expenses	71,714	42.6%	14,086	17.4%			85,800	34.4%
Depreciation and amortization	8,516	5.1%	1,376	1.7%	$1,020		10,912	4.4%
Segment operating income	9,750	5.8%	25,558	31.6%	(23,702)		11,606	4.7%
Total assets	56,774		13,306		107,467	(a)	177,547
Capital expenditures	20,218		1,361		9,245		30,824

(a)	Unallocated total assets includes cash and marketable securities of $47,934,000, $13,319,000 and $31,075,000 at the end of the years 2009, 2008 and 2007, respectively.
(b)	There were no inter-segment revenues for the years 2009, 2008 and 2007, respectively.
(c)	Unallocated segment operating income for 2009 includes transaction income, net consisting of an $8.5 million break-up fee received for the termination of a definitive agreement for Peet’s to acquire Diedrich, net of $4.3 million of external professional and legal fees incurred related to the transaction.

Net revenue from the two product lines is as follows (in thousands):

	2009	2008	2007
Whole bean coffee, tea and related products	$168,494	$151,059	$134,065
Beverages and pastries	142,776	133,763	115,324

Total	$311,270	$284,822	$249,389

PEET’S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Financial Information (Unaudited, in thousands, except per share data)

	Quarter Ended
	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
Net revenue	$72,104	$73,565	$73,905	$91,696
Cost of sales and related occupancy expenses	32,568	32,953	34,291	42,964
Transaction income, net	—	—	128	(4,311)
Litigation related expenses	—	—	146	2,811
Income from operations	4,820	5,327	3,830	9,416
Gain on sale of marketable securities	—	—	—	7,305
Net income	3,053	3,408	2,469	10,322
Basic income per share	0.23	0.26	0.19	0.79
Diluted income per share	0.23	0.26	0.19	0.76

	Quarter Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
Net revenue	$67,135	$70,055	$68,486	$79,146
Cost of sales and related occupancy expenses	31,989	32,240	32,249	37,059
Income from operations	2,985	4,516	3,135	6,365
Net income	2,091	3,036	2,018	4,020
Basic income per share	0.15	0.22	0.15	0.30
Diluted income per share	0.15	0.21	0.15	0.29

Transaction income, net in the fourth quarter of 2009 consists of an $8.5 million break-up fee received for the termination of a definitive agreement for Peet’s to acquire Diedrich, net of $4.2 million of professional and legal fees incurred related to the transaction. Legal fees of $128,000 were incurred in the third quarter of 2009.

Litigation related expenses consists of costs incurred related to the pending settlement of a wage and hour class action lawsuit that was filed in July 2008 against the Company. See Note 13, “Commitments and Contingencies” for further discussion.

During the fourth quarter of 2009, the Company recorded a gain on the sale of stock that we acquired in Diedrich within the year.