Form 10-Q
period 2010-04-04
PEETS COFFEE & TEA INC
filed 2010-05-14
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

As of May 9, 2010 13,309,890 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	April 4,	January 3,
	2010	2010

ASSETS

Current assets
Cash and cash equivalents	$55,824	$47,934
Accounts receivable, net	12,539	15,209
Inventories	24,239	25,936
Deferred income taxes - current	3,592	3,592
Prepaid expenses and other	6,481	5,863
Total current assets	102,675	98,534

Property, plant and equipment, net	101,623	103,494
Other assets, net	2,176	2,775

Total assets	$206,474	$204,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$11,840	$13,669
Accrued compensation and benefits	6,601	10,832
Deferred revenue	5,513	6,845
Total current liabilities	23,954	31,346

Deferred income taxes - non current	316	321
Deferred lease credits	7,070	7,059
Other long-term liabilities	1,135	1,021
Total liabilities	32,475	39,747

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,309,000 and 13,104,000 shares	97,946	92,054
Retained earnings	76,053	73,002

Total shareholders' equity	173,999	165,056

Total liabilities and shareholders' equity	$206,474	$204,803

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	April 4,	March 29,
	2010	2009

Retail stores	$50,071	$47,982
Specialty sales	31,125	24,122
Net revenue	81,196	72,104

Cost of sales and related occupancy expenses	37,539	32,568
Operating expenses	27,837	25,171
Transaction related expenses	824	-
General and administrative expenses	6,302	5,938
Depreciation and amortization expenses	3,877	3,607
Total costs and expenses from operations	76,379	67,284

Income from operations	4,817	4,820

Interest (expense) income, net	(1)	78

Income before income taxes	4,816	4,898

Income tax provision	1,765	1,845

Net income	$3,051	$3,053

Net income per share:
Basic	$0.23	$0.23
Diluted	$0.22	$0.23

Shares used in calculation of net income per share:
Basic	13,188	13,039
Diluted	13,809	13,241

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	April 4,	March 29,
	2010	2009

Cash flows from operating activities:
Net income	$3,051	$3,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,422	4,141
Amortization of interest purchased	-	27
Stock-based compensation	742	643
Excess tax benefit from exercise of stock options	(1,113)	(28)
Tax benefit from exercise of stock options	946	17
Loss on disposition of assets and asset impairment	31	7
Deferred income taxes	(5)	(9)
Changes in other assets and liabilities:
Accounts receivable, net	2,670	1,809
Inventories	1,697	3,552
Prepaid expenses and other current assets	(618)	1,694
Other assets	29	177
Accounts payable, accrued liabilities and deferred revenue	(7,354)	(3,235)
Deferred lease credits and other long-term liabilities	125	453
Net cash provided by operating activities	4,623	12,301

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,623)	(3,787)
Proceeds from sales of property, plant and equipment	13	-
Changes in restricted investments	560	884
Proceeds from sales and maturities of marketable securities	-	3,972
Net cash (used in) provided by investing activities	(2,050)	1,069

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,732	450
Purchase of common stock	(528)	(6,564)
Excess tax benefit from exercise of stock options	1,113	28
Net cash provided by (used in) financing activities	5,317	(6,086)

Increase in cash and cash equivalents	7,890	7,284
Cash and cash equivalents, beginning of year	47,934	4,719

Cash and cash equivalents, end of year	$55,824	$12,003

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$118	$1,548
Other cash flow information:
Cash paid for income taxes	91	21

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of April 4, 2010 and for the thirteen weeks ended April 4, 2010 and March 29, 2009 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 3, 2010 (the “2009 Form 10-K”).

The results of operations for the thirteen weeks ended April 4, 2010 are not necessarily indicative of the results expected for the full year.

We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued.

Recent Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU did not have an impact to our condensed consolidated financial statements except to require us to provide increased disclosure.

In February 2010, the FASB issued an ASU which amends Subtopic 855, “Subsequent Events”, of the ASC.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

Comprehensive Income

For the thirteen weeks ended April 4, 2010 and March 29, 2009, comprehensive income was $3,051,000 and $3,010,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 47,469 and 1,567,229 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended April 4, 2010 and March 29, 2009, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks
	April 4,	March 29,
	2010	2009

Basic weighted average shares outstanding	13,188	13,039
Incremental shares from assumed exercise of stock options	621	202
Diluted weighted average shares outstanding	13,809	13,241

2.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis, as deemed necessary. As of April 4, 2010, the Company was not required to measure any non-financial assets and liabilities at fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	April 4,	January 3,
	2010	2010

Green coffee	$13,930	$16,228
Other inventory	10,309	9,708
Total	$24,239	$25,936

4.	Stock Purchase Program

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K.  During the thirteen weeks ended April 4, 2010, the Company purchased and retired 14,044 shares of common stock, at an average price of $37.60, in accordance with this stock purchase program.  721,844 shares remain available for purchase under this stock purchase program.

5.	Stock-Based Compensation

Stock Option Plans
The Company maintains several equity incentive plans under which it may currently grant non-qualified stock options to employees and non-employee directors.

Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 3, 2010	2,764,225	$22.35	5.50	$30,400
Granted	54,500	33.70
Canceled	(3,994)	25.92
Exercised	(219,553)	21.56
Oustanding at April 4, 2010	2,595,178	$22.66	5.46	$38,889
Vested or expected to vest, April 4, 2010	2,462,150	$22.13	5.22	$37,455
Exercisable at April 4, 2010	1,615,625	$20.07	3.94	$28,388

Stock-Based Compensation
Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income as follows (in thousands):

	Thirteen weeks ended
	April 4,	March 29,
	2010	2009

Stock-based compensation expense	$742	$592
Employee Stock Purchase Plan expense	-	51
Total	$742	$643

Cost of sales and related occupancy expenses	$74	$45
Operating expenses	282	297
General and administrative expenses	386	301
Total	$742	$643

Tax benefit	$302	$262

The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

Stock Options
April 4,
2010
Expected term in years	6.1
Expected stock price volatility	37.8%
Risk-free interest rate	2.5%
Expected dividend yield	0.0%

Estimated fair value per option granted	$13.72

There were no stock options granted during the thirteen week period ended March 29, 2009.

6.	Line of Credit

On November 26, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit agreement provides for a $25.0 million revolving line of credit, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company. The line of credit had an original maturity date of December 1, 2009, with an option by the Company to extend the maturity date to December 1, 2010, which was exercised pursuant to the terms of the credit agreement.

During the thirteen weeks ended April 4, 2010 and as of April 4, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of April 4, 2010.

7.	Legal Proceedings

We are party to the significant legal proceedings described below. Based on our experience, we believe that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses, if any, in the unresolved legal proceedings described below. Should any one of these proceedings against us, or a combination of more than one, be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, which could have a material impact on our financial position or results of operations.

On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On November 12, 2008 the plaintiffs filed an amended complaint asserting an additional claim for penalties On November 26, 2008 the Company filed an answer thereto denying the allegations in the first amended complaint and asserting a number of affirmative defenses thereto. On December 16, 2009, the Company reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees. Any difference between the maximum and the actual payment amount based on class participation is not expected to be material. The parties appeared before the California Superior Court on March 26, 2010 to seek the Court’s preliminary approval of the settlement terms.

On March 9, 2010, a First Amended Complaint was filed in California Superior Court by Amber Morgan and Norna Lai, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming Peet’s Coffee & Tea, Inc. as a defendant.  The First Amended Complaint alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements. The plaintiffs seek injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  The Company was served with the First Amended Complaint on April 1, 2010. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.

The Company is involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company’s financial position or results of operations.

On February 8, 2010, the Company received a letter from a law firm alleging that the Company and several other well known sellers of coffee violate the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, by failing to warn consumers that “ready-to-drink” coffee contains a substance that is allegedly known to cause cancer. Under Proposition 65, the letter commenced a 60-day period during which the California Attorney General was required to decide whether to take over or otherwise become involved in this matter. That 60-day period has now expired, and the Attorney General has not taken any steps to become involved in the matter to the best of our knowledge.  The law firm that served the letter on the Company, as expected, filed a complaint on April 13, 2010, naming the Company along with many others who serve ready-to-drink coffee.  The complaint seeks statutory penalties and costs of enforcement, as well as a court order that the Company is required to provide warnings and other notices to customers.  We intend to respond to the complaint by the required deadline in mid-May.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Currently, the Company is not a party to any other legal proceedings that management believes would have a material effect on the financial position or results of operations of the Company.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended April 4, 2010
Net revenue	$50,071	100.0%	$31,125	100.0%		$81,196	100.0%
Cost of sales and occupancy	21,654	43.2%	15,885	51.0%		37,539	46.2%
Operating expenses	21,130	42.2%	6,707	21.5%		27,837	34.3%
Depreciation and amortization	2,749	5.5%	432	1.4%	$696	3,877	4.8%
Segment operating income	4,538	9.1%	8,101	26.0%	(7,822)	4,817	5.9%
Total assets	54,027		17,720		134,727	206,474
Capital expenditures	1,519		191		913	2,623

For the thirteen weeks ended March 29, 2009
Net revenue	$47,982	100.0%	$24,122	100.0%		$72,104	100.0%
Cost of sales and occupancy	20,525	42.8%	12,043	49.9%		32,568	45.2%
Operating expenses	19,756	41.2%	5,415	22.4%		25,171	34.9%
Depreciation and amortization	2,762	5.8%	427	1.8%	$418	3,607	5.0%
Segment operating income	4,939	10.3%	6,237	25.9%	(6,356)	4,820	6.7%
Total assets	58,885		16,248		96,807	171,940
Capital expenditures	1,731		707		1,349	3,787

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our planned geographic expansion of our retail presence; our plans to open new retail stores; our plans to expand into new grocery markets; and our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
The recent recession or a worsening of the United States and global economy could materially adversely affect our business.   Our revenues and performance depend significantly on consumer confidence and spending, which have deteriorated due to the recession and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer confidence and spending include, without limitation, continuing conditions in the residential real estate and mortgage markets, access to credit, labor and healthcare costs, increases in fuel and other energy costs, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

•
Complaints or claims by current, former or prospective employees or governmental agencies could adversely affect us. We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees or governmental agencies. In addition, successful complaints against our competitors may spur similar lawsuits against us. For instance, in 2003, two lawsuits (which have since been settled) were filed against the Company alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. On July 14, 2008, a complaint was filed alleging that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. In addition, on March 9, 2010, a complaint was filed by exempt employees on their own behalf and on behalf of employees similarly situated alleging claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages and non-compliant wage statements. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

For a discussion of additional material risks and uncertainties that the Company faces, see the discussion in the 2009 Form 10-K titled “Risk Factors.”

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

We believe growth opportunities exist in all of our distribution channels. We believe that our specialty sales can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and higher customer awareness. In the long-term, we expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the foodservice and office environment. In grocery, we expect to continue to expand into new markets although the full extent of our penetration will depend upon the development of specialty coffee as a category in many markets.

While coffee commodity costs began to decline in the second half of 2008, costs rose steadily in 2009 and by year end returned to early 2008 levels. We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market.

Our net revenues depend significantly on consumer confidence and spending, which have deteriorated over that last two years due to the recession and may remain depressed for the foreseeable future. Despite the recession, we have been able to grow our revenues by opening new retail stores, adding new foodservice accounts, and growing our business in our current grocery customer base. We plan to open a handful of new stores for the remainder of 2010 in addition to the one new store we opened in the first quarter of 2010.

Results of Operations

The following discussion on results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended
	April 4,	March 29,
	2010	2009

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	46.2	45.2
Operating expenses	34.3	34.9
Transaction related expenses	1.0	-
General and administrative expenses	7.8	8.2
Depreciation and amortization expenses	4.8	5.0
Income from operations	5.9	6.7
Interest income	-	0.1
Income before income taxes	5.9	6.8
Income tax provision	2.2	2.6
Net income	3.8%	4.2%

Percent of net revenue by business segment:
Retail stores	61.7%	66.5%
Specialty sales	38.3	33.5

Percent of net revenue by business category:
Whole bean coffee and related products	55.4%	51.7%
Beverages and pastries	44.6	48.3

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	43.2%	42.8%
Specialty sales	51.0	49.9

Operating expenses as a percent of segment revenue:
Retail stores	42.2%	41.2%
Specialty sales	21.5	22.4

Percent increase from prior year:
Net Revenue	12.6%	7.4%
Retail stores	4.4	7.6
Specialty sales	29.0	7.1
Cost of sales and related occupancy expenses	15.3	1.8
Operating expenses	10.6	7.0
Transaction related expenses	100.0	-
General and administrative expenses	6.1	6.8
Depreciation and amortization expenses	7.5	17.5

Selected operating data:
Number of retail stores in operation
Beginning of the period	192	188
Store openings	1	2
Store closures	-	-
End of the period	193	190

Thirteen Weeks Ended April 4, 2010 Compared to Thirteen Weeks Ended March 29, 2009

Net revenue

Net revenue for the thirteen weeks ended April 4, 2010 increased $9.1 million, or 12.6%, versus the corresponding period in 2009 as a result of the continued expansion of our retail and specialty sales segments. Sales of whole bean and related products increased 20.6% to $44.9 million. Net revenue from beverages and pastries increased 4.1% to $36.3 million.

In the retail segment, net revenue increased $2.1 million, or 4.4%, compared to the corresponding period in 2009 primarily as a result of increased sales from stores operating for over one year and from the 3 net new stores we opened in the last 12 months. Sales of whole bean coffee and related products in the retail segment decreased by 2.3% to $13.9 million, while sales of beverages and pastries increased by 7.1% to $36.2 million. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores and our own new retail stores.

In the specialty sales segment, net revenue increased $7.0 million, or 29%, compared to the first quarter of 2009, as summarized by business channel below. The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, the introduction of Godiva coffee in the fourth quarter of 2009. Net revenue in foodservice and office coffee sales increased due to new accounts added over the last 12 months.  Net revenue growth in the home delivery channel was flat compared to the corresponding period in 2009 as the effect of cannibalization from our grocery business expansion stabilized.

	Thirteen weeks ended
(dollars in thousands)	April 4, 2010	March 29, 2009	Increase/(Decrease)
Grocery	$18,643	$13,387	$5,256	39.3%
Foodservice and office	8,480	6,706	1,774	26.5%
Home delivery	4,002	4,029	(27)	-0.7%
Total specialty	$31,125	$24,122	$7,003	29.0%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.2% in the first quarter of 2009 to 46.2% in the first quarter of 2010. The increase from last year was due to the shift from retail towards specialty, which has a higher cost of sales, and higher milk costs.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 0.4% primarily due to higher milk costs.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 1.1% primarily due to the implementation of improved everyday pricing in our grocery business in mid-2009 and the mix impact of Godiva coffee, which has a lower margin.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to remain above last year levels, due to the mix shift toward specialty and higher milk prices.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 0.6% to 34.3%. The decrease was primarily due to the mix shift from retail towards specialty, which has lower operating costs, and leverage of our DSD sales and distribution system, offset by investments in training and repairs and maintenance in our stores and higher healthcare costs.

In the retail segment, operating expenses as a percent of net revenue increased 1.0% primarily due to healthcare, training costs and higher repairs and maintenance costs.

In the specialty segment, operating expenses as a percent of net revenue decreased 0.9% primarily due to leverage of our DSD sales and distribution system.

We expect operating expenses as a percent of net revenue in 2010 to continue to improve primarily due to the continued shift in business towards specialty channels.

Transaction related expenses

Transaction related expenses consists of $0.8 million of external professional and legal fees incurred to comply with a subpoena we received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters acquisition of Diedrich Coffee.

General and administrative expenses

General and administrative expenses increased to $6.3 million compared to $5.9 million for the corresponding period last year driven by higher payroll related costs and professional and legal fees, partially offset by lower marketing costs compared to the same prior year period.

Depreciation and amortization expenses

Depreciation and amortization expenses increased to $3.9 million, compared to $3.6 million for the corresponding period last year. The increase was primarily due to the implementation of a new ERP system in the third quarter of 2009.

Interest (expense) income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Due to lower average balances during the quarter, our earnings were offset by interest expense on our deferred compensation plan. During the corresponding period of 2009 we earned $0.1 million.

Income tax provision

The effective income tax rate for the first quarter of 2010 is 36.6% compared to 37.7% during the first quarter of 2009 due to an increase in the benefit of the domestic production deduction and hiring tax credits.

The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At April 4, 2010 we had $55.8 million in cash and cash equivalents. Working capital was $78.7 million as of April 4, 2010.

Net cash provided by operating activities was $4.6  million for the thirteen weeks ended April 4, 2010 compared to $12.3 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to timing of payroll, coffee purchases, and income tax prepayments, and other changes in working capital.

Net cash used in investing activities was $2.1 million for the thirteen weeks ended April 4, 2010 compared to net cash provided by investing activities of $1.1 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirteen week period ended April 4, 2010, we purchased property, plant and equipment totaling $2.6 million primarily related to our one new store, information technology support systems and hardware to support our growing infrastructure, and additional equipment and machinery for our roasting facility. During the thirteen week period ended April 4, 2010, there were no proceeds from maturities of marketable securities compared to $4.0 million in the prior year period.  Proceeds from a release of restricted investments totaled $0.6 million for the thirteen week period ended April 4, 2010.

Net cash provided by financing activities for the thirteen weeks ended April 4, 2010 was $5.3 million compared to net cash used in financing activities of $6.1 million for the same prior year period.  Financing activities primarily relate to the proceeds from stock option exercises, offset by repurchase of our common stock.

The Company also has $25.0 million available through a credit agreement entered into on November 26, 2008 with Wells Fargo Bank, National Association, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

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

During the quarter ended and as of April 4, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of April 4, 2010.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of April 4, 2010, we had approximately $35.7 million in open fixed-priced purchase commitments and approximately $3.1 million in not-yet-priced commitments for a total of approximately $38.8 million with delivery dates ranging from April 2010 through July 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of April 4, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to the significant legal proceedings described below. Based on our experience, we believe that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses, if any, in the unresolved legal proceedings described below. Should any one of these proceedings against us, or a combination of more than one, be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, which could have a material impact on our financial position or results of operations.

On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On October 8, 2008, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On November 12, 2008 the plaintiffs filed an amended complaint asserting an additional claim for penalties On November 26, 2008 the Company filed an answer thereto denying the allegations in the first amended complaint and asserting a number of affirmative defenses thereto. On December 16, 2009, the Company reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees. Any difference between the maximum and the actual payment amount based on class participation is not expected to be material. The parties appeared before the California Superior Court on March 26, 2010 to seek the Court’s preliminary approval of the settlement terms.

On March 9, 2010, a First Amended Complaint was filed in California Superior Court by Amber Morgan and Norna Lai, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming Peet’s Coffee & Tea, Inc. as a defendant.  The First Amended Complaint alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements. The plaintiffs seek injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  The Company was served with the First Amended Complaint on April 1, 2010. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.

The Company is involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company’s financial position or results of operations.

On February 8, 2010, the Company received a letter from a law firm alleging that the Company and several other well known sellers of coffee violate the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, by failing to warn consumers that “ready-to-drink” coffee contains a substance that is allegedly known to cause cancer. Under Proposition 65, the letter commenced a 60-day period during which the California Attorney General was required to decide whether to take over or otherwise become involved in this matter. That 60-day period has now expired, and the Attorney General has not taken any steps to become involved in the matter to the best of our knowledge.  The law firm that served the letter on the Company, as expected, filed a complaint on April 13, 2010, naming the Company along with many others who serve ready-to-drink coffee.  The complaint seeks statutory penalties and costs of enforcement, as well as a court order that the Company is required to provide warnings and other notices to customers.  We intend to respond to the complaint by the required deadline in mid-May.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Currently, the Company is not a party to any other legal proceedings that management believes would have a material effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors

 Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2010 - February 7, 2010	-	$-	264,112	735,888

February 8, 2010- (1) March 7, 2010	9,857	$37.46	273,969	726,031

March 8, 2010- (1) April 4, 2010	4,187	$37.93	278,156	721,844

(1)
Repurchases were made pursuant a stock repurchase program announced on October 27, 2008, providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion.  Purchases under the program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 5. Other Information

On February 4, 2010, based on the Company meeting its 2009 financial and strategic objectives (including the achievement of the maximum funding level on the financial objective), the Committee approved cash bonus payments to Messrs. O’Dea and Cawley and Mses. Bogeajis and Lansing of $360,605, $187,834, $116,623 and $138,099, respectively. These payments represented the maximum 167% of incentive target available and was the same funding percent applied to all participating executives.

This disclosure is provided in lieu of disclosure under Item 5.02(e) of Form 8-K.

Item 6. Exhibits

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

10.1	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement dated as of December 11, 2009, and related Plan Document.

10.2	Letter Agreement between the Company and P. Christine Lansing, dated as of April 9, 2010.

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEET’S COFFEE & TEA, INC.

Date: May 13, 2010	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary