Form 10-Q
period 2010-07-04
PEETS COFFEE & TEA INC
filed 2010-08-13
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of August 8, 2010 12,857,088 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	July 4,	January 3,
	2010	2010

ASSETS

Current assets
Cash and cash equivalents	$42,855	$47,934
Accounts receivable, net	12,216	15,209
Inventories	37,392	25,936
Deferred income taxes - current	3,592	3,592
Prepaid expenses and other	5,585	5,863
Total current assets	101,640	98,534

Property, plant and equipment, net	100,081	103,494
Other assets, net	2,166	2,775

Total assets	$203,887	$204,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$12,209	$13,669
Accrued compensation and benefits	8,950	10,832
Deferred revenue	5,468	6,845
Total current liabilities	26,627	31,346

Deferred income taxes - non current	315	321
Deferred lease credits	7,033	7,059
Other long-term liabilities	1,307	1,021
Total liabilities	35,282	39,747

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding:13,075,000 and 13,104,000 shares	88,297	92,054
Retained earnings	80,308	73,002

Total shareholders' equity	168,605	165,056

Total liabilities and shareholders' equity	$203,887	$204,803

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Retail stores	$50,560	$48,840	$100,631	$96,823
Specialty sales	30,216	24,725	61,341	48,847
Net revenue	80,776	73,565	161,972	145,670

Cost of sales and related occupancy expenses	37,377	32,953	74,916	65,521
Operating expenses	26,937	25,522	54,774	50,673
Transaction related expenses	146	58	970	79
General and administrative expenses	5,622	6,074	11,924	12,012
Depreciation and amortization expenses	4,020	3,631	7,897	7,238
Total costs and expenses from operations	74,102	68,238	150,481	135,523

Income from operations	6,674	5,327	11,491	10,147

Interest income, net	5	48	4	126

Income before income taxes	6,679	5,375	11,495	10,273

Income tax provision	2,424	1,967	4,189	3,812

Net income	$4,255	$3,408	$7,306	$6,461

Net income per share:
Basic	$0.32	$0.26	$0.55	$0.50
Diluted	$0.31	$0.26	$0.53	$0.49

Shares used in calculation of net income per share:
Basic	13,248	12,915	13,218	12,977
Diluted	13,885	13,217	13,847	13,229
See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	July 4,	June 28,
	2010	2009

Cash flows from operating activities:
Net income	$7,306	$6,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,981	8,304
Amortization of interest purchased	-	36
Stock-based compensation	1,623	1,508
Excess tax benefit from exercise of stock options	(1,481)	(249)
Tax benefit from exercise of stock options	1,228	124
Loss on disposition of assets and asset impairment	63	18
Deferred income taxes	(6)	(10)
Changes in other assets and liabilities:
Accounts receivable, net	2,993	2,359
Inventories	(11,456)	(3,349)
Prepaid expenses and other current assets	278	2,195
Other assets	31	184
Accounts payable, accrued liabilities and deferred revenue	(4,893)	(2,322)
Deferred lease credits and other long-term liabilities	260	665
Net cash provided by operating activities	4,927	15,924

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,455)	(8,853)
Proceeds from sales of property, plant and equipment	17	-
Changes in restricted investments	559	864
Proceeds from sales and maturities of marketable securities	-	7,607
Purchases of marketable securities	-	(370)
Net cash used in investing activities	(4,879)	(752)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,122	1,572
Purchase of common stock	(14,730)	(6,564)
Excess tax benefit from exercise of stock options	1,481	249
Net cash used in financing activities	(5,127)	(4,743)

(Decrease) increase in cash and cash equivalents	(5,079)	10,429
Cash and cash equivalents, beginning of period	47,934	4,719

Cash and cash equivalents, end of period	$42,855	$15,148

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$330	$1,304
Other cash flow information:
Cash paid for income taxes	2,721	2,136

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of July 4, 2010 and for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 3, 2010 (the “2009 Form 10-K”).

The results of operations for the thirteen and twenty-six weeks ended July 4, 2010 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of fair value measurement Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU did not have an impact to our condensed consolidated financial statements except to require us to provide increased disclosure.

In February 2010, the FASB issued an ASU that amends Subtopic 855, “Subsequent Events”, of the Accounting Standards Codification (“ASC”). An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s disclosure requirements.

Comprehensive Income

For the thirteen weeks ended July 4, 2010 and June 28, 2009, comprehensive income was $4,255,000 and $7,671,000, respectively. For the twenty-six weeks ended July 4, 2010 and June 28, 2009, comprehensive income was $7,306,000 and $10,682,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 147,763 and 1,380,920 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended July 4, 2010 and June 28, 2009, respectively, and 97,071 and 1,408,319 for the twenty-six week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks		Twenty-six weeks
	July 4,	June 28	July 4,	June 28
	2010	2009	2010	2009

Basic weighted average shares outstanding	13,248	12,915	13,218	12,977
Incremental shares from assumed exercise of stock options and awards	637	302	629	252
Diluted weighted average shares outstanding	13,885	13,217	13,847	13,229

2.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis, as deemed necessary. As of July 4, 2010, the Company was not required to measure any non-financial assets and liabilities at fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	July 4,	January 3,
	2010	2010

Green coffee	$27,054	$16,228
Other inventory	10,338	9,708
Total	$37,392	$25,936

4.	Stock Purchase Program

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K.  During the twenty-six weeks ended July 4, 2010, the Company purchased and retired 380,990 shares of common stock, at an average price of $38.66, in accordance with this stock purchase program. 354,898 shares remain available for purchase under this stock purchase program.

5.	Stock-Based Compensation

On May 18, 2010, the Company’s shareholders approved the Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan. The 2010 Plan is intended as the successor to and continuation of the Peet’s Coffee & Tea, Inc. 2000 Equity Incentive Plan (“Prior Plan”). Under the 2010 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance stock awards, performance cash awards, and other stock awards. The aggregate number of shares of common stock that may be issued pursuant to stock awards from and after May 18, 2010 shall not exceed 700,000 shares plus shares underlying options under the Prior Plan that expire or terminate, less one share for each share of stock issued pursuant to an option or stock appreciation right under the Prior Plan after January 3, 2010 and 1.8 shares for each share of stock issued pursuant to a restricted stock award, restricted stock unit award (“RSUs”), performance stock award, performance cash award, or other stock award. No additional stock awards shall be granted under the Prior Plan.
Stock Option Activity

Changes in stock options were as follows:
			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 3, 2010	2,764,225	$22.35	5.50	$30,400
Granted	199,530	36.58
Canceled	(87,952)	26.28
Exercised	(351,861)	23.08
Outstanding at July 4, 2010	2,523,942	$23.24	5.32	$37,398
Vested or expected to vest, July 4, 2010	2,423,567	$22.97	5.21	$36,550
Exercisable at July 4, 2010	1,753,763	$20.72	4.13	$30,353

Restricted Stock Units

During the second quarter, the Company began granting RSUs under the 2010 Equity Incentive Plan.

Changes in RSU’s were as follows:

	Number of	Weighted Average
	Units	Grant Date
	Outstanding	Fair Value

Outstanding at January 3, 2010	-	$-
Granted	27,035	37.14
Vested	-	-
Forfeited, cancelled or expired	(450)	37.10
Outstanding at July 4, 2010	26,585	$37.14

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Stock-based compensation expense	$879	$802	$1,621	$1,394
Employee Stock Purchase Plan expense	2	63	2	114
Total	$881	$865	$1,623	$1,508

Cost of sales and related occupancy expenses	$232	$146	$306	$191
Operating expenses	162	327	444	624
General and administrative expenses	487	392	873	693
Total	$881	$865	$1,623	$1,508

Tax benefit	$359	$352	$661	$615

The fair value of each option grant, restricted stock unit award, and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	July 4,	June 28,
	2010	2009
Expected term in years	5.7	5.7
Expected stock price volatility	36.7%	37.6%
Risk-free interest rate	2.5%	2.9%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$14.13	$10.56
Estimated fair value per RSU awarded	$37.14	$-

6.	Line of Credit

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

During the thirteen weeks ended July 4, 2010 and as of July 4, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of July 4, 2010.

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

On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On December 16, 2009, the Company reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees, which is included in accounts payable and other accrued liabilities at January 3, 2010 and July 4, 2010. Any difference between the maximum and the actual payment amount based on class participation is not expected to be material. The parties appeared before the California Superior Court on March 26, 2010 to seek the Court’s preliminary approval of the settlement terms which was subsequently granted and Notice to the Class was mailed on May 21, 2010.  The Notice period concluded on August 4, 2010, and the parties will next appear before the Court for final approval of the settlement on September 1, 2010.

On April 1, 2010, the Company was served with the First Amended Complaint filed in California Superior Court by Amber Morgan and Norna Lai, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming Peet’s Coffee & Tea, Inc. as a defendant.  The First Amended Complaint alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements. The plaintiffs seek injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On April 30, 2010, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended July 4, 2010
Net revenue	$50,560	100.0%	$30,216	100.0%		$80,776	100.0%
Cost of sales and occupancy	21,964	43.4%	15,413	51.0%		37,377	46.3%
Operating expenses	20,350	40.2%	6,587	21.8%		26,937	33.3%
Depreciation and amortization	2,867	5.7%	457	1.5%	$696	4,020	5.0%
Segment operating income	5,379	10.6%	7,759	25.7%	(6,464)	6,674	8.3%
Total assets	53,266		17,173		133,448	203,887
Capital expenditures	1,941		326		565	2,832

For the thirteen weeks ended June 28, 2009
Net revenue	$48,840	100.0%	$24,725	100.0%		$73,565	100.0%
Cost of sales and occupancy	21,226	43.5%	11,727	47.4%		32,953	44.8%
Operating expenses	20,173	41.3%	5,349	21.6%		25,522	34.7%
Depreciation and amortization	2,780	5.7%	435	1.8%	$416	3,631	4.9%
Segment operating income	4,661	9.5%	7,214	29.2%	(6,548)	5,327	7.2%
Total assets	59,578		15,822		107,187	182,587
Capital expenditures	2,040		23		3,003	5,066

For the twenty-six weeks ended July 4, 2010
Net revenue	$100,631	100.0%	$61,341	100.0%		$161,972	100.0%
Cost of sales and occupancy	43,618	43.3%	31,298	51.0%		74,916	46.3%
Operating expenses	41,480	41.2%	13,294	21.7%		54,774	33.8%
Depreciation and amortization	5,616	5.6%	889	1.4%	$1,392	7,897	4.9%
Segment operating income	9,917	9.9%	15,860	25.9%	(14,286)	11,491	7.1%
Total assets	53,266		17,173		133,448	203,887
Capital expenditures	3,460		517		1,478	5,455

For the twenty-six weeks ended June 28, 2009
Net revenue	$96,823	100.0%	$48,847	100.0%		$145,670	100.0%
Cost of sales and occupancy	41,751	43.1%	23,770	48.7%		65,521	45.0%
Operating expenses	39,929	41.2%	10,744	22.0%		50,673	34.8%
Depreciation and amortization	5,542	5.7%	862	1.8%	$834	7,238	5.0%
Segment operating income	9,601	9.9%	13,471	27.6%	(12,925)	10,147	7.0%
Total assets	59,578		15,822		107,187	182,587
Capital expenditures	3,771		730		4,352	8,853

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our expectations regarding green coffee prices and the coffee commodity market; our plans to open new retail stores; our plans to expand into new grocery markets; our expectations regarding the outcome and/or impact of legal proceedings to which we are a party; and our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

While coffee commodity costs began to decline in the second half of 2008, costs rose steadily in 2009 and by year end returned to early 2008 levels. The coffee market is now 25% higher than it was three months ago. We expect the commodity market to continue to be volatile as worldwide demand, the strength of the dollar, and weather will continue to cause uncertainty in the market.

Our net revenues depend significantly on consumer confidence and spending, which have deteriorated over that last two years due to the recession and may remain depressed for the foreseeable future. Despite the recession, we have been able to grow our revenues by opening new retail stores, adding new foodservice accounts, growing our business in our current grocery customer base, and to a lesser extent, the introduction of new products.

Results of Operations

The following discussion on results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Twenty-six weeks ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.3	44.8	46.3	45.0
Operating expenses	33.3	34.7	33.8	34.8
Transaction related expenses	0.2	0.1	0.6	0.1
General and administrative expenses	7.0	8.3	7.4	8.2
Depreciation and amortization expenses	5.0	4.9	4.9	5.0
Income from operations	8.3	7.2	7.1	7.0
Interest income	-	0.1	-	0.1
Income before income taxes	8.3	7.3	7.1	7.1
Income tax provision	3.0	2.7	2.6	2.6
Net income	5.3%	4.6%	4.5%	4.4%

Percent of net revenue by business segment:
Retail stores	62.6%	66.4%	62.1%	66.5%
Specialty sales	37.4	33.6	37.9	33.5

Percent of net revenue by business category:
Whole bean coffee and related products	54.1%	51.9%	54.7%	52.5%
Beverages and pastries	45.9	48.1	45.3	47.5

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	43.4%	43.5%	43.3%	43.1%
Specialty sales	51.0	47.4	51.0	48.7

Operating expenses as a percent of segment revenue:
Retail stores	40.2%	41.3%	41.2%	41.2%
Specialty sales	21.8	21.6	21.7	22.0

Percent increase from prior year:
Net Revenue	9.8%	5.0%	11.2%	6.2%
Retail stores	3.5	5.5	3.9	6.5
Specialty sales	22.2	4.1	25.6	5.6
Cost of sales and related occupancy expenses	13.4	2.2	14.3	2.0
Operating expenses	5.5	3.6	8.1	5.3
General and administrative expenses	(7.4)	11.8	(0.7)	9.2
Depreciation and amortization expenses	10.7	14.3	9.1	15.9

Selected operating data:
Number of retail stores in operation
Beginning of the period	193	190	192	188
Store openings	-	2	1	4
Store closures	-	-	-	-
End of the period	193	192	193	192

Thirteen Weeks Ended July 4, 2010 Compared to Thirteen Weeks Ended June 28, 2009

Net revenue

Net revenue for the thirteen weeks ended July 4, 2010 increased $7.2 million, or 9.8%, compared to the corresponding period in 2009. Sales of whole bean and related products increased 14.4% to $43.7 million. Net revenue from beverages and pastries increased 4.8% to $37.1 million.

In the retail segment, net revenue increased $1.7 million, or 3.5%, compared to the corresponding period in 2009 primarily as a result of growth in beverage and pastries sales from stores operating for over one year. Sales of whole bean coffee and related products in the retail segment increased by 0.1% to $13.6 million, while sales of beverages and pastries increased by 4.9% to $37.1 million. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores. Beverage and pastries sales were driven in part by new product introductions, including Peet’s Bottled Iced Tea and the expansion of third-party products included in our new reach-in coolers.

In the specialty sales segment, net revenue increased $5.5 million, or 22.2%, compared to the second quarter of 2009, as summarized by business channel below. The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, the introduction of Godiva coffee in the fourth quarter of 2009. Net revenue in foodservice and office coffee sales increased primarily due to new accounts added over the last 12 months. Net revenue in the home delivery channel decreased slightly compared to the corresponding period in 2009 due to continuing cannibalization from our grocery business expansion.

	Thirteen weeks ended
(dollars in thousands)	July 4, 2010	June 28, 2009	Increase/(Decrease)
Grocery	$17,804	$13,835	$3,969	28.7%
Foodservice and office	8,446	6,855	1,591	23.2%
Home delivery	3,966	4,035	(69)	-1.7%
Total specialty	$30,216	$24,725	$5,491	22.2%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 44.8% in the second quarter of 2009 to 46.3% in the second quarter of 2010. The increase from last year was due to the shift from retail towards specialty, which has a higher cost of sales, and higher commodity costs, particularly coffee and milk.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue remained flat as higher commodity costs were offset by sales leverage of occupancy costs.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 3.6% primarily due to lower everyday pricing in our grocery business, the mix impact of Godiva coffee, which has a lower margin, and increased coffee costs.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to remain above last year levels, due to the mix shift toward specialty and higher commodity prices.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 1.4% to 33.3%. The decrease was primarily due to the mix shift from retail towards specialty, which has lower operating costs, and leverage of our retail overhead costs.

In the retail segment, operating expenses as a percent of net revenue decreased 1.1% primarily due to leveraging our retail overhead costs, lower repairs and maintenance costs, and lower workers compensation expense.

In the specialty segment, operating expenses as a percent of net revenue increased 0.2% primarily due to the impact of lower grocery pricing.

We expect operating expenses as a percent of net revenue in 2010 to continue to improve primarily due to the continued shift in business towards the specialty channels.

Transaction related expenses

Transaction related expenses consists of $0.1 million of external professional and legal fees incurred to comply with a subpoena we received from the Federal Trade Commission in connection with its anti-trust review of the Green Mountain Coffee Roasters’ acquisition of Diedrich Coffee.

General and administrative expenses

General and administrative expenses decreased to $5.6 million compared to $6.1 million for the corresponding period last year primarily due to lower marketing costs, partially offset by higher recruiting and professional fees.

Depreciation and amortization expenses

Depreciation and amortization expenses increased to $4.0 million, compared to $3.6 million for the corresponding period last year. The increase was primarily due to the implementation of a new ERP system in the third quarter of 2009.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income was lower compared to the corresponding period last year due to lower interest rates on investments, which was offset by interest expense on higher balances in our deferred compensation plan.

Income tax provision

The effective income tax rate for the second quarter of 2010 is 36.3% compared to 36.6% during the second quarter of 2009 due to normal quarter to quarter rate fluctuations.

The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Twenty-six Weeks Ended July 4, 2010 Compared to Twenty-six Weeks Ended June 28, 2009

Net revenue

Net revenue for the twenty-six weeks ended July 4, 2010 increased $16.3 million, or 11.2%, compared to the corresponding period in 2009. Sales of whole bean and related products increased 15.9% to $88.7 million. Net revenue from beverages and pastries increased 6.0% to $73.3 million. Beverage and pastries sales were driven in part by new product introductions, including Peet’s Bottled Iced Tea and the expansion of third-party products included in our new reach-in coolers.

In the retail segment, net revenue increased $3.8 million, or 3.9%, compared to the corresponding period in 2009 primarily as a result of increased sales from stores operating for over one year. Sales of whole bean coffee and related products in the retail segment decreased by 1.1% to $27.4 million, while sales of beverages and pastries increased by 6.0% to $73.2 million. The decrease in whole bean and related products sales was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $12.5 million, or 25.6%, compared to the first half of 2009, as summarized by business channel below. The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, the introduction of Godiva coffee in the fourth quarter of 2009. Net revenue in foodservice and office coffee sales increased due to new accounts added over the last 12 months. Net revenue in the home delivery channel decreased slightly compared to the corresponding period in 2009 due to continuing cannibalization from our grocery business expansion.

	Twenty-six weeks ended
(dollars in thousands)	July 4, 2010	June 28, 2009	Increase/(Decrease)
Grocery	$36,445	$27,222	$9,223	33.9%
Foodservice and office	16,927	13,561	3,366	24.8%
Home delivery	7,968	8,064	(96)	-1.2%
Total specialty	$61,340	$48,847	$12,493	25.6%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.0% in the first half of 2009 to 46.3% in the first half of 2010. The increase from last year was due to the shift from retail towards specialty, which has a higher cost of sales, and higher coffee and milk commodity costs.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 0.2% as higher commodity costs were largely offset by sales leverage of occupancy costs.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 2.4% primarily due to lower everyday pricing in our grocery business, the mix impact of Godiva coffee, which has a lower margin, and increased coffee costs.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to remain above last year levels, due to the mix shift toward specialty and higher coffee and milk prices.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 1.0% to 33.8%. The decrease was primarily due to the mix shift from retail towards specialty, which has lower operating costs, leveraging our retail overhead costs, offset slightly by retail labor deployment training in the first quarter.

In the retail segment, operating expenses as a percent of net revenue remained flat primarily due to leveraging our retail overhead costs, offset by investments in training.

In the specialty segment, operating expenses as a percent of net revenue decreased 0.3% primarily due to leverage of our DSD sales and distribution system, partially offset by lower everyday pricing in grocery.

We expect operating expenses as a percent of net revenue in 2010 to continue to improve primarily due to the continued shift in business towards specialty channels.

Transaction related expenses

Transaction related expenses consists of $1.0 million of external professional and legal fees incurred to comply with a subpoena we received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters’ acquisition of Diedrich Coffee.

General and administrative expenses

General and administrative expenses decreased slightly to $11.9 million, compared to $12.0 million for the corresponding period last year due to lower marketing costs during the twenty-six weeks compared to the same prior year period, offset primarily by increased professional fees, legal fees, and stock-based compensation.

Depreciation and amortization expenses

Depreciation and amortization expenses increased to $7.9 million, compared to $7.2 million for the corresponding period last year. The increase was primarily due to the implementation of a new ERP system in the third quarter of 2009.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income was lower compared to the corresponding period last year due to lower interest rates on investments, which was offset by interest expense on higher balances in our deferred compensation plan. During the corresponding period of 2009 we earned $0.1 million.

Income tax provision

The effective income tax rate for the first half of 2010 is 36.4% compared to 37.1% during the first half of 2009 due to normal quarter to quarter rate fluctuations. The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At July 4, 2010 we had $42.9 million in cash and cash equivalents. Working capital was $75.0 million as of July 4, 2010.

Net cash provided by operating activities was $4.9 million for the twenty-six weeks ended July 4, 2010 compared to $15.9 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to coffee purchases and other changes in working capital. Coffee purchases increased over the prior year due primarily to delivery and purchase timing in addition to inventory increases to support our growth and increased costs.

Net cash used in investing activities was $4.9 million for the twenty-six weeks ended July 4, 2010 compared to $0.8 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the twenty-six week period ended July 4, 2010, we purchased property, plant and equipment totaling $5.5 million primarily related to one new store and improvements to existing stores, information technology support systems and hardware, and additional equipment and machinery for our roasting facility. During the twenty-six week period ended July 4, 2010, there were no purchases or proceeds from maturities of marketable securities and proceeds from the release of restricted investments totaled $0.6 million for the twenty-six week period ended July 4, 2010.

Net cash used by financing activities for the twenty-six weeks ended July 4, 2010 was $5.1 million compared to $4.7 million for the same prior year period.  Financing activities primarily relate to repurchases of our common stock totaling $14.7 million, offset by proceeds from stock option exercises of $8.1 million.

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

During the quarter ended and as of July 4, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of July 4, 2010. As of July 4, 2010, we were in compliance with these financial covenants.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of July 4, 2010, we had approximately $18.2 million in open fixed-priced purchase commitments and approximately $14.2 million in not-yet-priced commitments for a total of approximately $32.4 million with delivery dates ranging from July 2010 through September 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of July 4, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On December 16, 2009, the Company reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees, which is included in accounts payable and other accrued liabilities at January 3, 2010 and July 4, 2010. Any difference between the maximum and the actual payment amount based on class participation is not expected to be material. The parties appeared before the California Superior Court on March 26, 2010 to seek the Court’s preliminary approval of the settlement terms which was subsequently granted and Notice to the Class was mailed on May 21, 2010.  The Notice period concluded on August 4, 2010, and the parties will next appear before the Court for final approval of the settlement on September 1, 2010.

On April 1, 2010, the Company was served with the First Amended Complaint filed in California Superior Court by Amber Morgan and Norna Lai, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming Peet’s Coffee & Tea, Inc. as a defendant.  The First Amended Complaint alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements. The plaintiffs seek injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On April 30, 2010, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.

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

Item 1A. Risk Factors

 Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 5, 2010 - May 9, 2010 (1)	21,322	$37.95	299,478	700,522
May 10, 2010 - June 6, 2010 (1)	146,874	$37.27	446,352	553,648
June 7, 2010 - July 4, 2010 (1)	198,750	$39.84	645,102	354,898

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

10.1 31.1
Amended and Restated 2000 Non-Employee Director Stock Option Plan

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

PEET’S COFFEE & TEA, INC.

Date: August 12, 2010	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary