Form 10-Q
period 2010-10-03
PEETS COFFEE & TEA INC
filed 2010-11-12
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

As of November 7, 2010, 12,804,611 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	October 3,	January 3,
	2010	2010

ASSETS

Current assets
Cash and cash equivalents	$28,551	$47,934
Accounts receivable, net	13,668	15,209
Inventories	40,360	25,936
Deferred income taxes - current	3,550	3,592
Prepaid expenses and other	8,195	5,863
Total current assets	94,324	98,534

Property, plant and equipment, net	98,819	103,494
Other assets, net	2,164	2,775

Total assets	$195,307	$204,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$12,184	$13,669
Accrued compensation and benefits	7,964	10,832
Deferred revenue	5,434	6,845
Total current liabilities	25,582	31,346

Deferred income taxes - non current	279	321
Deferred lease credits	7,097	7,059
Other long-term liabilities	1,372	1,021
Total liabilities	34,330	39,747

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:12,773,000 and 13,104,000 shares	76,906	92,054
Retained earnings	84,071	73,002

Total shareholders' equity	160,977	165,056

Total liabilities and shareholders' equity	$195,307	$204,803

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Retail stores	$49,791	$47,863	$150,422	$144,686
Specialty sales	30,417	26,042	91,758	74,889
Net revenue	80,208	73,905	242,180	219,575

Cost of sales and related occupancy expenses	38,138	34,291	113,054	99,812
Operating expenses	26,526	26,003	81,301	76,676
Transaction related expenses	-	49	970	128
General and administrative expenses	5,745	5,770	17,669	17,782
Depreciation and amortization expenses	3,947	3,962	11,844	11,200
Total costs and expenses from operations	74,356	70,075	224,838	205,598

Income from operations	5,852	3,830	17,342	13,977

Interest income, net	2	(15)	6	111

Income before income taxes	5,854	3,815	17,348	14,088

Income tax provision	2,091	1,346	6,279	5,158

Net income	$3,763	$2,469	$11,069	$8,930

Net income per share:
Basic	$0.29	$0.19	$0.85	$0.69
Diluted	$0.28	$0.19	$0.81	$0.67

Shares used in calculation of net income per share:
Basic	12,847	12,976	13,094	12,977
Diluted	13,425	13,343	13,706	13,267

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	October 3,	September 27,
	2010	2009

Cash flows from operating activities:
Net income	$11,069	$8,930
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,456	12,790
Amortization of interest purchased	-	36
Stock-based compensation	2,457	2,277
Excess tax benefit from exercise of stock options	(1,579)	(275)
Tax benefit from exercise of stock options	1,311	119
Loss on disposition of assets and asset impairment	110	184
Deferred income taxes	-	(72)
Changes in other assets and liabilities:
Accounts receivable, net	1,541	1,242
Inventories	(14,424)	(4,440)
Prepaid expenses and other current assets	(2,332)	(836)
Other assets	26	185
Accounts payable, accrued liabilities and deferred revenue	(6,249)	(1,904)
Deferred lease credits and other long-term liabilities	389	829
Net cash provided by operating activities	5,775	19,065

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,396)	(11,908)
Proceeds from sales of property, plant and equipment	17	-
Changes in restricted investments	558	878
Proceeds from sales and maturities of marketable securities	-	8,507
Purchases of marketable securities	-	(371)
Net cash used in investing activities	(7,821)	(2,894)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,315	2,365
Purchase of common stock	(28,231)	(6,564)
Excess tax benefit from exercise of stock options	1,579	275
Net cash used in financing activities	(17,337)	(3,924)

(Decrease) increase in cash and cash equivalents	(19,383)	12,247
Cash and cash equivalents, beginning of period	47,934	4,719

Cash and cash equivalents, end of period	$28,551	$16,966

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$641	$716
Other cash flow information:
Cash paid for income taxes	5,402	5,023

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of October 3, 2010 and for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 3, 2010 (the “2009 Form 10-K”).

The results of operations for the thirteen and thirty-nine weeks ended October 3, 2010 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of fair value measurement Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company is subject to the requirements of this ASU commencing the first day of its 2010 fiscal year. This ASU did not have an impact to the Company’s condensed consolidated financial statements except to the extent it required the Company to provide increased disclosure.

In February 2010, the FASB issued an ASU that amends Subtopic 855, “Subsequent Events”, of the Accounting Standards Codification (“ASC”).  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s disclosure requirements.

Comprehensive Income

For the thirteen weeks ended October 3, 2010 and September 27, 2009, comprehensive income was $3,763,000 and $2,052,000, respectively. For the thirty-nine weeks ended October 3, 2010 and September 27, 2009, comprehensive income was $11,069,000 and $12,735,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 226,027 and 1,234,399 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended October 3, 2010 and September 27, 2009, respectively, and 140,056 and 1,389,932 for the thirty-nine week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks		Thirty-nine weeks
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Basic weighted average shares
outstanding	12,847	12,976	13,094	12,977
Incremental shares from assumed
exercise of stock options and awards	578	367	612	290
Diluted weighted average shares
outstanding	13,425	13,343	13,706	13,267

2.	Fair Value Measurements

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

Financial Assets and Liabilities
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis, as deemed necessary. As of October 3, 2010, the Company was not required to measure any non-financial assets and liabilities at fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	October 3,	January 3,
	2010	2010

Green coffee	$28,937	$16,228
Other inventory	11,423	9,708
Total	$40,360	$25,936

4.	Stock Purchase Program

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K.  During the thirty-nine weeks ended October 3, 2010, the Company purchased and retired 730,669 shares of common stock, at an average price of $38.64, in accordance with this stock purchase program. 5,219 shares remain available for purchase under this stock purchase program.

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  No purchases were made during the thirty-nine weeks ended October 3, 2010 and therefore one million shares remain available under this stock purchase program.

Purchases under the Company’s stock purchase programs may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

5.	Stock-Based Compensation

On May 18, 2010, the Company’s shareholders approved the Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan.  The 2010 Plan is intended as the successor to and continuation of the Peet’s Coffee & Tea, Inc. 2000 Equity Incentive Plan (“Prior Plan”).  Under the 2010 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance stock awards, performance cash awards, and other stock awards.  The aggregate number of shares of common stock that may be issued pursuant to stock awards from and after May 18, 2010 shall not exceed 700,000 shares plus shares underlying options under the Prior Plan that expire or terminate, less one share for each share of stock issued pursuant to an option or stock appreciation right under the Prior Plan after January 3, 2010 and 1.8 shares for each share of stock issued pursuant to a restricted stock award, restricted stock unit award (“RSUs”), performance stock award, performance cash award, or other stock award.  No additional stock awards will be granted under the Prior Plan.

Stock Option Activity

Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 3, 2010	2,764,225	$22.35	5.50	$30,400
Granted	249,530	36.36
Canceled	(124,440)	26.67
Exercised	(393,221)	23.21
Outstanding at October 3, 2010	2,496,094	$23.40	5.24	$26,923
Vested or expected to vest, October 3, 2010	2,402,634	$23.13	5.12	$26,502
Exercisable at October 3, 2010	1,722,972	$20.67	3.90	$22,861

Restricted Stock Unit Awards

During the second quarter of 2010, the Company began granting RSUs under the 2010 Equity Incentive Plan.  RSUs vest according to a pre-determined vest schedule set at the grant date.

Changes in RSU’s were as follows:

	Number of	Weighted Average
	Units	Grant Date
	Outstanding	Fair Value

Outstanding at January 3, 2010	-	$-
Granted	27,035	37.14
Vested	-	-
Forfeited, cancelled or expired	(1,404)	37.10
Outstanding at October 3, 2010	25,631	$37.14

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The price of stock purchased under the ESPP is 85% of the lower of the market prices at the beginning of the offering period and the end of the offering period market price. The Company initially reserved 200,000 shares of common stock for issuance under the ESPP, which is subject to increase as of each annual meeting of the Company’s shareholders, until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on the date of such annual meeting. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on each such date. During the thirteen week period ended October 3, 2010, 6,778 shares of the Company’s common stock were purchased under the ESPP. At October 3, 2010, 1,457,587 shares remain available for future issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Stock-based compensation expense	$783	$731	$2,405	$2,125
Employee Stock Purchase Plan expense	50	37	52	152
Total	$833	$768	$2,457	$2,277

Cost of sales and related occupancy expenses	$104	$53	$411	$244
Operating expenses	264	306	708	931
General and administrative expenses	465	409	1,338	1,102
Total	$833	$768	$2,457	$2,277

Tax benefit	$339	$305	$1,000	$924

The fair value of each RSU is equal to the stock price on the date of grant. The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	October 3,	September 27,
	2010	2009
Expected term in years	5.8	5.7
Expected stock price volatility	36.6%	37.6%
Risk-free interest rate	2.3%	2.9%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$13.92	$10.57
Estimated fair value per RSU awarded	$37.14	$-

6.	Line of Credit

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

During the thirteen weeks ended October 3, 2010 and as of October 3, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of October 3, 2010.

7.	Legal Proceedings

The Company is party to the significant legal proceedings described below. Based on the Company’s experience, it believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of the Company’s potential liability. The Company believes that it has valid defenses to these legal proceedings and is defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. The Company is currently unable to estimate the remaining possible losses, if any, in the unresolved legal proceedings described below. Should any one of these proceedings against us, or a combination of more than one, be successful, or should the Company determine to settle any or a combination of these matters on unfavorable terms, it may be required to pay substantial sums, which could have a material impact on the Company’s consolidated financial position or results of operations.

On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On December 16, 2009, the Company reached a tentative settlement pursuant to which it would deny any liability but agree to maximum payment of $2.6 million. The notice period to the Class concluded on August 4, 2010, and the California Superior Court approved the final settlement on September 1, 2010.  Based on the final settlement amount, the Company recorded into income a credit of $93,000 during the thirteen weeks ended October 3, 2010 based on the difference between the original $2.6 million recorded liability and the anticipated settlement payment.

On April 1, 2010, the Company was served with the First Amended Complaint filed in California Superior Court by Amber Morgan and Norna Lai, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming the Company as a defendant.  The First Amended Complaint alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements. The plaintiffs seek injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On April 30, 2010, the Company filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On August 27, 2010, the plaintiffs filed a Second Amended Complaint to which the Company filed its answer on September 27, 2010.  At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.

On February 8, 2010, the Company received a letter from a law firm alleging that the Company and several other well known sellers of coffee violate the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, by failing to warn consumers that “ready-to-drink” coffee contains a substance that is allegedly known to cause cancer. Under Proposition 65, the letter commenced a 60-day period during which the California Attorney General was required to decide whether to take over the matter. That 60-day period has now expired, the Attorney General has declined to act, and the law firm that served the letter on the Company, as expected, filed a complaint on April 13, 2010, naming the Company among others.  The complaint seeks statutory penalties and costs of enforcement, as well as a court order that the Company is required to provide warnings and other notices to customers.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

The Company is involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company’s consolidated financial position or results of operations.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended October 3, 2010
Net revenue	$49,791	100.0%	$30,417	100.0%		$80,208	100.0%
Cost of sales and occupancy	22,082	44.3%	16,056	52.8%		38,138	47.5%
Operating expenses	20,457	41.1%	6,069	20.0%		26,526	33.1%
Depreciation and amortization	2,825	5.7%	426	1.4%	$696	3,947	4.9%
Segment operating income	4,427	8.9%	7,866	25.9%	(6,441)	5,852	7.3%
Total assets	58,866		18,522		117,919	195,307
Capital expenditures	1,358		197		1,386	2,941

For the thirteen weeks ended September 27, 2009
Net revenue	$47,863	100.0%	$26,042	100.0%		$73,905	100.0%
Cost of sales and occupancy	21,179	44.2%	13,112	50.3%		34,291	46.4%
Operating expenses	20,488	42.8%	5,515	21.2%		26,003	35.2%
Depreciation and amortization	2,907	6.1%	463	1.8%	$592	3,962	5.4%
Segment operating income	3,289	6.9%	6,952	26.7%	(6,411)	3,830	5.2%
Total assets	57,289		16,095		112,806	186,190
Capital expenditures	1,464		98		1,493	3,055

For the thirty-nine weeks ended October 3, 2010
Net revenue	$150,422	100.0%	$91,758	100.0%		$242,180	100.0%
Cost of sales and occupancy	65,700	43.7%	47,354	51.6%		113,054	46.7%
Operating expenses	61,938	41.2%	19,363	21.1%		81,301	33.6%
Depreciation and amortization	8,441	5.6%	1,315	1.4%	$2,088	11,844	4.9%
Segment operating income	14,343	9.5%	23,726	25.9%	(20,727)	17,342	7.2%
Total assets	58,866		18,522		117,919	195,307
Capital expenditures	4,818		714		2,864	8,396

For the thirty-nine weeks ended September 27, 2009
Net revenue	$144,686	100.0%	$74,889	100.0%		$219,575	100.0%
Cost of sales and occupancy	62,930	43.5%	36,882	49.2%		99,812	45.5%
Operating expenses	60,417	41.8%	16,259	21.7%		76,676	34.9%
Depreciation and amortization	8,449	5.8%	1,325	1.8%	$1,426	11,200	5.1%
Segment operating income	12,890	8.9%	20,423	27.3%	(19,336)	13,977	6.4%
Total assets	57,289		16,095		112,806	186,190
Capital expenditures	5,235		828		5,845	11,908

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our expectations regarding green coffee prices and the coffee commodity market; our plans to open new retail stores; our plans to expand into new grocery markets; our expectations regarding the outcome and/or impact of legal proceedings to which we are a party; our expectations regarding the availability of a line of credit; and our expectations for future revenue, margins, expenses, unrecognized tax benefits, operating results, inventory levels and capital expenditures. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
The recent recession or a worsening of the United States and global economy could materially adversely affect our business.  Our revenues and performance depend significantly on consumer confidence and spending, which have deteriorated due to the recession and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer confidence and spending include, without limitation, continuing conditions in the residential real estate and mortgage markets, access to credit, labor and healthcare costs, increases in fuel and other energy costs, elevated unemployment levels and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

•
Complaints or claims by current, former or prospective employees or governmental agencies could adversely affect us. We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees or governmental agencies. In addition, successful complaints against our competitors may spur similar lawsuits against us. For instance, in 2003, two lawsuits (which have since been settled) were filed against us alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. On July 14, 2008, a complaint (which has since been settled) was filed alleging that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. In addition, on March 9, 2010, a complaint was filed by exempt employees on their own behalf and on behalf of employees similarly situated alleging claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages and non-compliant wage statements. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

For a discussion of additional material risks and uncertainties that we face, see the discussion in the 2009 Form 10-K titled “Risk Factors.”

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

As we grow, we expect our operations to continue to be vertically integrated, allowing us to control the quality of our product at all stages.  We purchase high quality Arabica coffee beans from countries around the world, and we use our artisan-roasting technique to bring out the distinctive flavor of our coffees. Because roasted coffee is perishable, we are committed to delivering our coffee under the strictest freshness standards. As a result, we inventory very little roasted coffee. We roast to order and ship fresh coffee daily to our stores and customers.  Control of purchasing, roasting, packaging and distribution of our coffee allows us to maintain our commitment to freshness, is cost effective, and enhances our margins and profit potential.

We expect the specialty coffee industry to continue to grow.  We believe that this growth will be fueled by continued consumer interest in high-quality coffee and related products.  We believe that by offering high-quality products to consumers throughout the country, we will attract the same loyal customer base that we have attracted in California.

We believe growth opportunities exist in all of our distribution channels. We believe that our specialty sales can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and higher customer awareness. In the long-term, we expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile and partner with distributors and companies who share our passion for quality and freshness and are willing and able to execute accordingly in the foodservice and office environment. In grocery, we expect to continue to expand into new markets although the full extent of our penetration will depend upon the growth of the specialty coffee category in those markets.

The cost of  Arabica coffee traded on New York Board of Trade have risen dramatically over the last 6 months.  We do not purchase this quality of coffee, however the prices we pay for our coffee is impacted by this market.  Coffee commodity prices are now approximately 50%  higher than they were six months ago. We expect the coffee commodity to continue to be volatile as worldwide demand, the strength of the dollar, and weather continue to influence the market. We typically contract for coffee six to 18 months in advance of our needs with fixed price commitments, so this increase in commodity cost in the marketplace has not significantly impacted our results to date.

Our net revenues depend significantly on consumer confidence and spending, which have deteriorated over that last two years due to the recession and may remain depressed for the foreseeable future. Despite the recession, we have been able to grow our revenues by opening new retail stores, adding new foodservice accounts, growing our business in our current grocery customer base, and to a lesser extent, the introduction of new products. We opened two new stores to date and do not plan to open any additional stores for the remainder of 2010.

Results of Operations

The following discussion on results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	47.5	46.4	46.7	45.5
Operating expenses	33.1	35.2	33.6	34.9
Transaction related expenses	-	0.1	0.4	0.1
General and administrative expenses	7.2	7.8	7.3	8.1
Depreciation and amortization expenses	4.9	5.4	4.9	5.1
Income from operations	7.3	5.2	7.2	6.4
Interest income	-	-	-	0.1
Income before income taxes	7.3	5.2	7.2	6.4
Income tax provision	2.6	1.8	2.6	2.3
Net income	4.7%	3.3%	4.6%	4.1%

Percent of net revenue by business segment:
Retail stores	62.1%	64.8%	62.1%	65.9%
Specialty sales	37.9	35.2	37.9	34.1

Percent of net revenue by business category:
Whole bean coffee and related products	54.3%	52.7%	54.6%	52.6%
Beverages and pastries	45.7	47.3	45.4	47.4

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	44.3%	44.2%	43.7%	43.5%
Specialty sales	52.8	50.3	51.6	49.2

Operating expenses as a percent of segment revenue:
Retail stores	41.1%	42.8%	41.2%	41.8%
Specialty sales	20.0	21.2	21.1	21.7

Percent increase from prior year:
Net Revenue	8.5%	7.9%	10.3%	6.8%
Retail stores	4.0	4.3	4.0	5.7
Specialty sales	16.8	15.4	22.5	8.8
Cost of sales and related occupancy expenses	11.2	6.3	13.3	3.5
Operating expenses	2.0	5.4	6.0	5.3
General and administrative expenses	(0.4)	10.2	(0.6)	9.5
Depreciation and amortization expenses	(0.4)	25.8	5.8	19.2

Selected operating data:
Number of retail stores in operation
Beginning of the period	193	192	192	188
Store openings	1	3	2	7
Store closures	(1)	-	(1)	-
End of the period	193	195	193	195

Thirteen Weeks Ended October 3, 2010 Compared to Thirteen Weeks Ended September 27, 2009

Net revenue

Net revenue for the thirteen weeks ended October 3, 2010 increased $6.3 million, or 8.5%, compared to the corresponding period in 2009. Sales of whole bean and related products increased 11.9% to $43.6 million. Net revenue from beverages and pastries increased 4.8% to $36.6 million.

In the retail segment, net revenue increased $1.9 million, or 4.0%, compared to the corresponding period in 2009 primarily as a result of growth in beverage and pastries sales from stores operating for over one year. Sales of whole bean coffee and related products in the retail segment increased by 1.5% to $13.1 million, while sales of beverages and pastries increased by 5.0% to $36.6 million. The slower growth in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores. Beverage and pastries sales were driven by increased traffic and in part by new product introductions included in our new reach-in coolers.

In the specialty sales segment, net revenue increased $4.4 million, or 16.8%, compared to the third quarter of 2009, as summarized by business channel below. The growth in net revenue in grocery was due primarily to increased share of Peet’s sales in existing markets and to the introduction of Godiva coffee in the fourth quarter of 2009. Net revenue in foodservice and office coffee sales increased primarily due to new accounts added over the last 12 months.  Net revenue in the home delivery channel was consistent with the corresponding period in 2009.

	Thirteen weeks ended
(dollars in thousands)	October 3, 2010	September 27, 2009	Increase/(Decrease)
Grocery	$18,117	$14,619	$3,498	23.9%
Foodservice and office	8,648	7,769	879	11.3%
Home delivery	3,652	3,654	(2)	-0.1%
Total specialty	$30,417	$26,042	$4,375	16.8%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.4% in the third quarter of 2009 to 47.5% in the third quarter of 2010. The increase from last year was due to higher commodity costs, specifically coffee and milk, and a shift in revenue mix towards the grocery channel where both Peet’s and Godiva brands have lower gross margins than our retail business.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue remained flat as higher commodity costs were offset by sales leverage of occupancy costs.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 2.4% primarily due to the revenue mix impact of Godiva branded coffee, which has a lower margin than our Peet’s brand, lower net realized price in our Peet’s brand in grocery, and increased coffee costs.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to remain above last year levels, due to the revenue mix shift toward the specialty segment and higher coffee and milk prices.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 2.1% to 33.1%. The decrease was primarily due to the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, and leverage of our retail store payroll and overhead costs.

In the retail segment, operating expenses as a percent of net revenue decreased 1.7% primarily due to improvements in store labor productivity, leverage of above store overhead costs and lower legal and asset impairment costs.

In the specialty segment, operating expenses as a percent of net revenue decreased 1.2% primarily due to a favorable lower distribution costs for grocery as we had a higher mix of business shipped directly to customers, rather than through our direct store delivery system, partially offset by lower grocery pricing.

We expect operating expenses as a percent of net revenue in 2010 to continue to improve primarily due to the continued revenue mix shift in business towards the specialty segment.

Transaction related expenses

Transaction related expenses include expenses incurred by us in connection with the proposed acquisition of Diedrich Coffee. We did not recognize any transaction related expenses during the third quarter of 2010.

General and administrative expenses

General and administrative expenses decreased to $5.7 million compared to $5.8 million for the corresponding period last year primarily due to lower marketing costs and legal expenses, partially offset by higher compensation expenses and technology services.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income was lower compared to the corresponding period last year due to lower interest rates on investments, which was offset by interest expense on higher balances in our deferred compensation plan.

Income tax provision

The effective income tax rate for the third quarter of 2010 is 35.7% compared to 35.3% during the third quarter of 2009 due to normal quarter to quarter rate fluctuations.

The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Thirty-nine Weeks Ended October 3, 2010 Compared to Thirty-nine Weeks Ended September 27, 2009

Net revenue

Net revenue for the thirty-nine weeks ended October 3, 2010 increased $22.6 million, or 10.3%, compared to the corresponding period in 2009. Sales of whole bean and related products increased 14.5% to $132.2 million. Net revenue from beverages and pastries increased 5.6% to $109.9 million. Beverage and pastries sales were driven by increased traffic and in part by new product introductions included in our new reach-in coolers.

In the retail segment, net revenue increased $5.7 million, or 4.0%, compared to the corresponding period in 2009 primarily as a result of increased sales from stores operating for over one year. Sales of whole bean coffee and related products in the retail segment decreased slightly to $40.6 million from $40.7 million, while sales of beverages and pastries increased by 5.6% to $109.9 million. The decrease in whole bean and related products sales was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $16.9 million, or 22.5%, compared to the thirty-nine weeks ending September 27, 2009, as summarized by business channel below.  The growth in net revenue in grocery was due primarily to increased share of Peet’s sales in existing markets and to a lesser extent, the introduction of Godiva coffee in the fourth quarter of 2009. Net revenue in foodservice and office coffee sales increased due to new accounts added over the last 12 months.  Net revenue in the home delivery channel decreased slightly compared to the corresponding period in 2009 due to continuing cannibalization from our grocery business expansion.

	Thirty-nine weeks ended
(dollars in thousands)	October 3, 2010	September 27, 2009	Increase/(Decrease)
Grocery	$54,563	$41,841	$12,722	30.4%
Foodservice and office	25,575	21,330	4,245	19.9%
Home delivery	11,620	11,718	(98)	-0.8%
Total specialty	$91,758	$74,889	$16,869	22.5%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.5% in the thirty-nine weeks ending September 27, 2009 to 46.7% in the thirty-nine weeks ending October 3, 2010. The increase from last year was due to higher commodity costs, specifically coffee and milk, and a shift in revenue mix towards the grocery channel where both Peet’s and Godiva brands have lower gross margins than our retail business.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 0.2% as higher commodity costs were largely offset by sales leverage of occupancy costs.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 2.4% primarily due to the mix impact of Godiva coffee brand, which has a lower margin than our Peet’s brand, lower pricing in our grocery business, and increased coffee costs.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 1.3% to 33.6%. The decrease was primarily due to the mix shift from retail towards the specialty segment, which has lower operating costs and leverage of our retail overhead and improvements in store payroll costs.

In the retail segment, operating expenses as a percent of net revenue decreased 0.6% primarily due to leveraging our retail overhead costs and improvements in store labor productivity.
In the specialty segment, operating expenses as a percent of net revenue decreased 0.6% primarily due to a lower distribution costs for grocery as we had a higher mix of business shipped directly to customers rather than through our direct store delivery system, partially offset by lower grocery pricing.
Transaction related expenses

Transaction related expenses in 2010 consists of $1.0 million of external professional and legal fees incurred to comply with a subpoena we received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters’ acquisition of Diedrich Coffee.  During the corresponding period last year, we incurred $128,000 in legal and professional fees pursuing the acquisition of Diedrich Coffee.

General and administrative expenses

General and administrative expenses decreased slightly to $17.7 million, compared to $17.8 million for the corresponding period last year due to lower marketing costs during the thirty-nine weeks compared to the same prior year period, offset primarily by increased compensation expenses, technology services and recruiting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense increased to $11.8 million, compared to $11.2 million for the corresponding period last year. The increase was primarily due to the implementation of our two phases of the ERP system in the third and fourth quarter of 2009, respectively.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income of $6,000 was lower compared to the corresponding period last year due to lower interest rates on investments, which was offset by interest expense on higher balances in our deferred compensation plan. During the corresponding period of 2009 we earned $0.1 million.

Income tax provision

The effective income tax rate for the thirty-nine weeks ending October 3, 2010 is 36.2% compared to 36.6% during the thirty-nine weeks ending September 27, 2009 due to normal quarter to quarter rate fluctuations. The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At October 3, 2010 we had $28.6 million in cash and cash equivalents. Working capital was $68.7 million as of October 3, 2010.

Net cash provided by operating activities was $5.8 million for the thirty-nine weeks ended October 3, 2010 compared to $19.1 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to changes in working capital.  Coffee inventories increased over the prior year due primarily to an increase of green coffee pounds required to support our growth compared to atypically low inventory levels at the same time last year and an increase in average costs per pound.

Net cash used in investing activities was $7.8 million for the thirty-nine weeks ended October 3, 2010 compared to $2.9 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirty-nine week period ended October 3, 2010, we purchased property, plant and equipment totaling $8.4 million primarily related to two new stores, improvements to existing stores, an additional packaging line and other equipment and machinery for our roasting facility, and information technology software and hardware. During the thirty-nine week period ended October 3, 2010, there were no purchases or proceeds from maturities of marketable securities and proceeds from the release of restricted investments totaled $0.6 million for the thirty-nine week period ended October 3, 2010.

Net cash used by financing activities for the thirty-nine weeks ended October 3, 2010 was $17.3 million compared to $3.9 million for the same prior year period.  Financing activities primarily relate to repurchases of our common stock totaling $28.2 million, offset by proceeds from stock option exercises of $9.3 million.

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

During the quarter ended and as of October 3, 2010, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $25.0 million as of October 3, 2010. As of October 3, 2010, we were in compliance with these financial covenants.

We anticipate entering into a new line of credit when our existing line expires on December 1, 2010.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of October 3, 2010, we had approximately $9.6 million in open fixed-priced purchase commitments and approximately $28.1 million in not-yet-priced commitments for a total of approximately $37.7 million with delivery dates ranging from October 2010 through September 2011. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports  filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of October 3, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to the significant legal proceedings described below. Based on our experience, we believe that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses, if any, in the unresolved legal proceedings described below. Should any one of these proceedings against us, or a combination of more than one, be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, which could have a material impact on our consolidated financial position or results of operations.

On July 14, 2008, a complaint was filed against us in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The complaint alleges that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. The plaintiffs seek injunctive relief, monetary damages, penalties, costs and attorneys’ fees, and prejudgment interest. On December 16, 2009, we reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million. The notice period to the Class concluded on August 4, 2010, and the California Superior Court approved the final settlement on September 1, 2010.  Based on the final settlement amount, we recorded into income a credit of $93,000 during the thirteen weeks ended October 3, 2010 based on the difference between the original $2.6 million recorded liability and the anticipated settlement payment.

On April 1, 2010, we were served with the First Amended Complaint filed in California Superior Court by Amber Morgan and Norna Lai, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming us as a defendant.  The First Amended Complaint alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements. The plaintiffs seek injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On April 30, 2010, we filed an answer denying the allegations set forth in the complaint and asserting a number of affirmative defenses thereto. On August 27, 2010, the plaintiffs filed a Second Amended Complaint to which we filed its answer on September 27, 2010.  At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.

On February 8, 2010, we received a letter from a law firm alleging that we and several other well known sellers of coffee violate the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, by failing to warn consumers that “ready-to-drink” coffee contains a substance that is allegedly known to cause cancer. Under Proposition 65, the letter commenced a 60-day period during which the California Attorney General was required to decide whether to take over the matter. That 60-day period has now expired, the Attorney General has declined to act, and the law firm that served the letter on the Company, as expected, filed a complaint on April 13, 2010, naming us among others.  The complaint seeks statutory penalties and costs of enforcement, as well as a court order that we are required to provide warnings and other notices to customers.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

We are involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, we believe, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on our consolidated financial position or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

			Total Number of
			Shares Purchased as
	Total Number of		Part of Publicly	Maximum Number of Shares that
	Shares	Average Price	Announced Plans or	May Yet Be Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs (1)

July 5, 2010 -
August 8, 2010	240,629	$39.53	885,731	114,269

August 9, 2010 -
September 5, 2010	109,050	$36.57	994,781	1,005,219

September 6, 2010 -
October 3, 2010	-	$-	994,781	1,005,219

(1)
Repurchases were made pursuant a stock repurchase program announced on October 27, 2008, providing for the additional purchase of up to one million shares of the Company’s common stock, with no deadline for completion.   On September 9, 2010, we announced a new stock purchase program providing for the purchase up to one million additional shares of the Company’s common stock.  This program has no deadline for completion.  Purchases under the Company’s stock purchase programs may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

PEET’S COFFEE & TEA, INC.

Date: November 12, 2010	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary