Form 10-K
period 2011-01-02
PEETS COFFEE & TEA INC
filed 2011-03-18
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
______________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☒     Non-Accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price and shares of the Common Stock outstanding on July 4, 2010 (the registrant's most recently completed second quarter), as reported by the Nasdaq National Market, was $497,235,214. Shares of Common Stock held by each officer, director and each person known to the Company to hold 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates of the Company.  Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2011, 13,076,221 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant's 2010 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended January 2, 2011, are incorporated by reference into Part III of this annual report on Form 10-K.

References to “we”, “us”, “our”, “Peet’s”, and the “Company” in this annual report on Form 10-K refer to Peet’s Coffee & Tea, Inc.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this "report") contains forward-looking statements, including in the sections entitled "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•	our expectations regarding the cost and availability of high-quality Arabica coffee beans;
•	our expectations regarding commodity cost fluctuations other than coffee
•	our expectations regarding the uninterrupted operation of our roasting and distribution facility;
•	our ability to successfully implement our business strategy including our ability to market our products and increase our brand recognition;
•	the impact on our business of the recent recession or a worsening of the United States and global economies;
•	the impact of potential litigation or disputes on our business;
•	our ability to continue leasing our retail locations and obtain leases for new stores;
•	our ability to promote and enhance our brand;
•	our ability to hire and retain well-qualified management and other personnel;
•	our ability to attract and retain customers;
•	our expectations regarding consumers’ tastes and preferences;
•	our ability to successfully compete in our markets; and
•	our expectations regarding revenue growth, cost of sales and related occupancy and operating expenses for 2011.

You can identify forward-looking statements by the words "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions.) Forward-looking statements reflect our current views and expectations with respect to future events, are based on estimates and assumptions, and are subject to risks, uncertainties and other important factors. We discuss many of these risks, uncertainties and other important factors in this report in greater detail in the section entitled "Risk Factors" under Part I, Item 1A below. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our views, expectations, estimates and assumptions only as of the date of this report. You should read this report and the documents that we incorporate by reference in and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.  Business

Peet's Coffee & Tea is a specialty coffee roaster and marketer of fresh roasted whole bean coffee and tea.   We sell our Peet’s brand coffee through multiple channels of distribution, including grocery stores, home delivery, office, restaurant and foodservice accounts and Company-owned and operated stores in six states.  In addition, we sell Godiva® Chocolatier brand coffees in our grocery channel.   We operate our business through two reportable segments: retail and specialty. See Note 14, “Segment Information” in the “Notes to Consolidated Financial Statements” included elsewhere in this report.

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

Company Retail Stores

As of January 2, 2011 we operated 192 retail stores in six states through which we sell whole bean coffee, beverages and pastries, tea, and other related items.  Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages.  Each store has a dedicated staff person at the bean counter to take orders and assist customers with questions on coffee origins and home brewing. Upon order, beans are scooped and ground to the customer's specific requirements.  At our beverage counter, we sell freshly-brewed coffees and coffee-based beverages to promote customer familiarity, sampling, and sales of whole-bean coffees.  To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso-based drink is made to order using freshly pulled shots of espresso and freshly steamed milk.  Retail stores comprised 61.4%, 64.6% and 65.9% of net revenue for the fiscal years 2010, 2009 and 2008, respectively.  See “Item 2. Properties” for further discussion about our retail stores.

Specialty

  Grocery

We sell our products through a network of grocery stores, mass merchandisers and club stores, including Safeway, Stop & Shop, Ralph’s, Kroger, Publix, Whole Foods Market, Target and Walmart.  To support these sales, we have developed a direct store delivery (“DSD”) selling and merchandising system.  Peet's DSD route sales representatives deliver directly to their stores anywhere between one to four times per week, properly shelve the product, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships.  In addition, we ship directly to certain customers depending on the customer and product offering. We currently have 73 company-operated DSD route sales representatives and approximately 219 independent distributors to support grocery accounts primarily in the western U.S., eastern seaboard and other selected markets.  In addition to our Peet’s brand, in 2009, we began selling Godiva brand coffees to establish a competitive position in the flavored coffee segment in grocery stores, mass merchandisers and drug stores.  Grocery comprised 22.9%, 20.1% and 18.1% of net revenue for the fiscal years 2010, 2009 and 2008, respectively.

  Home Delivery

Our home delivery channel offers our customers the ability to have fresh-roasted coffee and hand-packed tea shipped directly from our roastery to their door and a wider selection of coffees and teas than available in our retail stores or at our grocery store partners. For our most loyal home delivery customers, we provide an automatic recurring delivery coffee and tea service. We offer our home delivery services on our website, peets.com, and through our team of customer service representatives who assist customers in placing orders, as well as choosing gifts. As coffee and tea experts, the customer service team also provides in-depth coffee and tea information to our customers, guiding them through their coffee and tea explorations. Home delivery comprised 5.1%, 5.5% and 6.3% of net revenue for the fiscal years 2010, 2009 and 2008, respectively.

Foodservice and Office

In the foodservice and office business, we have a staff of sales and account managers who make sales calls to potential accounts and conduct quality audits at our existing accounts.  Additionally, we have established relationships with foodservice and office distributors to expand our account base in select markets and channels.  These distributors have their own sales and account management resources.  We have two models for servicing our foodservice accounts and distributing our products: “We Proudly Brew” (“WPB”) accounts and licensing accounts.  WPB accounts are foodservice accounts where Peet’s supplies the equipment and product to brew and resell our products. Licensing accounts involve the creation of a full Peet’s beverage store within another location such as an airport, grocery store or college campus.  The license partner is responsible for the build-out and management of the unit, and we provide training and operations oversight.  The office coffee channel is a distributor-based business where we sell to specialty distributors who in turn sell our products for brewing to individual offices.  Foodservice and office comprised 10.6%, 9.8% and 9.7% of net revenue for the fiscal years 2010, 2009 and 2008, respectively.

Our Coffee

   Coffee Beans

Coffee is an agricultural crop that undergoes quality changes depending on weather in coffee-producing countries.  In addition, coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. We purchase only high-quality Arabica coffee beans, which are considered superior to beans traded in the commodity market.  The Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase.  We procure coffee from 23 countries, with a large percentage of coffee coming from Central and South America, and over 30 different exporters, brokers and growers. Our access to high-quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans.  We believe that, as a result of our reputation that has been built over 40 years, we have access to some of the highest-quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

Unlike roasted coffee beans, green coffee beans are not highly perishable.  We generally turn our inventory of green coffee beans two to three times per year.  We carry approximately $13 million to $30 million of green coffee beans in our inventory.  We currently use fixed-price and not-yet-priced purchase commitments, but in the past have used and may potentially in the future use coffee futures and coffee futures options to manage coffee supply and price risk.

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

Coffee Types and Blends

Beyond sourcing and roasting, we have developed a reputation for expert coffee blending.  Our blends, such as Major Dickason’s Blend®, are well regarded by our customers for their uniqueness, consistency and special flavor characteristics.  We sell approximately 28 types of coffee as regular menu items, including approximately 16 blends and 12 single origin coffees such as Colombia, Guatemala San Sebastian, Sumatra and Kenya.  We also offer a line of high-end reserve coffees including JR Reserve Blend® and Kona, and we have also featured seasonal reserve coffees such as Jamaica Blue Mountain.  We are active in seeking, roasting and selling unique special lot and one-time coffees.  On average, we offer four to six such coffees every year, including our Anniversary Blend and Holiday Blend.

In our grocery channel, we also offer a variety of Godiva brand coffees, including several year-round and seasonal flavored coffees, such as Chocolate Truffle and Pumpkin Spice, in addition to a Breakfast Blend.

Tea, Food and Merchandise

Peet’s offers a line of hand selected whole leaf and bagged tea.  Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Alameda, California.  We offer a limited line of specialty food items, such as high-quality baked goods, chocolates, and other snacks.  These products are carefully selected for quality and uniqueness.

Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware.  We do not emphasize these items, but we carry them in retail stores and offer them through home delivery as a means to reinforce our commitment to premium home-brewed coffee and tea.

Competitive Positioning

The specialty coffee category is highly competitive and fragmented among various distribution channels. Starbucks Corporation is the largest competitor in the category. The major distribution channels are coffeehouses (our retail segment) and grocery stores (part of our specialty segment).  The specialty coffee market generates most of its sales from coffeehouses that currently number over 25,000 in the United States, according to the National Coffee Association.  In addition, coffee is sold by coffee roasters like Peet’s to foodservice operators, direct to consumers through websites and mail order, offices and other places where coffee is consumed or purchased for home consumption.

In the coffeehouse business, Starbucks is our primary competition, but we also compete with small single-unit independently owned coffeehouses and regional or local chains such as Coffee Bean & Tea Leaf, Tully’s and Seattle’s Best (Starbucks).  In addition, consumers may purchase prepared coffee beverages at countless locations such as convenience stores, bakeries and restaurants.

Outside of the coffeehouse business, Starbucks is also our primary competitor but we also compete with Green Mountain Coffee Roasters, Illy Caffé, Millstone (J.M. Smucker), Seattle’s Best (Starbucks),  and Dunkin’ Donuts as well as numerous smaller, regional brands.  In addition, we indirectly compete with more mainstream brands as Maxwell House (Kraft) and Folgers (J.M. Smucker).  In the grocery channel, Kraft and J.M. Smucker are the largest players since Kraft distributes its own brands, while J.M. Smucker licenses and distributes the Dunkin’ Donuts brand in addition to its Folgers and Millstone brands.

Over the last several years, the coffee industry has seen two trends that could have a significant impact on the future of the industry and our performance.  The first is the “mainstreaming” of specialty coffee as consumers have been upgrading their coffee purchases to higher quality coffee.  Today, specialty coffee is growing rapidly and driving almost all of the growth in the coffee category.  The second trend is the emergence of coffee makers intended to brew a single cup at a time.  The single cup coffee market is still in its early stages, but is growing rapidly.  The United States single cup market is currently dominated by Green Mountain Coffee Roasters (“GMCR”) with its cartridge-based Keurig® K-Cup brewing system. Starbucks and GMCR announced in March 2011 that Starbucks is “the exclusive, licensed super-premium coffee brand produced by GMCR for the Keurig Single-Cup brewing system.” There are also several other large, well funded participants with cartridge or pod-based systems competing in this market including Nestle (Nespresso® and Dolce Gusto®), Kraft (Tassimo®), Sara Lee (Senseo® ) and Mars (Flavia®). These two trends could impact our future prospects positively and negatively depending on how we are positioned to compete relative to these trends.  Currently, most, but not all, single cup cartridge- or pod-based brewing systems are proprietary and could require us to come to an agreement with the owner of the brewing system to have Peet’s-branded coffee and tea available in cartridges that work in the brewers. This could positively or negatively impact us depending on whether or not we make an agreement to participate in a proprietary single cup system and, if we do, how well that single cup system performs in the marketplace.

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

Our roasted coffee that is sold to the end consumer is priced in tiers.  Our regular menu coffees are currently priced in our retail locations within a range of $11.95 to $21.95 per pound.  Our line of high-end reserve coffee is priced between $49.90 and $79.90 per pound.  In the grocery channel, we sell our coffee in 12 ounce packages at prices established by the grocery store.  Most grocery stores sell Peet’s at a price between $7.99 and $10.99 and Godiva between $6.99 and $9.99 for a 12 ounce bag.

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We place high value on our Peet's trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea®, peets.com®, Peet’s Coffee®, Peet’s Tea®, Blend 101®, e-Cup®, Espresso Forte®, Fresh Truth®, Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Major Dickason's Blend®, P-Cup®, Peetniks®, Pride of the Port®, Pumphrey’s Blend®, Summer House®, Snow Leopard® and Tea Crafted From Experience®. We also have registered trademarks on our stylized logo and our P-mug design. In addition, we have applications pending with the United States Patent and Trademark Office for the mark Uzuri African Blend™.  We own registered trademarks for our name and logo in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, the European Union, Hong Kong, Japan, Paraguay, Philippines, Singapore, South Korea, Taiwan and Thailand. We have filed additional applications for trademark protection in Indonesia.  In addition to peets.com and coffee.com, we own several other domain names relating to coffee, Peet’s and our roasting process.

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

Information Systems

The information systems installed at Peet’s are used to manage our operations and increase the productivity of our workforce.  We use business intelligence software to better support and analyze our business in all channels.  We have a retail point-of-sale system that we believe increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. We have an integrated labor and scheduling system in our retail stores that enhances productivity and customer service as well as an inventory management system. Our grocery route management system includes integration with a handheld device and software for ordering, invoicing customers and inventory management. In 2009, we completed the development and implementation of a new $7.1 million enterprise resource planning (ERP) system.

Our website offers a variety of customer-centered features and is fully integrated with our e-commerce and internal order processing and fulfillment systems. Our multi-channel store locator assists our customers in finding our retail, licensed and grocery locations. Additionally, customers with stored value cards can check their balance as well as reload their card online. We also offer in-depth information about our history, involvement in the community and our commitment to sustainable business practices.  Our information technology and marketing employees work together to optimize our e-commerce business and deliver our digital marketing programs across all of our business channels

Employees

As of March 11, 2011, we employed a workforce of 3,523 people, approximately 765 of whom work approximately 40 hours per week and are considered full-time employees.  We consider our relationship with our employees to be good.  Since 1979, we have offered a comprehensive benefits package to all employees who work at least 21 hours per week and have worked at least 500 total hours for the Company.  We believe that our competitive benefits package is a critical element in our effort to attract and retain our employees.

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

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of March 11, 2011.

Name	Age	Position
Patrick J. O'Dea	49	Chief Executive Officer, President and Director
Thomas P. Cawley	50	Chief Financial Officer, Vice President and Secretary
Kay L. Bogeajis	56	Vice President, Retail Operations
Shawn Conway	45	Vice President, Chief Supply Chain Officer

Patrick J. O'Dea has served as Chief Executive Officer and President and as a director since May 2002. From 1997 to 2001, he was Chief Executive Officer of Archway/Mother’s Cookies and Mother’s Cake and Cookie Company. From 1995 to 1997, Mr. O’Dea was the Vice President and General Manager of the Specialty Cheese Division of Stella Foods. From 1984 to 1995, he was with Procter & Gamble, where he marketed several of the company’s snack and beverage brands.

Thomas P. Cawley has served as Chief Financial Officer since July 2003. From 2000 to 2003, he was at Gap, Inc. serving as Chief Financial Officer, Gap Brand. From 1986 to 2000, Mr. Cawley was at PepsiCo/Yum Brands most recently as Chief Financial Officer of Pizza Hut. Previous to 1986, Mr. Cawley was with The Quaker Oats Company and General Foods.

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

Shawn Conway has served as Vice President, Chief Supply Chain Officer since he joined the Company in January 2010. In March 2011, he was elected as an Executive Officer of the Company. From 2002 to 2010, he was at SKYY Spirits, an alcoholic beverages producer and the North American subsidiary of Gruppo Campari, most recently as Senior Vice President of Operations.  Prior to SKYY Spirits Mr. Conway served in numerous senior finance and operations roles including Chief Financial Officer of Gateway Learning Corporation, General Manager of New Ventures at Dreyer’s Grand Ice Cream, as well as various roles within the Clorox Company.

Item 1A.  Risk Factors

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and operating results.

Our business strategy emphasizes expansion through multiple channels of distribution.  Our ability to implement this business strategy depends on our ability to:

•	market our products on a national scale and over the internet;
•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our coffee;
•	increase our brand recognition on a national scale;
•	effectively compete in emerging where consumers purchase their coffee such as single serve;
•	identify and lease strategic locations suitable for new stores; and
•	manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our revenue and operating results will be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Because our business is highly dependent on a single product, specialty coffee, if the demand for specialty coffee decreases, our business could suffer.

Sales of specialty coffee constituted approximately 84% of our 2010 and 2009 net revenue and 83% of our 2008 net revenue.  Demand for specialty coffee is affected by many factors, including:

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

Our success in promoting and enhancing the Peet's brand will also depend on our ability to provide customers with high-quality products and customer service.  Although we take measures to ensure that we sell only fresh roasted whole bean coffee and that our retail employees properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers.  Accordingly, customers may prepare coffee from our whole bean coffee inconsistent with our standards, store our whole bean coffee for long periods of time or resell our whole bean coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products.  If customers do not perceive our products and service to be of high-quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

Coffee costs have increased significantly over the past year and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business.

In second half of 2010 and first quarter of 2011, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In mid-March 2011, coffee commodity prices reached a 35-year high at a level approximately 50% higher than they were six months earlier and over 100% higher than they were a year earlier.  While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabic coffee beans impact the prices we pay. We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as Brazil – the largest coffee producing company – enters a cyclically low production year in its biennial crop cycle.

Coffee cost is our second largest cost line item after personnel costs and in 2010 represented approximately 15% of our net revenue. In order to manage coffee costs we purchase and hold large quantities of inventory and use future fixed-price purchase commitments. As of January 2, 2011, between our ending inventory and our fixed-price commitments, we had approximately 21 million pounds of coffee at fixed prices for use in 2011 and 2012.  Our requirements for green coffee for 2011 are expected to be approximately 28 to 30 million pounds. Since the coffee we purchase comes from over 20 different countries and creates 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.

We have historically raised prices in each of our channels to offset the higher costs and we did increase prices in each channel in the fourth quarter of 2010 or the first quarter of 2011. Given the concentration of coffee in our cost structure, if coffee costs do not decline and we are unable to pass along increased coffee costs to our customers through further price increases, our profitability is likely to decrease. We will continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long term.

Decreases in the availability of high-quality Arabica coffee beans could impact the profitability and growth of our business.

In addition to the cost implications of the above-described factors affecting worldwide coffee production and demand, if we are not able to purchase sufficient quantities of high-quality Arabica beans due to those or other factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

Besides coffee, we face exposure to other commodity cost fluctuations, which could impair our profitability.

In addition to the increase in coffee costs discussed in the risk factor above, we are exposed to cost fluctuation in other commodities, including, in particular, milk, natural gas and gasoline.  In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

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

Our California retail stores generated approximately 55% of our 2010 net revenue and approximately 60% of our 2009 and 2008 net revenue and a substantial portion of the revenue from our other distribution channels is generated in California.  We expect that our California operations will continue to generate a substantial portion of our revenue.  In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium specialty coffee brand.  As a result, if the current economic downturn and decrease in consumer spending in California continues or worsens, it may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

Complaints or claims by current, former or prospective employees or governmental agencies could adversely affect us.

We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, meal and rest periods, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees or governmental agencies. In addition, successful complaints against our competitors may spur similar lawsuits against us. For instance, in 2003, two lawsuits (which have since been settled) were filed against us alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. In 2008, a lawsuit (which has since been settled) was filed alleging that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. In addition, on February 23, 2010, a complaint was filed by non-exempt employees on their own behalf and on behalf of employees similarly situated alleging claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages and non-compliant wage statements. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

Potential claims and litigation could have a material adverse effect on us.

In addition to employment-related claims, Peet’s may be subject to various other claims and litigation. For example, in August 2010, a public interest group sued a number of companies, including us, that sell “ready to drink” coffee in California for allegedly failing to issue clear and reasonable warnings with regard to potential exposures to acrylamide in accordance with California Health and Safety Code section 25249.6 (“Proposition 65”), and in 2007 Peet’s was involved as defendants in lawsuits relating to Peet’s stock option granting practices. Although option-related actions have been dismissed, Peet’s remains subject to the ongoing Proposition 65 litigation and could in the future become subject to other claims and litigation, which could involve, for example, securities law claims, commercial disputes, public health matters and disputes relating to intellectual property. Lawsuits could divert management’s time and attention from day-to-day operations, often result in significant legal expenses, and can result in outcomes that have a material adverse effect on our business, financial condition, results of operations, cash flows and its stock price.

Labor conditions in the grocery business could negatively impact our grocery business.

There have been grocery strikes in the past that have negatively impacted our grocery business and it is possible that future grocery strikes in places where we have large distribution may adversely impact our grocery business.

Government mandatory healthcare requirements could adversely affect our profits.

The Company offers healthcare benefits to all employees who work at least 21 hours a week and meet service eligibility requirements. In the past, some states, including California, have proposed legislation mandating that employers pay healthcare premiums into a state run fund for all employees immediately upon hiring or pay a penalty for failing to do so. If legislation similar to this was to be enacted in California, or in the other states in which we do business, it could have an adverse affect on the Company’s results of operations. In addition, comprehensive health care legislation (the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010) was passed and signed into law in March, 2010.  Due to the breadth and complexity of this legislation, the phased-in nature of the implementation, and the lack of implementing regulations, it is difficult to predict the financial and operational impacts this legislation will have on us. Our expenses may significantly increase over the long-term as a result of this legislation.

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

The success of our business is dependent to a large degree on our management and our coffee roasters and purchasers.  If members of our management leave without effective replacements, our ability to implement our business strategy could be impaired.  If we lost the services of our coffee roasters and purchasers, our ability to source and purchase a sufficient supply of high-quality coffee beans and roast coffee beans consistent with our quality standards could suffer.  In either case, our business and operations could be adversely affected.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel, including technical personnel and retail employees.  We face significant competition in the recruitment of qualified employees.  Our ability to execute our business strategy may suffer if:

•	we are unable to recruit or retain a sufficient number of qualified employees;
•	the costs of employee compensation or benefits increase substantially; or
•	the costs of outsourcing certain tasks to third-party providers increase substantially.

A significant interruption in the operation of our roasting and distribution facility could potentially disrupt our operations.

We have only one roasting and distribution facility that roasts Peet’s coffee. A significant interruption in the operation of our roasting and distribution facility, whether as a result of a natural disaster, pandemic or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults and our roastery is located directly on the bay in Alameda. The impact of a major earthquake or tsunami on our facilities, infrastructure and overall operations is difficult to predict and an earthquake or tsunami could seriously disrupt our entire business.

A major earthquake or tsunami could seriously disrupt our entire business.

Our roasting and distribution facility and several dozens of our stores are located near several major earthquake faults and near the water in the San Francisco Bay area. The impact of a major earthquake and/or tsunami in the San Francisco Bay area on our facilities, infrastructure and overall operations is difficult to predict, and an earthquake or tsunami could seriously disrupt our entire business.  Our insurance may not adequately cover our losses and expenses in the event of an earthquake.   As a result, a major earthquake or tsunami in the San Francisco Bay area could not only seriously disrupt our business, but may also lead to substantial losses.

Our costs could be negatively affected by an unpredictable workers' compensation environment.

The majority of our employees are located in California, which has experienced higher workers compensation costs and rates than other states. For the policy years beginning March 2002 through February 2008 our workers' compensation insurance program was a modified self-insured program with a high deductible and an overall program ceiling to limit exposure. For those years, we have established a reserve of $0.5 million. However, the settlement costs for the remaining claims for those years could exceed our reserves.   For the policy years beginning March 1, 2008, we have purchased a guaranteed cost policy. As a result, for 2008 and subsequent policy years, we remain exposed to premium fluctuations due to California’s unpredictable workers compensation environment and rising costs and our historical worker compensation experience.  Settlement costs in excess of our reserves (for claims before March 2008) or an increase in insurance premiums could impair our profitability.

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

Competition in the specialty coffee market is intense and could affect our profits and outlook.

The specialty coffee category is highly competitive and fragmented among various distribution channels. Our major distribution channels remain coffeehouses (our retail segment) and grocery stores (part of our specialty segment), but coffee is sold by coffee roasters like Peet’s to foodservice operators, direct to consumers through websites and mail order, offices and other places where coffee is consumed or purchased for home consumption.

In addition, the single cup coffee market, though still in the early stages, is growing rapidly.  The United States single cup market is currently dominated by Green Mountain Coffee Roasters (“GMCR”) with its cartridge-based Keurig® K-Cup brewing system. Starbucks and GMCR announced in March 2011 that Starbucks is “the exclusive, licensed super-premium coffee brand produced by GMCR for the Keurig Single-Cup brewing system.” There are also several other large, well funded participants with cartridge- or pod-based systems competing in this market including Nestle (Nespresso and Dolce Gusto), Kraft (Tassimo), Sara Lee (Senseo) and Mars (Flavia). Currently, most, but not all, single cup cartridge- or pod-based brewing systems are proprietary and could require us to come to an agreement with the owner of the brewing system to have Peet’s-branded coffee and tea available in cartridges that work in the brewers. If the single cup cartridge or pod-based market of proprietary brewing systems continues to grow rapidly at the expense of the non-proprietary single cup brewing methods or existing drip brewing methods and we do not participate in that market segment, our revenue and profit margins could be negatively impacted in the future.

Many of Peet’s competitors, including Starbucks, GMCR, Millstone (J.M. Smucker) Nestle and Kraft, are much larger and have greater financial resources than we do.  As a result, these competitors may greater flexibility and resources to react to changes in the market. For instance, we were unable to purchase Diedrich Coffee in 2009, because GMCR, the eventual purchaser of Diedrich Coffee, had substantially greater financial resources than us and was able to pay a substantially higher purchase price for Diedrich Coffee.   Our competitors may continue to use their size and financial resources to impair our ability to execute our business strategy and reduce our profit margins in the future.

Adverse public or medical opinion about caffeine may harm our business.

Our specialty coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood.  A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects.  An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits. In addition, we could become subject to litigation relating to the existence of such compounds in our coffee; litigation that could be costly and could divert management attention.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.    Properties

Peet’s headquarters are located in Emeryville, California.   The lease for our main office space devoted to general corporate and business channel overhead and a call center for the home delivery business is approximately 60,000 square feet and extends to October 2015 with two five-year extension options.  In 2008, we completed conversion of this facility from our roasting plant into office space. In addition, we have a lease for a second office and warehouse space totaling approximately 8,000 square feet through April 30, 2013.

In December 2006, we purchased approximately 460,000 square feet of land and a 138,000 square foot building with related site improvements in Alameda, California, for the purpose of operating a new roasting and distribution facility.  The final purchase price of the facility and the land was $18.6 million.  We transitioned our operations to this facility and were effectively at full production capability by May 2007.

In 2010, we opened 2 new stores and we closed 2 stores upon the expiration of their leases.  Our retail locations are all company-owned and operated in leased facilities.  Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of retail locations as of January 2, 2011:

Location	Number
Northern California	126
Southern California	41
Illinois	2
Oregon	8
Massachusetts	5
Washington	7
Colorado	3
Total	192

Item 3.  Legal Proceedings

In 2008, we were sued in California Superior Court, Alameda County by three former employees on behalf of themselves and all other California store managers.  The plaintiffs alleged that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses.  On December 16, 2009, we reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million, including plaintiff’s attorney’s fees.  The California Superior Court approved the final settlement on September 1, 2010.  Based on the final settlement amount, we recorded into income a credit of $93,000 during the thirteen weeks ended October 3, 2010 based on the difference between the original $2.6 million recorded liability and the anticipated settlement payment.  These costs are shown separately as litigation-related expenses in the consolidated statements of income.

On February 23, 2010, we were sued in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming us as a defendant.  One of the plaintiffs was removed by an amended complaint and the remaining plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements, and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.  We have previously settled two employment-related lawsuits certified as a class: In addition to the $2.5 million settlement in 2010 discussed above, we made a final settlement payment for $2.1 million in 2004 of another class action lawsuit.

On February 2, 2010, the Council for Education and Research on Toxics (“CERT”), a public interest group, issued a series of pre-litigation notices of intent to sue a number of companies, including us, which sell “ready to drink” coffee in California for allegedly failing to issue clear and reasonable warnings with regard to potential exposures to acrylamide in accordance with Proposition 65.  We were among a number of companies named in an action filed in California Superior Court, Los Angeles County, on August 7, 2010.  On December 14, 2010, CERT served a new 60-day notice letter to us and other companies alleging additional violations of Proposition 65 arising from potential acrylamide exposures from coffee sold at retail and brewed and consumed elsewhere.  We intend to vigorously defend against these claims.  As this matter is at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Stock

The Company’s common stock is traded on the Nasdaq National Market under the symbol ‘‘PEET’’.  The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years.

	High	Low
Fiscal Year Ended January 2, 2011
Fourth Quarter	$42.73	$33.20
Third Quarter	41.93	33.34
Second Quarter	41.63	35.69
First Quarter	41.66	31.82
Fiscal Year Ended January 3, 2010
Fourth Quarter	$41.58	$27.51
Third Quarter	28.54	25.20
Second Quarter	29.00	21.33
First Quarter	23.54	19.41

As of March 11, 2011, there were approximately 361 registered holders of record of the Company’s common stock.  On March 11, 2011, the last sale price reported on the Nasdaq National Market for the common stock was $42.80 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since becoming a public company.  We expect to retain any future earnings to fund the development and expansion of our business.  Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

 In October 2008, our Board of Directors authorized the repurchase up to one million shares of common stock, with no deadline or target date for completion. During the year ended January 2, 2011, we repurchased and retired 735,888 shares of common stock at an average price of $38.64 per share in accordance with this program.  No shares remain available for purchase under this program.

In September 2010, our Board of Directors authorized the repurchase up to one million additional shares of common stock, with no deadline or target date for completion.  During the year ended January 2, 2011, we repurchased and retired 194,549 shares of common stock at an average price of $40.57 per share in accordance with this program.  From January 3, 2011 through March 11, 2011, we repurchased and retired 390,795 shares of common stock at an average price of $40.99 per share in accordance with this program.  As of March 11, 2011, 414,656 shares remain available for purchase under this program.  Repurchases under this program may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during the fourth fiscal quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2010 - November 7, 2010	-	$-	994,781	1,005,219
November 8, 2010 - December 5, 2010	67,000	$38.64	1,061,781	938,219
December 6, 2010 - January 2, 2011	132,768	$41.48	1,194,549	805,451

Performance Graph*

The following graph depicts the Company’s total return to shareholders from January 1, 2006 through January 2, 2011, relative to the performance of the NASDAQ Composite Index, and the Standard & Poor’s Smallcap 600 Consumer Goods Sector, Packaged Foods & Meats Industry. All indices shown in the graph have been reset to a base of 100 as of January 1, 2006, assume an investment of $100 on that date and the reinvestment of dividends paid since that date, calculated on a monthly basis.  Since becoming a public company, the Company has not paid cash dividends on its common stock. The points represent index levels based on the last trading day of the Company’s fiscal year. The chart set forth below was prepared by Research Data Group, Inc., which holds a license to provide the indices used herein. The stock price performance shown in the graph is not necessarily indicative of future price performance.

*This section is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.  Selected Consolidated Financial Data

The table below shows selected consolidated financial data for our last five fiscal years.  Our fiscal year is based on a 52 or 53-week year and ends on the Sunday closest to the last day in December.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year
	2010	2009	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Statement of Income Data:
Net revenue	$333,808	$311,270	$284,822	$249,389	$210,493
Cost of sales and related occupancy expenses	154,892	142,776	133,537	118,389	98,928
Operating expenses	109,646	106,652	98,844	85,800	72,272
Transaction related expenses/(income)	970	(4,183)	-	-	-
Litigation related expenses	(93)	2,957	-	-	-
General and administrative expenses	25,088	24,508	22,519	22,682	20,634
Depreciation and amortization expenses	15,767	15,167	12,921	10,912	8,609
Income from operations	27,538	23,393	17,001	11,606	10,050
Gain on sale of marketable securities	-	7,305	-	-	-
Interest income, net	8	112	726	1,446	2,456
Income before income taxes	27,546	30,810	17,727	13,052	12,506
Income tax provision	10,045	11,558	6,562	4,675	4,690
Net income	$17,501	$19,252	$11,165	$8,377	$7,816

Net income per share:
Basic	$1.34	$1.48	$0.81	$0.61	$0.57
Diluted	$1.28	$1.44	$0.80	$0.59	$0.55

Shares used in calculation of net income per share:
Basic	13,038	12,997	13,723	13,724	13,733
Diluted	13,643	13,349	13,997	14,120	14,202

Balance Sheet Data:
Cash and cash equivalents	$44,629	$47,934	$4,719	$15,312	$7,692
Working capital	81,621	67,188	36,422	38,380	37,254
Total assets	208,832	204,803	176,352	177,547	153,005
Total shareholders' equity	172,500	165,056	143,907	147,253	127,439

See discussion of Transaction related expenses/(income), litigation related expenses, and gain on sale of marketable securities in 2010 and 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  The fiscal year ended January 2, 2011 (fiscal 2010) included 52 weeks, the fiscal year ended January 3, 2010 (fiscal 2009) included 53 weeks, and the fiscal year ended December 28, 2008 (fiscal 2008) included 52 weeks.

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

We expect the specialty coffee industry, fueled by continued consumer interest in high-quality coffee and related products, to continue to grow. We believe that growth opportunities exist in all of our distribution channels and that our specialty segment can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and higher customer awareness.  In the long-term, we expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile. In grocery, we expect to continue to expand into new markets in addition to the western U.S., eastern seaboard and other selected markets, although the full extent of our penetration will depend upon the growth of the specialty coffee category in those markets. We will continue to partner with distributors and companies to expand our presence in the foodservice and office environment.

Our goals for 2011 are a continuation of the strategy that the Company has undertaken for the past 3 years which focuses on: growing the Company’s specialty business by increasing market share in existing geographies and expanding to new markets and channels, improving operating margins in our retail business, and delivering sustainable cost improvements across the Company.  Results in 2010 reflect the success of achieving these objectives. In 2010, we grew our grocery business 24% on a comparable 52-week basis, with growth in both existing markets and new distribution. We significantly improved operating margins in our retail business by continuing to focus on labor and other operational improvements.   In addition, while growing the business, we have leveraged the Company’s infrastructure, gaining efficiencies in the roasting plant and reducing operating expenses.

In second half of 2010 and first quarter of 2011, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In mid-March 2011, coffee commodity prices reached a 35-year high at a level approximately 50% higher than they were six months earlier and over 100% higher than they were a year earlier.  While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay.  We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as producers in Brazil—the world’s largest coffee producing country—enter a cyclically low production year in its biennial crop cycle.

Coffee cost is our second largest cost line item after personnel costs and in 2010 represented approximately 15% of our net revenue. In order to manage coffee costs we purchase and hold large quantities of inventory and use future fixed-price purchase commitments. As of January 2, 2011, between our ending inventory and our fixed-price commitments, we had approximately 21 million pounds of coffee at fixed prices for use in 2011 and 2012. We estimate approximately 2 million pounds will be available for 2012. Our requirements for green coffee for 2011 are expected to be approximately 28 to 30 million pounds. Since the coffee we purchase comes from over 20 different countries and creates 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.

We have historically raised prices in each of our channels to offset the higher costs and we did increase prices in each channel in the fourth quarter of 2010 or the first quarter of 2011. Given the concentration of coffee in our cost structure, if coffee costs do not decline and we are unable to pass along increased coffee costs to our customers through further price increases, our profitability is likely to decrease. We will continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long term.

Business Segments

Our coffee and related items are sold through multiple channels of distribution that provide broad market exposure to potential purchasers of fresh roasted whole bean coffee.   We are indifferent as to where consumers purchase our coffees and teas, and believe that our specialty and retail segments are synergistic.  However, we also recognize that the economics and distribution models of our retail stores and other distribution channels are different enough that we have chosen to report them as separate segments under ASC 280, “Segment Reporting”.  Therefore, we currently have two reportable segments, consisting of:

•	Retail stores, which consist of our company owned retail stores; and
•	Specialty, which consist of Peet’s and Godiva branded sales to grocery stores, and Peet’s sales to foodservice and office accounts, and home delivery customers.

Business Categories

In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

•	Whole bean coffee and related products, consisting of products for home brewing, tea and packaged foods; and
•	Beverages and pastries.

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

Our fiscal year is based on a 52 or 53-week year.  The fiscal year ends on the Sunday closest to the last day of December.  2010 was a 52-week year, 2009 was a 53-week year, and 2008 was a 52-week year. Percent data may not sum due to rounding.

Statement of operations data as a percent of net revenue

	2010	2009	2008

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	46.4	45.9	46.9
Operating expenses	32.8	34.3	34.7
Transaction related expenses/(income)	0.3	(1.3)	-
Litigation related expenses	-	0.9	-
General and administrative expenses	7.5	7.9	7.9
Depreciation and amortization expenses	4.7	4.9	4.5
Income from operations	8.2	7.5	6.0
Gain on sale of marketable securities	-	2.3	-
Interest income, net	-	-	0.3
Income before income taxes	8.3	9.9	6.2
Income tax provision	3.0	3.7	2.3
Net income	5.3%	6.2%	3.9%

Percent of net revenue by business segment:
Retail stores	61.4%	64.6%	65.9%
Specialty	38.6	35.4	34.1

Percent of net revenue by business category:
Whole bean coffee and related products	55.8%	54.1%	53.0%
Beverages and pastries	44.2	45.9	47.0

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	43.2%	43.7%	45.5%
Specialty	51.5	49.9	49.6

Operating expenses as a percent of segment revenue:
Retail stores	40.3%	41.6%	42.4%
Specialty	20.9	20.9	19.8

Percent increase (decrease) from prior year:
Net revenue	7.2%	9.3%	14.2%
Retail stores	2.0	7.1	11.5
Specialty	16.9	13.4	19.9
Cost of sales and related occupancy expenses	8.5	6.9	12.8
Operating expenses	2.8	7.9	15.2
Transaction related expenses/(income)	(123.2)	100.0	-
Litigation related expenses	(103.1)	100.0	-
General and administrative expenses	2.4	8.8	(0.7)
Depreciation and amortization expenses	4.0	17.4	18.4

Selected operating data:
Number of retail stores in operation
Beginning of the year	192	188	166
Store openings	2	8	23
Store closures	(2)	(4)	(1)
End of the year	192	192	188

2010 (52 weeks) Compared with 2009 (53 weeks)

Net revenue

Net revenue for 2010 increased as a result of continued expansion of our retail and specialty segments offset by the impact of an extra week in fiscal year 2009. The table below sets forth net revenues for 2010 and 2009 on an actual and on a non-GAAP 52-week basis by business segment as well as business category.

					Impact of 2009 53rd Week
	52 weeks	53 weeks				Non-Gaap 2009	Increase/
(dollars in thousands)	2010	2009	Increase/(Decrease)		2009 53rd week	52 weeks*	(Decrease)
Retail stores:
Whole bean coffee, tea, and related products	$57,862	$58,579	$(717)	-1.2%	$1,335	$57,244	1.1%
Beverages and pastries	147,254	142,560	4,694	3.3%	2,339	140,221	5.0%
Total Retail stores	$205,116	$201,139	$3,977	2.0%	$3,675	$197,465	3.9%
Specialty:
Grocery	$76,303	$62,662	$13,641	21.8%	$1,271	$61,391	24.3%
Foodservice and office	35,330	30,248	5,082	16.8%	449	29,799	18.6%
Home delivery	17,059	17,221	(162)	-0.9%	197	17,024	0.2%
Total Specialty	$128,692	$110,131	$18,561	16.9%	$1,917	$108,214	18.9%
Total net revenue	$333,808	$311,270	$22,538	7.2%	$5,591	$305,679	9.2%

*The 2009 52-week revenue numbers are non-GAAP financial measures, which exclude revenues from the 53rd week of 2009 (the last week of fiscal 2009). We present in order to give the investor the ability to compare our 2010, 2009 and 2008 revenues on a comparable 52-week basis.  Management compares revenues on similar 52-week basis to assess revenue growth on a year-over-year.

In the retail segment, net revenue increased primarily as a result of increased sales from stores operating for over one year. We opened 2 new stores in 2010 and 8 new stores in 2009, and closed 2 and 4 stores, respectively.  The increase in beverage and pastry sales was primarily related to sales from stores operating over one year and by new product introductions facilitated by our new reach-in coolers, which we installed in a substantial number of our stores in 2010. The slower growth on a comparable 52-week basis in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores.

The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, to new grocery stores added during the year and the introduction of Godiva coffee in the fourth quarter of 2009.  Foodservice and office net revenue increased over the prior year primarily due to increased office coffee distribution, the 10 new licensed partner locations opened during the year and 71 additional “We Proudly Brew” accounts that serve Peet’s coffee in their own branded locations. Net revenue in the home delivery channel did not grow due to cannibalization from our grocery business expanding in the eastern U.S.

We expect continued revenue growth in 2011 from sales in existing stores, the maturation of the stores we opened in 2010 and 2009, continued expansion of our grocery and foodservice businesses and the expected opening of 4-5 new stores.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.9% in 2009 to 46.4% in 2010. The increase from last year was primarily due to higher commodity costs and a shift in revenue mix towards the grocery channel where both Peet’s and Godiva brands have lower gross margins than our retail business, partially offset by the impact of a price increase in retail in the fourth quarter and lower operating costs at the roasting facility as a percentage of sales.

We expect cost of sales and related occupancy expenses as a percent of net revenue in 2011 to be higher due to increased coffee costs.

Operating expenses

Operating expenses consist of both retail and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2010 decreased 1.5% to 32.8%. The decrease was primarily due to the favorable shift in revenue mix towards the grocery and other specialty channels, which have lower operating expenses than our retail business, to the store closure costs in fiscal 2009, and due to leverage of retail overhead costs.

We expect operating expenses as a percent of net revenue in 2011 to continue to improve.

Transaction related expenses/(income)

Transaction related expenses/(income) in 2010 includes legal and related expenses of $1.0 million we incurred by responding to the subpoena we received from the Federal Trade Commission (FTC) in connection with the FTC's anti-trust review of the acquisition of Diedrich Coffee by GMCR. In 2009, the net income consists of an $8.5 million break-up fee received for the termination of a definitive agreement for Peet’s to acquire Diedrich Coffee, net of $4.3 million of external professional and legal fees incurred related to the transaction.

Litigation related expenses

Litigation related expenses in 2010 consist of a $93,000 reduction in costs incurred related to finalizing the settlement of a wage and hour class action lawsuit that was filed in July 2008 against the Company compared to the $3.0 million estimate for this settlement recorded in 2009.

As discussed in Item 3.  “Legal Proceedings”, we currently are subject to an employee-related complaint and a complaint related to Proposition 65.  At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings or the expenses we will incur in 2011 to defend these proceedings.

General and administrative expenses

General and administrative expenses in 2010 were $25.1 million, or 7.5% of net revenue, compared to $24.5 million, or 7.9% of net revenue in 2009.  As a percent of net revenue, expenses improved due to leverage of costs on higher sales, partially offset by increases in payroll related expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased slightly over prior year as recent retail and infrastructure investments are beginning to be offset by assets becoming fully depreciated.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $8,000 in interest income in 2010, compared to $112,000 in 2009, due primarily to lower interest rates on investments. The Company does not have exposure in its investment portfolio to subprime mortgages or auction rate securities.

Gain on sale of marketable securities

 During 2009, the Company recorded a gain on the sale of stock of $7.3 million for stock of Diedrich Coffee that we acquired and sold within the year. We do not anticipate making investments in public companies or yielding similar gains in the future.

Income tax provision

The effective income tax rate for 2010 was 36.4% compared to 37.5% in 2009.  Our effective rate decreased 1.1%, primarily due to the statutory increase in the domestic production deduction from 6% to 9% of taxable income in 2010.

2009 (53 weeks) Compared with 2008 (52 weeks)

Net revenue

Net revenue for 2009 increased over 2008 as a result of continued expansion of our retail and specialty segments and the impact of an extra week in fiscal year 2009. The table below sets forth net revenues for 2009 and 2008 on an actual and on a non-GAAP 52-week basis by business segment as well as business category.

					Impact of 2009 53rd Week
	53 weeks	52 weeks				Non-Gaap 2009	Increase/
	2009	2008	Increase/(Decrease)		2009 53rd week	52 weeks*	(Decrease)
Retail stores:
Whole bean coffee, tea, and related products	$58,579	$55,097	$3,482	6.3%	$1,335	$57,244	3.9%
Beverages and pastries	142,560	132,622	9,938	7.5%	2,339	140,221	5.7%
Total Retail stores	$201,139	$187,719	$13,420	7.1%	$3,675	$197,465	5.2%
Specialty:
Grocery	$62,662	$51,490	$11,172	21.7%	$1,271	$61,391	19.2%
Foodservice and office	30,248	27,517	2,731	9.9%	449	29,799	8.3%
Home delivery	17,221	18,096	(875)	-4.8%	197	17,024	-5.9%
Total Specialty	$110,131	$97,103	$13,028	13.4%	$1,917	$108,214	11.4%
Total net revenue	$311,270	$284,822	$26,448	9.3%	$5,591	$305,679	7.3%

*The 2009 52-week revenue numbers are non-GAAP financial measures, which exclude revenues from the 53rd week of 2009 (the last week of fiscal 2009). We present in order to give the investor the ability to compare our 2010, 2009 and 2008 revenues on a comparable 52-week basis.  Management compares revenues on similar 52-week basis to assess revenue growth on a year-over-year basis.

In the retail segment, net revenue increased as a result of increased sales from new stores and the sales they generated in their first 12 months.  Growth was flat compared to the prior year for stores operating for over one year.  We opened 8 new stores in 2009 and 23 new stores in 2008.  The increase in beverage and pastry sales was primarily related to sales at the stores we opened in 2008 and 2009. The slower growth in whole bean and related products on a comparable 52-week basis was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores and our own new retail stores.

The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, to new grocery stores added during the year and the introduction of Godiva coffee in the fourth quarter of 2009.  Foodservice and office net revenue increased over 2008 primarily due to increased office coffee distribution, the 25  new licensed partner locations opened during 2009, and 144 additional “We Proudly Brew” accounts that serve Peet’s coffee in their own branded locations. Net revenue in the home delivery channel declined primarily due to cannibalization from our grocery business expanding in the eastern U.S.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales decreased from 46.9% in 2008 to 45.9% in 2009. The decrease from last year was primarily due to a decrease in shipping costs and milk costs, partially offset by increased green coffee costs, leverage of costs related to the roasting facility that opened in 2007, waste management in retail, and increased prices in retail.

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2009 decreased 0.4% to 34.3%. The decrease was primarily due to leverage of retail overhead costs, in addition to cost improvements at the store level, partially offset by higher costs associated with expanding the grocery business and expenses incurred in closing four underperforming stores in 2009.

Transaction related expenses/(income)

Transaction related expenses/(income) in 2009 consists of an $8.5 million break-up fee received for the termination of a definitive agreement for Peet’s to acquire Diedrich, net of $4.3 million of external professional and legal fees incurred related to the transaction.

Litigation related expenses

Litigation related expenses in 2009 consist of $3.0 million of costs incurred related to the pending settlement of a wage and hour class action lawsuit that was filed in July 2008 against the Company.

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

Interest income, net

We invest in U.S. government, agency, municipal and guaranteed student loan obligations. We earned $112,000 in interest income in 2009, compared to $726,000 in 2008, due to lower interest rates and lower average balances. The Company does not have exposure in its investment portfolio to subprime mortgages or auction rate securities.

Gain on sale of marketable securities

During 2009, the Company recorded a gain on the sale of stock of $7.3 million for stock of Diedrich Coffee that we acquired and sold within the year. We do not anticipate making investments in public companies or yielding similar gains in the future.

Income tax provision

The effective income tax rate for 2009 was 37.5% compared to 37.0% in 2008. Our effective rate increased 0.5% primarily due to a lower impact from tax-exempt interest income and the domestic production deduction.

Liquidity and Capital Resources

At January 2, 2011, we had $44.6 million in cash and cash equivalents.  Working capital was $81.6 million as of January 2, 2011 compared to $67.2 million at January 3, 2010.

Net cash provided by operations was $24.8   million in 2010 compared to $41.9 million in 2009. Operating cash flows were lower than the prior year period primarily due to increased green coffee inventories and other changes in working capital, including payment of the litigation reserve recorded in 2009 that was paid in 2010.  In addition, prior year net cash from operations included the net transaction related gain of $4.2 million.

Net cash used in investing activities was $15.2 million in 2010.  Investing activities primarily relate to purchases of property and equipment, and sales and maturities of marketable securities.  During 2010, purchases of marketable securities totaled $4.2 million. There were no proceeds from the sale of marketable securities, compared to $16.2 million received in 2009.  Cash paid for property and equipment totaling $11.6 million included:

•	$6.2 million to build-out new stores and remodel existing ones;
•	$2.9 million used for additional equipment and machinery for our roasting facility;
•	$1.6 million used for information technology support and other software and hardware to support infrastructure; and
•	$0.9 million used for our grocery handheld system, foodservice kiosks and other equipment for specialty.

Net cash used in financing activities was $12.9 million in 2010, primarily for the purchase of our common stock, offset by proceeds from stock option exercises.

Our 2011 capital expenditures are expected to be approximately $12.0 million.   Approximately $5.0 million is expected to be used for the opening of an estimated 4 new retail stores and for remodeling and improvements to existing stores.  Approximately $4.0 million is expected to be used for information technology software and hardware to support our growth.  Approximately $1.5 million is expected to be used for equipment and machinery to improve effectiveness and increase capacity at our roasting facility.  The balance is expected to be used for equipment for the foodservice and grocery channels. We expect to finance these capital expenditures with our cash and marketable securities and with operating cash flows.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of January 2, 2011:

	Payments Due by Period
	(in thousands)
		Less than
Contractual obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$2,150	$861	$1,115	$174	$-
Retail store operating leases (1)	92,873	16,444	31,284	24,714	20,431
Fixed-price coffee purchase commitments	29,731	29,731	-	-	-
Not-yet-priced coffee commitments	26,572	25,423	1,149	-	-
Development commitments (2)	1,672	1,672	-	-	-
Total contractual cash obligations	$152,998	$74,131	$33,548	$24,888	$20,431

(1)	Payments for maintenance, insurance, taxes and contingent rent for which we are obligated are excluded. In fiscal 2010 these charges totaled approximately $3.5 million.
(2)	Contractual obligations for purchases of leasehold improvements for equipment and leasehold improvements for retail locations.

The Company has excluded from the table above uncertain tax liabilities as defined in ASC 740, “Unrecognized Tax Benefits,” due to the uncertainty of the period of payment.  As of January 2, 2011, the Company has a $0.2 million liability for uncertain tax positions (see Note 6. “Income Taxes” in the “Notes to Consolidated Financial Statements” included elsewhere in this report).

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our existing share purchase program and our contractual obligations as they come due.  The Company also has $50 million available through a credit agreement entered into on December 21, 2010 with Wells Fargo Bank, National Association, the proceeds of which may be used in the general corporate purposes, including funding working capital, capital expenditures, share repurchases and other needs.  The line of credit has a maturity date of December 1, 2013. The Company’s obligations under the line of credit are unconditionally guaranteed by Peet’s Operating Company, Inc. in the principal amount up to $50 million.

The credit agreement contains customary affirmative and negative covenants.  The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and a minimum amount of net income.  The credit agreement includes customary events of default that permit the Bank to accelerate the Company’s outstanding obligations, including nonpayment of principal, interest, fees or other amounts, violation of covenants, failure to make any payments when due with respect to certain other debt or certain failures to comply with the terms of such other debt, entry of certain judgments, inaccuracy of representations and warranties, occurrence of any event or condition that has a material adverse effect, and upon the occurrence of bankruptcy and other insolvency events and certain events relating to a dissolution or liquidation of the Company or Peet’s Operating Company, Inc.  During the year and as of January 2, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of January 2, 2011.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements that require disclosure pursuant to Item 303(a)(4) of Regulation S-K.

Inflation

Over the past decade there has been very little inflation in the United States and as a result we have not seen a measurable impact of inflation on our results of operations.  However, as discussed above, we have experienced price increases in commodities that we use, specifically coffee and milk, which we believe are due to more localized supply and demand issues or market dynamics rather than inflation measured by the Consumer Price Index.  General inflation would have the largest impact on wage rates, which could have a material impact on our results since wages are our largest single cost.  Therefore, we cannot predict what effect inflation may have on our results of operations in the future.

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

Our accounting policies are more fully described in Note 1 "Summary of Significant Accounting Policies" in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.  We have identified the following critical accounting policies:

•Impairment of long-lived assets. When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets.  Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. The Company considers the economic environment when estimating future cash flows and in 2009 and 2010 considered the recession in our future sales assumptions.  Based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2010 would not be material.

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

•Stock-based compensation.  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation”. We use the Black-Scholes-Merton option-pricing model, which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions could materially affect the estimate of the fair value of stock-based compensation; however, based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2010 would not be material.

Recent Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board “FASB” issued an Accounting Standards Update “ASU” on improving disclosures about fair value measurements, which amends the ASC on Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  We adopted the requirements of this ASU commencing the first day of our 2010 fiscal year.  This ASU will not have an impact to our consolidated financial statements except to require us to provide increased disclosure.

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

   Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans.  These commitments are made with established coffee brokers and are denominated in U.S. dollars.  We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of January 2, 2011, we had approximately $29.7 million in open fixed-priced purchase commitments and approximately $26.6 million in not-yet-priced commitments priced for a total of approximately $56.3 million with delivery dates ranging from January 2011 through April 2012. See Note 13, “Commitments and Contingencies,” in the “Notes to Consolidated Financial Statements” included elsewhere in this report. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as directed by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of January 2, 2011.

The registered independent public accounting firm of Deloitte & Touche LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. See page F-2 of the consolidated financial statements included elsewhere in this report.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to continuing directors and nominees of the Company, committees of the Board of Directors and the Company’s Code of Business Conduct and Ethics is set forth under the caption “Proposal 1 - Election of Directors" in the Company's proxy statement relating to its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K.  The Proxy Statement will be filed with the SEC in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act.").  With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.  Information respecting executive officers of the Company is set forth at Part I of this Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information concerning executive and director compensation required by Item 11 is set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated by reference into this  Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and equity compensation plans required by  Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by Item 13 is set forth under the caption "Certain Transactions" in the Proxy Statement and is incorporated by reference into this Form 10-K. Information concerning director independence required by Item 13 is set forth under the caption "Proposal 1- Election of Directors—Independence of the Board of Directors” in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services required by Item 14 is set forth under the caption "Proposal 5- Ratification of Selection of Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated by reference into this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Peet’s Coffee & Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010	F-3

Consolidated Statements of Income for the Years Ended January 2, 2011, January 3, 2010 and	F-4
December 28, 2008

Consolidated Statements of Shareholders' Equity for the Years Ended January 2, 2011,	F-5
January 3, 2010 and December 28, 2008

Consolidated Statements of Cash Flows for the Years January 2, 2011,	F-6
January 3, 2010 and December 28, 2008

Notes to Consolidated Financial Statements	F-7

(a)(2) Index to Financial Statement Schedule.

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit	Description

3.1
Amended and Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47976).

3.2
Amended and Restated Bylaws.  Incorporated by reference to Exhibit 3.8 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the SEC on December 1, 2000 (File. No. 333-47976).

4.1
Form of common stock certificate.  Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47976).

10.1
Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan.  Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 24, 2010 (File. No. 000-32233). (1)

10.2
Forms of Stock Option Grant Notice and Stock Option Agreement under 2010 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 24, 2010 (File. No. 000-32233). (1)

10.3
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2010 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 24, 2010 (File. No. 000-32233). (1)

10.4
1997 Equity Incentive Plan and form of Stock Option Agreement.    Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 3 to its Registration Statement on Form S-1 filed with the SEC on January 17, 2001 (File. No. 333-47976). (1)

10.5
Peet’s Operating Company, Inc. Savings and Retirement Plan.  Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the SEC on December 1, 2000 (File. No. 333-47976). (1)

10.6
2000 Equity Incentive Plan amended and restated September 4, 2008. Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the SEC on September 8, 2008 (File No. 000-32233). (1)

10.7
2000 Employee Stock Purchase Plan and form of Offering.  Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47957). (1)

10.8
Key Employee Severance Benefit Plan amended and restated December 31, 2007. Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 30, 2007(File No. 000-32233). (2)

10.9
Change of Control Stock Award Acceleration Plan amended and restated May 18, 2010. Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on June 9, 2010(File No. 000-32233).  (1)

10.10
Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-32233). (2)

10.11
Peet's Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002.  Incorporated by reference to Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-32233). (2)

10.12
Peet's Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan as amended and restated March 16, 2010. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 2010 (File No. 000-32233). (1)

10.13
Peet's Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial  Officer, dated as of June 25, 2003.  Incorporated by reference to Exhibit 10.17 to the Company's  quarterly report on Form 10-Q for the quarter ended September 28, 2003 (File No. 000-32233). (2)

10.14
Nonqualified Deferred Compensation Plan dated December 1, 2003. Incorporated by reference to  Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28,  2004 (File No. 000-32233). (2)

10.15
Credit Agreement by and between Peet’s Coffee & Tea, Inc. and Wells Fargo Bank, National Association, dated December 21, 2010.  Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 21, 2010 (File No. 000-32233).

10.16
Peet's Coffee & Tea, Inc. Key Employment Agreement for P. Christine Lansing, Vice President, General Manager Consumer Business, dated as of October 3, 2005.  Incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 28, 2008 (File No. 000-3233). (2)

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of the Company's Chief Executive Officer, Patrick J. O'Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company's Chief Financial Officer, Thomas P. Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company's Chief Executive Officer, Patrick J. O'Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer, Thomas P. Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Compensatory plan or arrangement.
(2)	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2011	PEET’S COFFEE & TEA, INC.
	By:	/s/ Patrick J. O'Dea
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

Signature	Title	Date

/s/ PATRICK J. O'DEA	President, Chief Executive Officer and	March 17, 2011
Patrick J. O'Dea	Director (Principal Executive Officer)

/s/ THOMAS P. CAWLEY	Vice President, Chief Financial Officer	March 17, 2011
Thomas P. Cawley	and Secretary (Principal Financial and
Accounting Officer)

/s/ JEAN-MICHEL VALETTE	Chairman	March 17, 2011
Jean-Michel Valette

/s/ GERALD BALDWIN	Director	March 17, 2011
Gerald Baldwin

/s/ HILARY BILLINGS	Director	March 17, 2011
Hilary Billings

/s/ DAVID DENO	Director	March 17, 2011
David Deno

/s/ TED W. HALL	Director	March 17, 2011
Ted W. Hall

/s/ MICHAEL LINTON	Director	March 17, 2011
Michael Linton

/s/ ELIZABETH SARTAIN	Director	March 17, 2011
Elizabeth Sartain

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010	F-3

Consolidated Statements of Income for the Years Ended January 2, 2011, January 3, 2010,	F-4
and December 28, 2008

Consolidated Statements of Shareholders' Equity for the Years Ended January 2, 2011,	F-5
January 3, 2010, and December 28, 2008

Consolidated Statements of Cash Flows for the Years January 2, 2011, January 3, 2010,	F-6
and December 28, 2008

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the "Company") as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 2011. We also have audited the Company's internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peet’s Coffee & Tea, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 17, 2011

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 2,	January 3,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$44,629	$47,934
Short-term marketable securities	4,183	-
Accounts receivable, net	14,852	15,209
Inventories	33,534	25,936
Deferred income taxes - current	4,420	3,592
Prepaid expenses and other	7,798	5,863
Total current assets	109,416	98,534

Property, plant and equipment, net	97,279	103,494
Other assets, net	2,137	2,775

Total assets	$208,832	$204,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$9,138	$13,669
Accrued compensation and benefits	11,555	10,832
Deferred revenue	7,102	6,845
Total current liabilities	27,795	31,346

Deferred income taxes - non current	46	321
Deferred lease credits	7,023	7,059
Other long-term liabilities	1,468	1,021
Total liabilities	36,332	39,747

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:13,063,000 and 13,104,000 shares	81,995	92,054
Accumulated other comprehensive income	2	-
Retained earnings	90,503	73,002

Total shareholders' equity	172,500	165,056

Total liabilities and shareholders' equity	$208,832	$204,803

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2010	2009	2008
	(52 weeks)	(53 weeks)	(52 weeks)

Retail stores	$205,116	$201,139	$187,719
Specialty sales	128,692	110,131	97,103
Net revenue	333,808	311,270	284,822

Cost of sales and related occupancy expenses	154,892	142,776	133,537
Operating expenses	109,646	106,652	98,844
Transaction related expenses/(income)	970	(4,183)	-
Litigation related expenses	(93)	2,957	-
General and administrative expenses	25,088	24,508	22,519
Depreciation and amortization expenses	15,767	15,167	12,921
Total costs and expenses from operations	306,270	287,877	267,821

Income from operations	27,538	23,393	17,001

Gain on sale of marketable securities	-	7,305	-
Interest income, net	8	112	726

Income before income taxes	27,546	30,810	17,727

Income tax provision	10,045	11,558	6,562

Net income	$17,501	$19,252	$11,165

Net income per share:
Basic	$1.34	$1.48	$0.81
Diluted	$1.28	$1.44	$0.80

Shares used in calculation of net income per share:
Basic	13,038	12,997	13,723
Diluted	13,643	13,349	13,997

See notes to consolidated financial statements.

PEET'S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

				Accumulated
	Common Stock			Other	Total
	Shares		Retained	Comprehensive	Shareholders'	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Equity	Income

Balance at December 30, 2007	13,932	$104,616	$42,585	$52	$147,253

Stock options exercised, including tax benefit	133	2,484			2,484
Stock sold in Employee Stock Purchase Progam	50	939			939
Stock-based compensation		2,711			2,711
Stock purchased in accordance with share purchase program	(941)	(20,627)			(20,627)
Net unrealized loss on marketable securities, net of tax of $12				(18)	(18)	$(18)
Net income			11,165		11,165	11,165
Balance at December 28, 2008	13,174	$90,123	$53,750	$34	$143,907	$11,147

Stock options exercised, including tax benefit	202	4,521			4,521
Stock sold in Employee Stock Purchase Progam	51	956			956
Stock-based compensation		3,018			3,018
Stock purchased in accordance with share purchase program	(323)	(6,564)			(6,564)
Net unrealized loss on marketable securities, net of tax of $23				(34)	(34)	$(34)
Net income			19,252		19,252	19,252
Balance at January 3, 2010	13,104	$92,054	$73,002	$-	$165,056	$19,218

Stock options exercised, including tax benefit	872	22,417			22,417
Stock sold in Employee Stock Purchase Progam	17	497			497
Stock-based compensation		3,354			3,354
Stock purchased in accordance with share purchase program	(930)	(36,327)			(36,327)
Net unrealized gain on marketable securities, net of tax of $2				2	2	$2
Net income			17,501		17,501	17,501
Balance at January 2, 2011	13,063	$81,995	$90,503	$2	$172,500	$17,503

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fifty-two	Fifty-three	Fifty-two
	weeks ended	weeks ended	weeks ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Cash flows from operating activities:
Net income	$17,501	$19,252	$11,165
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	17,959	17,279	15,113
Amortization of interest purchased	16	36	193
Stock-based compensation	3,354	3,018	2,711
Excess tax benefit from exercise of stock options	(5,501)	(892)	(462)
Tax benefit from exercise of stock options	4,936	695	285
Gain on sale of marketable securities	-	(7,305)	-
Loss on disposition of assets and asset impairment	129	1,141	900
Deferred income taxes	(1,103)	2,710	322
Changes in other assets and liabilities:
Accounts receivable, net	357	(3,285)	(3,637)
Inventories	(7,598)	188	(1,641)
Prepaid expenses and other current assets	(1,935)	1,330	(2,908)
Other assets	47	161	(21)
Accounts payable, accrued liabilities and deferred revenue	(3,809)	6,887	1,464
Deferred lease credits and other long-term liabilities	411	695	1,960
Net cash provided by operating activities	24,764	41,910	25,444

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,603)	(14,505)	(25,930)
Proceeds from sales of property, plant and equipment	19	11	67
Changes in restricted investments	558	877	(87)
Proceeds from sales and maturities of marketable securities	-	16,183	7,857
Purchases of marketable securities	(4,195)	(371)	(917)
Net cash (used in)/provided by investing activities	(15,221)	2,195	(19,010)

Cash flows from financing activities:
Net proceeds from issuance of common stock	17,978	4,782	3,138
Purchase of common stock	(36,327)	(6,564)	(20,627)
Excess tax benefit from exercise of stock options	5,501	892	462
Net cash used in financing activities	(12,848)	(890)	(17,027)

(Decrease) increase in cash and cash equivalents	(3,305)	43,215	(10,593)
Cash and cash equivalents, beginning of period	47,934	4,719	15,312

Cash and cash equivalents, end of period	$44,629	$47,934	$4,719

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$412	$156	$734
Other cash flow information:
Cash paid for income taxes	7,227	7,213	8,293

See notes to consolidated financial statements.

PEET'S COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

Peet's Coffee & Tea, Inc., a Washington corporation (the ‘‘Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, foodservice and office accounts and company-operated retail stores.  At January 2, 2011 and January 3, 2010, the Company operated 192 retail stores in California, Colorado, Illinois, Oregon, Massachusetts and Washington.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated in consolidation.

Year End — The Company's fiscal year end is the Sunday closest to December 31.  The fiscal years ended January 2, 2011 and December 28, 2008 included 52 weeks.  The fiscal year ended January 3, 2010 included 53 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investments — Marketable securities are classified as available-for-sale and are recorded at fair value.  Any unrealized gains and losses are recorded in other comprehensive income. Gains and losses are due to fluctuations in interest rates and are considered temporary impairments as management has the intent and ability to hold the securities to recovery.

Inventories — Raw materials consist primarily of green coffee beans.  Finished goods include roasted coffee, tea, accessory products, spices, and packaged foods.  All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which are valued at the average cost.  Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of coffee, tea and merchandise. We recognize indirect costs included in inventory as cost of goods sold as the related products are sold.

Property, plant and equipment — Property, plant and equipment are stated at cost.  Depreciation and amortization are recorded on the straight-line method over the estimated useful lives, which range from 2 to 40 years.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the term of the related lease, consistent with the period used for recognizing rent expense and deferred lease credits, which range from 5 to 10 years. Repairs and maintenance costs are expensed as incurred.

Intangible and other assets — Intangible and other assets include lease rights, contract acquisition costs, deposits, and restricted cash.  Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 10 years.  The cost of intangible assets, primarily lease rights, subject to amortization was $472,000 at January 2, 2011 and $1,066,000 at January 3, 2010.  The related accumulated amortization was $1,013,000 and $980,000 at January 2, 2011 and January 3, 2010, respectively.  Amortization expense for 2010, 2009, and 2008 was $33,000, $84,000, and $94,000, respectively.  Future amortization expense for 2011 through 2015 is estimated at $15,000, $11,000, $10,000, $10,000 and $8,000, respectively.

Restricted cash of $1,891,000 and $2,449,000 as of January 2, 2011 and January 3, 2010, respectively, represents collateral for the Company’s high deductible workers’ compensation policy and is classified in other assets, net on the consolidated balance sheets.

Impairment of Long-Lived Assets — When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value.  The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Long lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. The Company considers the economic environment when estimating future cash flows and in 2010 and 2009 considered the recession in our future sales assumptions.  In 2010, there were no impairment losses recorded for underperforming stores.  Impairment losses for underperforming stores of $128,000 and $630,000 were recorded during 2009 and 2008, respectively, which were classified as operating expenses on the consolidated statements of income.

Accrued Workers’ Compensation and Benefits — The Company records an estimated liability for the self-insured portion of workers' compensation claims.  The liability is determined based on an actuarial assessment of information received from the Company’s insurance carrier including claims paid, filed and reserved for and historical experience. As of January 2, 2011 and January 3, 2010 the Company had $552,000 and $1,015,000, respectively, accrued for workers' compensation.  For claims incurred during the policy years beginning March 1, 2008, the Company purchased a guaranteed cost insurance policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008.

Revenue Recognition — Net revenue is recognized at the point of sale at our Company-operated retail stores.  Revenue from specialty, consisting of packaged coffee sales through home delivery, grocery, foodservice and office accounts, is recognized when the product is received by the customer.  The majority of the Company’s distribution to grocery stores is through employees or independent distributors who do not take title to the inventory and revenue is recognized when the product is delivered to the grocer. In addition, we have distributors where title does pass to the distributor and revenue net of commissions is recorded upon delivery to the distributor.

Revenue from stored value gift cards and home delivery advanced payments is recognized upon redemption or receipt of product by the customer.  Cash received in advance of product delivery is recorded in deferred revenue on the accompanying consolidated balance sheets.

All revenue is recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.  The Company routinely participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Grocery coupons creating an obligation to the third-party are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimated expenses incurred, but unpaid for these programs.   Net revenue includes an allowance for grocery sales returns for coffee exceeding our freshness standards based on historical experience and current trends.  The Company establishes an allowance for estimated doubtful accounts based on historical experience and current trends. Net revenue is presented net of any taxes collected from customers and remitted to government entities.

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at	Additions
	Beginning	Charged to	Write-offs	Balance at
	of Year	Expense	and Other	End of Year
Allowance for doubtful accounts
Year ended January 2, 2011	$132	$187	$(36)	$283
Year ended January 3, 2010	136	(4)	-	132
Year ended December 28, 2008	72	64	-	136

The Company records shipping revenue in net revenue.  The Company recorded shipping revenue of $1,789,000, $1,948,000 and $2,593,000 related to home delivery sales in 2010, 2009 and 2008, respectively.

Cost of sales and related occupancy expenses — Cost of sales and related occupancy expenses consist primarily of coffee and other product costs.  It also includes plant manufacturing (including depreciation), freight and distribution costs.  Occupancy expenses include rent and related expenses such as utilities.

Operating expenses — Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, independent distributor commissions, repairs and maintenance, supplies, training, travel and banking and card processing fees.

Preopening costs — Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Advertising costs — Advertising costs are expensed as incurred.  Advertising expense was $4,248,000, $4,944,000 and $4,439,000 in 2010, 2009 and 2008, respectively.

Operating leases — Certain of the Company's lease agreements provide for tenant improvement allowances, rent holidays, scheduled rent increases and/or contingent rent provisions during the term of the lease. For purposes of recognizing incentives and minimum rental expenses, rent is expensed on a straight-line basis, and the Company records the difference between the recognized rental expense and amounts payable under the lease to deferred lease credits and other long-term liabilities over the lease term, which may or may not coincide with the commencement of the lease.   Tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease.  If the original lease term is less than the Company’s anticipated rental period, one or more stated option terms are included in the straight-line computation.  Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accounts payable on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.  When ceasing operations under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, the Company will record the expense upon the earlier of the cease-use date or signing of an agreement with the landlord. Finally, in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any sublease income that can be generated from the location and expenses the present value of the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

Gift Cards — The Company sells stored value gift cards in its retail stores and through its web site. The gift cards do not have an expiration date.  The Company recognizes income from gift cards when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon our historical redemption patterns. We apply an estimated gift card breakage rate after the card has been dormant for 24 months, when based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income of $634,000, $580,000 and $497,000 in 2010, 2009 and 2008, respectively, is included in operating expenses in the consolidated statements of income.

Income Taxes — The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with ASC 740, “Income Taxes,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Fair Value Measurements –The accounting guidance for fair value measurements and disclosure defines and establishes a framework for measuring fair value and expands related disclosures. For financial assets and financial liabilities, this accounting guidance was effective for the Company beginning in fiscal 2008. Beginning in fiscal 2009, the Company adopted fair value measurements and disclosure requirements for all nonfinancial assets and nonfinancial liabilities. See Note 2. “Fair Value of Financial Instruments.”

Comprehensive Income – Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of unrealized gains and losses, net of applicable taxes, on available-for-sale securities.

Stock-Based Compensation — On January 2, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” using the modified-prospective-transition method.  The fair value of each stock award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any).  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. The expected term of the options represents the estimated period of time from date of option grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For grants prior to July 3, 2006 expected stock price volatility was estimated using only the historical volatility of the Company’s stock. Beginning with the period ended October 1, 2006, expected stock price volatility is based on a combination of historical volatility and the implied volatility of the Company’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The Company has not paid dividends in the past and does not plan to pay dividends in the near future. Additional disclosure requirements of ASC 718 are set forth in Note 9, “Stock Options, Employee Purchase and Deferred Compensation Plans”.

Stock-based compensation expense and related tax benefit was recognized as follows in the consolidated statements of income (in thousands):

	2010	2009	2008

Stock-based compensation expense	$3,227	$2,866	$2,441
ESPP expense	127	152	270
Total	$3,354	$3,018	$2,711

Cost of sales and related occupancy expenses	$535	$294	$213
Operating expenses	1,009	1,209	1,287
General and administrative expenses	1,810	1,515	1,211
Total	$3,354	$3,018	$2,711

Tax benefit	$1,365	$1,229	$1,105

The fair value of each restricted stock unit awards “RSU” is equal to the stock price on the date of grant. The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Stock Options			ESPP
	2010	2009	2008	2010	2009	2008

Expected term in years	5.8	5.7	5.3	0.3	0.5	0.5
Expected stock price volatility	36.5%	37.6%	34.4%	33.4%	36.9%	31.4%
Risk-free interest rate	2.2%	2.9%	3.6%	1.6%	2.7%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$13.92	$10.57	$8.83	$8.21	$5.96	$5.58
Estimated fair value per RSU awarded	$37.14	$-	$-	$-	$-	$-

Net Income per Share — Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options.  Anti-dilutive shares of 168,838, 1,166,422, and 1,258,510 have been excluded from diluted weighted average shares outstanding in 2010, 2009, and 2008, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method.  The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2010	2009	2008

Basic weighted average shares outstanding	13,038	12,997	13,723
Incremental shares from assumed exercise of stock options	605	352	274
Diluted weighted average shares outstanding	13,643	13,349	13,997

Recently Issued Accounting Standards

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

2.	Fair Value of Financial Instruments

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company has the following assets that are adjusted to fair value on a recurring basis.

Short-term marketable securities

The fair values of our investments in short-term marketable securities were determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1.  The Company had short-term marketable securities of $4.2 million at January 2, 2011.  There were no short-term marketable securities at January 3, 2010.

Unrealized gains or losses on short-term marketable securities are recorded in accumulated other comprehensive income at each measurement date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. In 2010, the Company was not required to measure any non-financial assets and liabilities at fair value.  In 2009, the Company recorded a charge of $128,000 related to the impairment of assets at an under-performing store. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in operating expenses in the accompanying consolidated statements of income. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.	Inventories

The Company's inventories consist of the following at year end 2010 and 2009 (in thousands):

	2010	2009

Green coffee	$23,200	$16,228
Other inventory	10,334	9,708
Total	$33,534	$25,936

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at year end 2010 and 2009 (in thousands):

	2010	2009

Leasehold improvements	$75,157	$73,406
Furniture, fixtures and equipment	89,598	82,345
Plant equipment	17,986	18,882
Construction in progress	1,288	1,033
Building	14,238	14,238
Land	8,902	8,902

Total	207,169	198,806
Less: Accumulated depreciation	(109,890)	(95,312)

Property, plant and equipment, net	$97,279	$103,494

Depreciation expense was $17,926,000 in 2010, $17,194,000 in 2009, and $15,010,000 in 2008. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

5.	Marketable Securities

At January 2, 2011, the Company maintained marketable securities classified as available-for-sale as follows (in thousands). At January 3, 2010, there were no short-term marketable securities. Gross unrealized holding gains at January 2, 2011 are due to fluctuations in interest rates.

	Amortized	Gross Unrealized	Fair
	Cost	Holding Gains	Value

State and local government obligations	$4,179	$4	$4,183
Total marketable securities - short-term	$4,179	$4	$4,183

There were no sales of available-for-sale securities in 2010.  During 2009, the Company sold available-for-sale securities for net proceeds from marketable securities of $16,183,000, with realized gains of $7,305,000.   Realized gains and losses are determined on the specific identification method.  As of January 2, 2011, the Company had total unrealized losses of $2,000 reported in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of any related tax effect.

6.	Income Taxes

The income tax provision consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$8,984	$6,830	$4,178
State	2,572	2,051	2,071
Total	11,556	8,881	6,249

Deferred:
Federal	(1,110)	2,751	889
State	(401)	(74)	(576)
Total	(1,511)	2,677	313

Total	$10,045	$11,558	$6,562

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2010	2009	2008

Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes less federal benefit	5.7	5.7	5.7
Tax-exempt interest	0.0	(0.1)	(0.8)
Domestic production deduction	(3.2)	(1.4)	(1.6)
Hiring tax credits	(1.5)	(1.6)	(1.5)
Other,net	0.4	(0.1)	0.2

Total	36.4%	37.5%	37.0%

Deferred tax assets (liabilities) consist of the following at year end 2010 and 2009 (in thousands):

Credit carryforwards	$747	$487
Scheduled rent	2,829	2,870
Accrued reserves	1,287	2,391
Accrued compensation	3,133	953
State taxes	394	530
Stock options	3,969	4,077
Other	312	54
Gross deferred tax assets	12,671	11,362
Property, plant and equipment	(8,491)	(8,159)
Other	194	68
Gross deferred tax liabilities	(8,297)	(8,091)
Net deferred tax assets	$4,374	$3,271

The Company adopted ASC 740, “Unrecognized Tax Benefits,” as of January 1, 2007.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	2010	2009	2008

Beginning gross unrecognized tax benefit	$123	$109	$85
Gross increases for the current period	38	14	24
Ending gross unrecognized tax benefit	$161	$123	$109

The amount of unrecognized tax benefits that would increase the Company’s tax rate if recognized is $161,000.  This relates to state exposures from not filing a state tax return.  It is the Company’s policy to recognize interest and penalties in the tax provision.  Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $15,000 for each of 2010, 2009 and 2008.  In total, as of January 2, 2011, the Company has recognized a liability for penalties and interest of $69,000.  The total amounts for the years ended January 3, 2010 and December 28, 2008 were $57,000 and $43,000, respectively.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns for the years 2002 through 2006 were effectively settled with the Internal Revenue Service.  The Company’s federal income tax returns for 2007 through 2009 are open tax years and 2007 and 2008 federal income tax returns are currently under audit by the Internal Revenue Service.  The Company’s returns for the state of California tax for 2006 through 2009 are open tax years.  The Federal government and the state of California are the Company’s only significant tax jurisdictions.  The Company also files in numerous state jurisdictions with varying statutes of limitations.

No valuation allowance for deferred tax assets was recorded as management believes it is more likely than not that all of the deferred tax assets will be realized.  The Company has California Enterprise Zone credit carryforwards of $747,000 that do not expire.

7.	Employee Benefit Plan

The Company's 401(k) plan covers substantially all employees that are 21 years of age and older.  Employees may contribute up to 100% of their annual salary up to a maximum of $16,500.  The Company matches 50% of amounts contributed by its employees after one year of employment, subject to a maximum of 5% of the employees’ eligible compensation contributed to the plan.  The Company’s contribution was $676,000, $646,000 and $589,000 in 2010, 2009 and 2008, respectively.  The plan does not offer investments in Company stock.

8.	Stock Purchase Program

 On October 27, 2008, the Board of Directors approved a stock purchase program providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K. During the years ended January 2, 2011, and January 3, 2010, the Company purchased and retired 735,888 and 264,112 shares, respectively, at an average price of $38.64 and $20.32, respectively, in accordance with this stock purchase program. As of January 2, 2011, No shares remain available for purchase under this stock purchase program.

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the year ended January 2, 2011, the Company purchased and retired 194,549 shares of common stock, at an average price of $40.57.  805,451 shares remain available for purchase under this stock purchase plan. Purchases under this stock purchase program would be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

9.	Stock Option, Employee Purchase and Deferred Compensation Plans

On May 18, 2010, the Company’s shareholders approved the Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan is intended as the successor to and continuation of the Peet’s Coffee & Tea, Inc. 2000 Equity Incentive Plan (“Prior Plan”).  Under the 2010 Plan, the Company may grant incentive stock options, no statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance stock awards, performance cash awards, and other stock awards.  The aggregate number of shares of common stock that may be issued pursuant to stock awards from and after May 18, 2010 shall not exceed 700,000 shares plus shares underlying options under the Prior Plan that expire or terminate, less one share for each share of stock issued pursuant to an option or stock appreciation right under the Prior Plan after January 3, 2010 and 1.8 shares for each share of stock issued pursuant to a restricted stock award, restricted stock unit award, performance stock award, performance cash award, or other stock award.  No additional stock awards will be granted under the Prior Plan.

In 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of non statutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors.  The aggregate number of shares of common stock that may be issued under the plan is 750,000.  The shareholder approval on May 18, 2010 of the 2010 Equity Incentive Plan amended the 2000 Non-Employee Director Plan such that it eliminated the evergreen feature that automatically increased the share reserve. The exercise price of options granted will be equal to the fair market value of the common stock on the date of grant and have a term no more than ten years from the date granted.  Stock options vest according to a pre-determined vest schedule set at grant date. In 2010, 2009, and 2008, the Company granted non-employee director options to purchase an aggregate of 35,000, 35,000, and 47,500, shares of common stock, respectively.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $41.74 as of the last business day of the year, which would have been received by the optionees had all options been exercised on that date. As of January 2, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5.6 million, which is expected to be recognized over a weighted average period of approximately 29 months.

As of January 2, 2011, there were 562,274 shares available for grant under the 2010 stock option plan, no shares available for grant under the 2000 stock option plan, and 171,850 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 30, 2007	2,579,363	$21.36	6.40	$21,028
Granted	351,464	23.72
Canceled	(101,303)	27.19
Exercised	(133,505)	16.50
Outstanding at December 28, 2008	2,696,019	$21.68	5.82	$8,753
Granted	382,014	26.28
Canceled	(112,374)	25.46
Exercised	(201,434)	19.02
Oustanding at January 3, 2010	2,764,225	$22.35	5.50	$30,400
Granted	258,530	36.41
Canceled	(132,013)	26.54
Exercised	(872,052)	20.06
Oustanding at January 2, 2011	2,018,690	$24.87	5.63	$34,050

Vested or expected to vest, January 2, 2011	1,939,853	$24.63	5.56	$33,194
Exercisable at January 2, 2011	1,251,760	$21.95	4.21	$24,770

The aggregate intrinsic value of stock options exercised was $17,083,000 $2,864,000, and $1,169,000 in 2010, 2009, and 2008, respectively.

The following table summarizes stock option information at year end 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
Range of	Number of	Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$7.23 to $17.47	475,456	1.77	$15.44	475,456	$15.44
$21.35 to $25.96	408,653	5.78	23.48	286,104	23.44
$25.97 to $26.48	500,957	7.03	26.39	276,439	26.43
$26.50 to $33.57	423,441	6.32	28.96	211,261	28.58
$35.12 to $39.51	210,183	9.36	37.07	2,500	35.87
$7.23 to $39.51	2,018,690	5.63	$24.87	1,251,760	$21.95

Changes in Restricted Stock Units were as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Units	Grant Date	Contractual	Value
	Outstanding	Fair Value	Life (Years)	(in thousands)

Outstanding at January 3, 2010	-	$-	-	$-
Granted	27,035	37.14
Vested	-	-
Forfeited, cancelled or expired	(2,134)	37.11
Outstanding at January 2, 2011	24,901	$37.14	2.92	$1,004

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"), where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company's common stock.  The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price.  The Company authorized 200,000 shares of common stock available for issuance under the plan, which will be increased as of each annual meeting of the Company's shareholders, beginning 2002 until 2020, by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date.  However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date.  During 2010, 2009, and 2008, employees purchased 17,145, 51,323, and 49,861 shares, respectively, of the Company's common stock under the plan at a weighted-average per share price of $28.95, $18.51, and $18.76, respectively.  At January 2, 2011, 1,447,220 shares remain available for future issuance.

Effective December 1, 2003, the Company adopted a Nonqualified Deferred Compensation Plan (the "Plan") for certain executive employees. The purpose of the Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to section 451 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is intended to be a "top-hat" plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA").   The long-term liability related to compensation deferrals under the Plan was $1,219,000 and $824,000 as of January 2, 2011 and January 3, 2010, respectively, which is included in deferred lease credits and other long-term liabilities. The related asset is classified in cash and cash equivalents on the consolidated balance sheets.

10.	Line of Credit

On December 21, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”).  The credit agreement provides for a $50 million revolving line of credit, the proceeds of which may be used in the general corporate purposes, including funding working capital, capital expenditures, share repurchases and other needs.  The line of credit has a maturity date of December 1, 2013. This credit agreement replaces the Company’s agreement with the Bank that matured on December 1, 2010 and under which there were no borrowings.

The Company’s obligations under the line of credit are unconditionally guaranteed by Peet’s Operating Company, Inc. in the principal amount up to $50 million.  The line of credit has a maturity date of December 1, 2013.

Amounts drawn under the credit agreement will bear interest (computed on the basis of a 360-day year, actual days elapsed) either (i) at a fluctuating rate, determined on a daily basis, per annum of the Daily One-Month LIBOR Spread above the rate of interest equal to LIBOR then in effect for delivery for a 1 month period, or (ii) at a fixed rate per annum of the Fixed LIBOR spread above LIBOR in effect on the first day of the applicable period commencing on a business day and continuing for 1, 3, or 6 months, as designated by the Company. The Daily One-Month and Fixed LIBOR spreads are based upon the Company’s leverage ratio calculated for the most recent quarter as follows:

Leverage Ratio	Daily One-Month LIBOR or Fixed LIBOR Spread
Greater than 2.00 to 1.00	1.50%
Less than or equal to 2.00 to 1.00	1.00%

The credit agreement contains customary affirmative and negative covenants.  The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and a minimum amount of net income.  The credit agreement includes customary events of default that permit the Bank to accelerate the Company’s outstanding obligations, including nonpayment of principal, interest, fees or other amounts, violation of covenants, failure to make any payments when due with respect to certain other debt or certain failures to comply with the terms of such other debt, entry of certain judgments, inaccuracy of representations and warranties, occurrence of any event or condition that has a material adverse effect, and upon the occurrence of bankruptcy and other insolvency events and certain events relating to a dissolution or liquidation of the Company or Peet’s Operating Company, Inc.

During the year and as of January 2, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of January 2, 2011.

11.  Store Closures

The Company closed 4 underperforming retail locations in 2009. In connection with the store closures, the Company incurred certain costs related to store lease obligations and employee related expenses in 2009 and 2010 as follows:

	Balance at	Additions
	Beginning	Charged to	Cash	Balance at
	of Year	Expense	Payments	End of Year
2010
Lease obligations	$443	$140	$(353)	$230
Employee related expenses	24	-	(24)	-
Total	$467	$140	$(377)	$230

2009
Lease obligations	$-	$443	$-	$443
Employee related expenses	-	24	-	24
Total	$-	$467	$-	$467

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

There were no lease or other obligations associated with closing the two stores at the end of their lease term in 2010.

12.  Transaction Related Expenses/(Income)

In 2009, the Company terminated a definitive agreement to acquire Diedrich Coffee. In 2010 the Company responded to a subpoena it received from the Federal Trade Commission (FTC) in connection with the FTC’s anti-trust review of the acquisition of Diedrich Coffee by Green Mountain Coffee Roasters.  As a result, in 2010 the Company incurred $1.0 million of external professional and fees related to the FTC’s anti-trust review.  In 2009 the Company recorded transaction income of an $8.5 million break-up fee, net of $4.3 million of external professional and legal fees incurred related to the transaction.

No transaction related expenses/(income) were recorded in fiscal 2008.

13.	Commitments and Contingencies

Leases — The Company leases its Emeryville, California administrative offices and its retail stores and certain equipment under operating leases that expire from 2011 through 2020.  Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales.  The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to January 2, 2011 are as follows (amounts in thousands):

Leases

Years:
2011	$17,305
2012	17,017
2013	15,382
2014	13,715
2015	11,173
Thereafter	20,431
Total minimum lease payments	$95,023

Rent expense was $16,126,000, $15,957,000 and $14,513,000 for 2010, 2009 and 2008, respectively, including contingent rents of $55,000, $113,000 and $123,000, respectively.

Purchase Commitments — As of January 2, 2011, the Company had outstanding coffee purchase commitments with both fixed prices and prices with a fixed premium over the New York “C” market as follows (amounts in thousands):

Purchase Commitments

Years:
2011	$55,154
2012	1,149
Total minimum purchase commitments	$56,303

Legal Proceedings — On July 14, 2008, a complaint was filed against the Company in California Superior Court, Alameda County, by three former employees on behalf of themselves and all other California store managers. The plaintiffs alleged that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. On December 16, 2009, the Company reached a tentative settlement pursuant to which we would deny any liability but agree to maximum payment of $2.6 million. The California Superior Court approved the final settlement on September 1, 2010.  Based on the final settlement amount, the Company recorded into income a credit of approximately $93,000 during the year ended January 2, 2011 based on the difference between the original $2.6 million recorded liability and the actual settlement payment.  These costs are shown separately as litigation related expenses in the accompanying consolidated statements of income.

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming us as a defendant. One of the plaintiffs was removed by an amended complaint and the remaining plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.    At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.  The Company has previously settled two employment related lawsuits certified as a class: In addition to the $2.5 million settlement in 2010 discussed above, the Company made a final settlement payment for $2.1 million in 2004 of another class action lawsuit.

On February 2, 2010, the Council for Education and Research on Toxics (“CERT”), a public interest group, issued a series of pre-litigation notices of intent to sue a number of companies, including the Company, which sell “ready to drink” coffee in California for allegedly failing to issue clear and reasonable warnings with regard to potential exposures to acrylamide in accordance with California Health and Safety Code section 25249.6 (“Proposition 65”).  The Company was among a number of companies named in an action filed in California Superior Court, Los Angeles County, on August 7, 2010.  On December 14, 2010, CERT served a new 60-day notice letter to the Company and other companies alleging additional violations of Proposition 65 arising from potential acrylamide exposures from coffee sold at retail and brewed and consumed elsewhere.  The Company intends to vigorously defend against these claims.  As this matter is at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business.  Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

14.	Segment Information

The Company operates in two reportable segments:  retail and specialty.  Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores.  Specialty consists of whole bean coffee sales through three operating segments: grocery, home delivery, foodservice and office.  In accordance with the aggregation criteria of ASC 280, these three operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the specialty operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, and competitive risks. In addition, each operating segment has similar products, similar production processes, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material additional information.

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

	Retail		Specialty		Unallocated		Total
		Percent		Percent				Percent
		of Net		of Net				of Net
	Amount	Revenue	Amount	Revenue	Amount		Amount	Revenue

2010
Net revenue (b)	$205,116	100.0%	$128,692	100.0%			$333,808	100.0%
Cost of sales and occupancy	88,622	43.2%	66,270	51.5%			154,892	46.4%
Operating expenses	82,762	40.3%	26,884	20.9%			109,646	32.8%
Litigation related expenses	(93)	0.0%					(93)	0.0%
Depreciation and amortization	11,216	5.5%	1,746	1.4%	$2,805		15,767	4.7%
Segment operating income	22,609	11.0%	33,792	26.3%	(28,863	) (c)	27,538	8.2%
Total assets	50,694		19,440		138,698	(a)	208,832
Capital expenditures	6,170		876		4,557		11,603

2009
Net revenue (b)	$201,139	100.0%	$110,131	100.0%			$311,270	100.0%
Cost of sales and occupancy	87,843	43.7%	54,933	49.9%			142,776	45.9%
Operating expenses	83,616	41.6%	23,036	20.9%			106,652	34.3%
Litigation related expenses	2,957	1.5%					2,957	0.9%
Depreciation and amortization	11,267	5.6%	1,758	1.6%	$2,143		15,167	4.9%
Segment operating income	15,457	7.7%	30,404	27.6%	(22,467	) (c)	23,393	7.5%
Total assets (d)	58,578		20,682		125,543	(a)	204,803
Capital expenditures	6,874		1,128		6,503		14,505

2008
Net revenue (b)	$187,719	100.0%	$97,103	100.0%			$284,822	100.0%
Cost of sales and occupancy	85,343	45.5%	48,194	49.6%			133,537	46.9%
Operating expenses	79,587	42.4%	19,257	19.8%			98,844	34.7%
Depreciation and amortization	9,970	5.3%	1,411	1.5%	$1,540		12,921	4.5%
Segment operating income	12,819	6.8%	28,241	29.1%	(24,059)		17,001	6.0%
Total assets	59,393		18,242		98,717	(a)	176,352
Capital expenditures	13,423		2,272		10,235		25,930

(a) Unallocated total assets includes cash and marketable securities of $44,629,000, $47,934,000 and $13,319,000 at the end of the years 2010, 2009 and 2008, respectively.

(b) There were no inter-segment revenues for the years 2010, 2009 and 2008, respectively.

(c) Unallocated segement operating income includes transaction related expenses/(income) of $1.0 million in 2010 and an $8.5 million break-up fee received for the termination of a definitive agreement for Peet's to acquire Diedrich, net of $4.3 million of external professional and legal fees incurred related to the transaction in 2009.

(d) The previously reported 2009 Retail Segment total assets incorrectly included $7.1 million of computer related equipment, which should have been included as Unallocated total assets.  The 2009 amounts have been corrected accordingly.

Net revenue from the two product lines is as follows (in thousands):

	2010	2009	2008

Whole bean coffee, tea and related products	$186,403	$163,605	$151,059
Beverages and pastries	147,405	147,665	133,763
Total	$333,808	$311,270	$284,822

15.	Quarterly Financial Information (Unaudited, in thousands, except per share data)

	Quarter Ended
	April 4,	July 4,	October 3,	January 2,
	2010	2010	2010	2011

Net revenue	$81,196	$80,776	$80,208	$91,628
Cost of sales and related occupancy expenses	37,539	37,377	38,138	41,838
Transaction related expenses/(income)	824	146	-	-
Litigation related expenses	-	-	(93)	-
Income from operations	4,817	6,674	5,852	10,195
Net income	3,051	4,255	3,763	6,432
Basic income per share	0.23	0.32	0.29	0.50
Diluted income per share	0.22	0.31	0.28	0.48

	Quarter Ended
	March 29,	June 28,	September 27,	January 3,
	2009	2009	2009	2010

Net revenue	$72,104	$73,565	$73,905	$91,696
Cost of sales and related occupancy expenses	32,568	32,953	34,291	42,964
Transaction related expenses/(income)	-	-	128	(4,311)
Litigation related expenses	-	-	146	2,811
Income from operations	4,820	5,327	3,830	9,416
Gain on sale of marketable securities	-	-	-	7,305
Net income	3,053	3,408	2,469	10,322
Basic income per share	0.23	0.26	0.19	0.79
Diluted income per share	0.23	0.26	0.19	0.76

Transaction related expenses in the third and fourth quarter of 2010 consists of $1.0 million of professional and legal fees related to the Company’s response to a the subpoena it received from the FTC in connection with the FTC's anti-trust review of the acquisition of Diedrich Coffee by Green Mountain Coffee Roasters.

Litigation related expenses consists of costs incurred related to the pending settlement of a wage and hour class action lawsuit that was filed in July 2008 against the Company.  See Note 13, “Commitments and Contingencies,” for further discussion.

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