Form 10-Q
period 2011-04-03
PEETS COFFEE & TEA INC
filed 2011-05-13
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of May 8, 2011, 12,817,670 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	April 3,	January 2,
	2011	2011

ASSETS

Current assets
Cash and cash equivalents	$34,859	$44,629
Short-term marketable securities	8,202	4,183
Accounts receivable, net	16,418	14,852
Inventories	31,253	33,534
Deferred income taxes - current	4,379	4,420
Prepaid expenses and other	7,828	7,798
Total current assets	102,939	109,416

Long-term marketable securities	529	-
Property, plant and equipment, net	94,252	97,279
Other assets, net	1,336	2,137

Total assets	$199,056	$208,832

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$9,609	$9,138
Accrued compensation and benefits	6,576	11,555
Deferred revenue	6,112	7,102
Total current liabilities	22,297	27,795

Deferred income taxes - non current	73	46
Deferred lease credits	6,911	7,023
Other long-term liabilities	1,144	1,468
Total liabilities	30,425	36,332

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding:12,981,000 and 13,063,000 shares	72,608	81,995
Accumulated other comprehensive income	7	2
Retained earnings	96,016	90,503

Total shareholders' equity	168,631	172,500

Total liabilities and shareholders' equity	$199,056	$208,832

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	April 3,	April 4,
	2011	2010

Retail stores	$52,089	$50,071
Specialty sales	36,383	31,125
Net revenue	88,472	81,196

Cost of sales and related occupancy expenses	41,220	37,539
Operating expenses	27,884	27,837
Transaction related expenses	-	824
General and administrative expenses	6,809	6,302
Depreciation and amortization expenses	3,919	3,877
Total costs and expenses from operations	79,832	76,379

Income from operations	8,640	4,817

Interest income, net	11	(1)

Income before income taxes	8,651	4,816

Income tax provision	3,138	1,765

Net income	$5,513	$3,051

Net income per share:
Basic	$0.42	$0.23
Diluted	$0.41	$0.22

Shares used in calculation of net income per share:
Basic	13,109	13,188
Diluted	13,520	13,809

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	April 3,	April 4,
	2011	2010

Cash flows from operating activities:
Net income	$5,513	$3,051
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,501	4,422
Amortization of interest purchased	83	-
Stock-based compensation	906	742
Excess tax benefit from exercise of stock options	(3,508)	(1,113)
Tax benefit from exercise of stock options	3,221	946
Loss on disposition of assets and asset impairment	126	31
Deferred income taxes	68	(5)
Changes in other assets and liabilities:
Accounts receivable, net	(1,566)	2,670
Inventories	2,281	1,697
Prepaid expenses and other current assets	(30)	(618)
Other assets	(1)	29
Accounts payable, accrued liabilities and deferred revenue	(5,273)	(7,354)
Deferred lease credits and other long-term liabilities	(436)	125
Net cash provided by operating activities	5,885	4,623

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,821)	(2,623)
Proceeds from sales of property, plant and equipment	-	13
Changes in restricted investments	798	560
Proceeds from sales and maturities of marketable securities	703	-
Purchases of marketable securities	(5,329)	-
Net cash used in investing activities	(5,649)	(2,050)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,730	4,732
Purchase of common stock	(21,244)	(528)
Excess tax benefit from exercise of stock options	3,508	1,113
Net cash (used in)/provided by financing activities	(10,006)	5,317

(Decrease) increase in cash and cash equivalents	(9,770)	7,890
Cash and cash equivalents, beginning of period	44,629	47,934

Cash and cash equivalents, end of period	$34,859	$55,824

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$187	$118
Other cash flow information:
Cash paid for income taxes	181	91

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of April 3, 2011 and for the thirteen weeks ended April 3, 2011 and April 4, 2010 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 2, 2011 (the “2010 Form 10-K”).

The results of operations for the thirteen weeks ended April 3, 2011 are not necessarily indicative of the results expected for the full year.

Comprehensive Income

For the thirteen weeks ended April 3, 2011 and April 4, 2010, comprehensive income was $5,518,000 and $3,051,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 174,467 and 47,469 have been excluded from diluted weighted average shares outstanding for the thirteen week periods ended April 3, 2011 and April 4, 2010, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks
	April 3,	April 4,
	2011	2010

Basic weighted average shares outstanding	13,109	13,188
Incremental shares from assumed
exercise of stock options and awards	412	621
Diluted weighted average shares outstanding	13,520	13,809

2.	Fair Value Measurements

Accounting Standards Update (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Marketable securities

The fair values of our investments in our marketable securities were determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1.  The Company’s marketable securities consist of U.S. government, agency, municipal and equity securities classified as follows (in thousands):

	April 3,	January 2,
	2011	2011

Short-term	$8,202	$4,183
Long-term	529	-
Total	$8,731	$4,183

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. For the period ended April 3, 2011, the Company recorded a charge of $97,000 related to the impairment of assets at an under-performing store. For the period ended April 4, 2010 the Company was not required to measure any non-financial assets and liabilities at fair value. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates and other factors. This impairment charge is included in operating expenses in the accompanying condensed consolidated statements of income.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	April 3,	January 2,
	2011	2011

Green coffee	$21,002	$23,200
Other inventory	10,251	10,334
Total	$31,253	$33,534

4.	Stock Purchase Program

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the thirteen weeks ended April 3, 2011, the Company purchased 503,295 shares of common stock, at an average price of $42.21, in accordance with this stock purchase program. 302,156 shares remain available for purchase under this stock purchase program.

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

Stock Option Activity

Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 2, 2011	2,018,690	$24.87	5.63	$34,050
Granted	3,800	42.21
Canceled	(20,210)	26.42
Exercised	(411,362)	17.91
Outstanding at April 3, 2011	1,590,918	$26.69	6.20	$33,785
Vested or expected to vest, April 3, 2011	1,526,292	$26.50	6.12	$32,705
Exercisable at April 3, 2011	861,145	$24.11	4.85	$20,510

Restricted Stock Unit Awards

During the second quarter of 2010, the Company began granting RSUs under the 2010 Plan.  RSUs vest according to a pre-determined vest schedule set at the grant date.

Changes in RSU’s were as follows:

	Number of	Weighted Average
	Units	Grant Date
	Outstanding	Fair Value

Outstanding at January 2, 2011	24,901	$37.14
Granted	-	-
Vested	-	-
Forfeited, cancelled or expired	(1,013)	37.12
Outstanding at April 3, 2011	23,888	$37.14

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The price of stock purchased under the ESPP is 85% of the lower of the market prices at the beginning of the offering period and the end of the offering period market price. The Company initially reserved 200,000 shares of common stock for issuance under the ESPP, which is subject to increase as of each annual meeting of the Company’s shareholders, until 2020, by the lesser of 200,000 shares or 1.5% of the number of shares of common stock outstanding on the date of such annual meeting. However, the Board of Directors has the authority to increase the ESPP reserve by a smaller number of shares of common stock on each such date. During the thirteen week period ended April 3, 2011, 10,428 shares of the Company’s common stock were purchased under the ESPP. At April 3, 2011, 1,436,792 shares remain available for future issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income as follows (in thousands):

	Thirteen weeks ended
	April 3,	April 4,
	2011	2010

Stock-based compensation expense	$810	$742
Employee Stock Purchase Plan expense	96	-
Total	$906	$742

Cost of sales and related occupancy expenses	$129	$74
Operating expenses	303	282
General and administrative expenses	474	386
Total	$906	$742

Tax benefit	$369	$302

The fair value of each RSU is equal to the stock price on the date of grant. The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	April 3,	April 4,
	2011	2010
Expected term in years	6.0	6.1
Expected stock price volatility	36.0%	37.8%
Risk-free interest rate	2.3%	2.5%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$16.37	$13.72
Estimated fair value per RSU awarded	$-	$-

6.	Line of Credit

On December 21, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”).  The credit agreement provides for a $50 million revolving line of credit, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures, share repurchases and other needs.  The line of credit has a maturity date of December 1, 2013. This credit agreement replaces the Company’s agreement with the Bank that matured on December 1, 2010 and under which there were no borrowings.

The Company’s obligations under the line of credit are unconditionally guaranteed by Peet’s Operating Company, Inc. in the principal amount up to $50 million.  The line of credit has a maturity date of December 1, 2013.

During the thirteen weeks ended April 3, 2011 and as of April 3, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of April 3, 2011.

7.	Legal Proceedings

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming the Company as a defendant. One of the plaintiffs was removed by an amended complaint and the remaining plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding.  The Company has previously settled two employment related lawsuits certified as a class: 1) a $2.5 million settlement in 2010 for a complaint filed by three former employees on behalf of themselves and all other California store managers alleging they were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses, and 2) a $2.1 million final settlement payment in 2004 of another class action lawsuit.

On February 2, 2010, the Council for Education and Research on Toxics (“CERT”), a public interest group, issued a series of pre-litigation notices of intent to sue a number of companies, including the Company, which sell “ready to drink” coffee in California for allegedly failing to issue clear and reasonable warnings with regard to potential exposures to acrylamide in accordance with California Health and Safety Code section 25249.6 (“Proposition 65”).  The Company was among a number of companies named in an action filed in California Superior Court, Los Angeles County, on August 7, 2010.  On December 14, 2010, CERT served a new 60-day notice letter to the Company and other companies alleging additional violations of Proposition 65 arising from potential acrylamide exposures from coffee sold at retail and brewed and consumed elsewhere.  The Company was among a number of companies named in an action filed in California Superior Court, Los Angeles County, on May 9, 2011.  The Company intends to vigorously defend against these claims.  As these matters are at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

The Company is involved in various other litigation and governmental proceedings, not described above, that have arisen in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company’s consolidated financial position or results of operations.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended April 3, 2011
Net revenue	$52,089	100.0%	$36,383	100.0%		$88,472	100.0%
Cost of sales and occupancy	22,244	42.7%	18,976	52.2%		41,220	46.6%
Operating expenses	20,479	39.3%	7,405	20.4%		27,884	31.5%
Depreciation and amortization	2,737	5.3%	444	1.2%	$738	3,919	4.4%
Segment operating income	6,629	12.7%	9,558	26.3%	(7,547)	8,640	9.8%
Total assets	49,206		21,247		128,603	199,056
Capital expenditures	672		688		461	1,821

For the thirteen weeks ended April 4, 2010
Net revenue	$50,071	100.0%	$31,125	100.0%		$81,196	100.0%
Cost of sales and occupancy	21,654	43.2%	15,885	51.0%		37,539	46.2%
Operating expenses	21,130	42.2%	6,707	21.5%		27,837	34.3%
Depreciation and amortization	2,749	5.5%	432	1.4%	$696	3,877	4.8%
Segment operating income	4,538	9.1%	8,101	26.0%	(7,822)	4,817	5.9%
Total assets	54,027		17,720		134,727	206,474
Capital expenditures	1,519		191		913	2,623

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our expectations regarding green coffee prices and the coffee commodity market; our plans to open new retail stores; our plans to expand into new grocery markets; our expectations regarding the outcome and/or impact of legal proceedings to which we are a party; our expectations regarding the availability of a line of credit; and our expectations for future revenue, margins, expenses, unrecognized tax benefits, operating results, inventory levels and capital expenditures. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

●
Coffee costs have increased significantly over the past year and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business.  As discussed under “Company Overview and Industry Outlook” below and in the revised risk factor set forth in Part II, Item 1A of this Form 10-Q, in the second half of 2010 and first quarter of 2011, we have experienced a dramatic rise in green coffee costs, which could adversely impact our margins and profitability.

●
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

●
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

●
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

For a discussion of additional material risks and uncertainties that we face, see the discussion in the 2010 Form 10-K titled “Risk Factors.”

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

We expect the specialty coffee industry, fueled by continued consumer interest in high-quality coffee and related products, to continue to grow. We believe that growth opportunities exist in all of our distribution channels and that our specialty segment can expand to geographies where we do not have a retail presence. Our first priority has been to develop primarily in the western U.S. markets where we already have a presence and higher customer awareness.  In the long-term, we expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile. In grocery, we expect to continue to expand into new markets in addition to the western U.S., eastern seaboard and other selected markets, although the full extent of our penetration will depend upon the growth of the specialty coffee category in those markets. We expect to continue to partner with distributors and companies to expand our presence in the foodservice and office environment.

In the second half of 2010 and first quarter of 2011, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In May 2011, coffee commodity prices reached a 34-year high at a level approximately 50% higher than they were six months earlier and over 120% higher than they were a year earlier.  While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay.  We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as producers in Brazil—the world’s largest coffee producing country—enter a cyclically low production year in its biennial crop cycle.

Coffee cost is our second largest cost line item after personnel costs and in 2010 represented approximately 15% of our net revenue.  In order to manage coffee costs we purchase and hold large quantities of inventory and use future fixed price purchase commitments. As of May 6, 2011, between our ending inventory and our fixed price commitments, we had approximately 32 million pounds of coffee at fixed prices for use in 2011 and 2012, of which we estimate approximately 6 million pounds will be available for 2012. Our requirements for green coffee for the year are expected to be approximately 28-30 million pounds.   Since the coffee we purchase comes from over 20 different countries and includes 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.

Given the concentration of coffee in our cost structure, if coffee costs do not decline and we are unable to pass along increased coffee costs to our customers through price increases, our margin and profitability may decrease.  We expect to continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long-term.

Results of Operations

The following discussion on results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended
	April 3,	April 4,
	2011	2010

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	46.6	46.2
Operating expenses	31.5	34.3
Transaction related expenses	-	1.0
General and administrative expenses	7.7	7.8
Depreciation and amortization expenses	4.4	4.8
Income from operations	9.8	5.9
Interest income	-	-
Income before income taxes	9.8	5.9
Income tax provision	3.5	2.2
Net income	6.2%	3.8%

Percent of net revenue by business segment:
Retail stores	58.9%	61.7%
Specialty sales	41.1	38.3

Percent of net revenue by business category:
Whole bean coffee and related products	57.3%	55.4%
Beverages and pastries	42.7	44.6

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	42.7%	43.2%
Specialty sales	52.2	51.0

Operating expenses as a percent of segment revenue:
Retail stores	39.3%	42.2%
Specialty sales	20.4	21.5

Percent increase from prior year:
Net Revenue	9.0%	12.6%
Retail stores	4.0	4.4
Specialty sales	16.9	29.0
Cost of sales and related occupancy expenses	9.8	15.3
Operating expenses	0.2	10.6
General and administrative expenses	8.0	6.1
Depreciation and amortization expenses	1.1	7.5

Selected operating data:
Number of retail stores in operation
Beginning of the period	192	192
Store openings	1	1
Store closures	-	-
End of the period	193	193

Thirteen Weeks Ended April 3, 2011 Compared to Thirteen Weeks Ended April 4, 2010

Net revenue

Net revenue for the thirteen weeks ended April 3, 2011 increased $7.3 million, or 9.0%, compared to the corresponding period in 2010. Sales of whole bean and related products increased 12.9% to $50.7 million. Net revenue from beverages and pastries increased 4.1% to $37.7 million.

In the retail segment, net revenue increased $2.0 million, or 4.0%, compared to the corresponding period in 2010 driven by growth in both beverage and pastries sales and whole bean coffee and related sales. Sales of beverages and pastries in the retail segment increased by 4.3% to $37.7 million and sales of whole bean coffee and related products increased by 3.4% to $14.3 million. The beverage and pastries sales increase was due primarily to price increases in the third quarter of 2010 and, to a lesser extent, increases in retail store traffic.   Whole bean coffee sales also benefited from price increase, offset partially by the continuing cannibalization of bean sales in retail stores by sales levels of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $5.3 million, or 16.9%, compared to the first quarter of 2010, as summarized by business channel below. The growth in net revenue in grocery was due primarily to increased sales in existing markets. Net revenue in foodservice and office coffee sales increased primarily due to new accounts added over the last 12 months.  Net revenue in the home delivery channel increased largely due to price increases in the fourth quarter of 2010.
	Thirteen weeks ended
(dollars in thousands)	April 3, 2011	April 4, 2010	Increase
Grocery	$22,794	$18,643	$4,151	22.3%
Foodservice and office	9,433	8,480	953	11.2%
Home delivery	4,156	4,002	154	3.8%
Total specialty	$36,383	$31,125	$5,258	16.9%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.2% in the first quarter of 2010 to 46.6% in the first quarter of 2011. The increase from last year was due primarily to higher coffee costs and a shift in revenue mix towards the grocery channel where we have lower gross margins than our retail business, partially offset by the impact of price increases.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue decreased 0.5% as the impact of a price increase in the third quarter of 2010 was partially offset by higher coffee costs.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 1.2% as the impact of higher coffee costs outweighed the impact of a price increase in the first quarter 2011.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to be substantially above last year levels, due to higher coffee costs.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 2.8% to 31.5% partially due to the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs.

In the retail segment, operating expenses as a percent of net revenue decreased 2.9% primarily due to lower training expenses in retail stores, the impact of a price increase, lower repairs and maintenance expense, and leverage of overhead costs.

In the specialty segment, operating expenses as a percent of net revenue decreased 1.1% primarily due to leverage of payroll and overhead expenses and other operating cost savings.

We expect operating expenses as a percent of net revenue in 2011 to continue to improve primarily due to the continued revenue mix shift in business towards the specialty segment and leverage of retail overhead.

Transaction related expenses

Transaction related expenses in 2010 include legal and related fees to comply with a subpoena the company received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters acquisition of Diedrich Coffee.  We did not recognize any transaction related expenses during the first quarter of 2011.

General and administrative expenses

General and administrative expenses increased to $6.8 million compared to $6.3 million for the corresponding period last year primarily due to higher marketing costs and compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income was higher compared to the corresponding period last year due to interest expense on lower balances in our deferred compensation plan.

Income tax provision

The effective income tax rate for the first quarter of 2011 is 36.3% compared to 36.6% during the first quarter of 2010 due to normal quarter to quarter rate fluctuations.

The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At April 3, 2011 we had $34.9 million in cash and cash equivalents. Working capital was $80.6 million as of April 3, 2011.

Net cash provided by operating activities was $5.9 million for the thirteen weeks ended April 3, 2011 compared to $4.6 million for the same prior year period. Operating cash flows were higher than the prior year period primarily due to higher net income and other changes in working capital.

Net cash used in investing activities was $5.6 million for the thirteen weeks ended April 3, 2011 compared to $2.1 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirteen week period ended April 3, 2011, we purchased property, plant and equipment totaling $1.8 million consisting of improvements and equipment for one new store, improvements to existing stores, equipment for our grocery and food-service operations, and information technology software and hardware. During the thirteen week period ended April 3, 2011, we purchased $5.3 million of marketable securities, received proceeds from maturities of marketable securities totaling $0.7 million, and received proceeds from the release of restricted investments totaling $0.8 million.

Net cash used by financing activities for the thirteen weeks ended April 3, 2011 was $10.0 million compared to net cash provided by financing activities of $5.3 million for the same prior year period.  Financing activities primarily relate to repurchases of our common stock totaling $21.2 million, offset by proceeds from stock option exercises of $7.7 million.

The Company also has $50.0 million available through a credit agreement entered into on December 21, 2010 with Wells Fargo Bank, National Association, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

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

During the quarter ended and as of April 3, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of April 3, 2011.  As of April 3, 2011, we were in compliance with these financial covenants.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of April 3, 2011, we had approximately $37.3 million in open fixed-priced purchase commitments and approximately $23.9 million in not-yet-priced commitments for a total of approximately $61.2 million with delivery dates ranging from April 2011 through June 2012. Although in the current market environment we have experienced some non-delivery on commitments, they have not been significant relative to our overall purchases. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of April 3, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information set forth in Note 7, “Legal Proceedings,” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The following risk factor has been updated from the disclosure provided in the 2010 Form 10-K:

Coffee costs have increased significantly over the past year and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business.

In the second half of 2010 and first quarter of 2011, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In May 2011, coffee commodity prices reached a 34-year high at a level approximately 50% higher than they were six months earlier and over 120% higher than they were a year earlier.  While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabic coffee beans impact the prices we pay. We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as Brazil – the largest coffee producing country – enters a cyclically low production year in its biennial crop cycle. We typically fix the price of our coffee needs for the next six to 18 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments.  As of May 6, 2011, between our ending inventory and our fixed price commitments, we had approximately 32 million pounds of coffee at fixed prices for use in 2011 and 2012, of which we estimate approximately 6 million pounds will be available for 2012. Our requirements for green coffee for the year are expected to be approximately 28-30 million pounds.   Since the coffee we purchase comes from over 20 different countries and includes 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.  Given the concentration of coffee in our cost structure, if coffee costs do not decline and we are unable to pass along increased coffee costs to our customers through price increases, our margin and profitability may decrease.  We expect to continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long-term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 3, 2011 - February 6, 2011	207,716	$39.48	402,265	597,735
February 7, 2011 - March 6, 2011	145,579	$41.44	547,844	452,156
March 7, 2011 - April 3, 2011	150,000	$46.73	697,844	302,156

(1)
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

10.1
2011 annual cash incentive bonus program.  Incorporated by reference to the description of the 2011 annual cash incentive bonus program contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011 (File No. 000-32233).

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

PEET’S COFFEE & TEA, INC.

Date: May 13, 2011	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary