Form 10-Q
period 2011-07-03
PEETS COFFEE & TEA INC
filed 2011-08-12
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of August 7, 2011, 12,909,995 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	July 3,	January 2,
	2011	2011

ASSETS

Current assets
Cash and cash equivalents	$19,435	$44,629
Short-term marketable securities	9,149	4,183
Accounts receivable, net	15,049	14,852
Inventories	47,480	33,534
Deferred income taxes - current	4,379	4,420
Prepaid expenses and other	8,945	7,798
Total current assets	104,437	109,416

Long-term marketable securities	211	-
Property, plant and equipment, net	92,894	97,279
Other assets, net	1,333	2,137

Total assets	$198,875	$208,832

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$9,772	$9,138
Accrued compensation and benefits	9,055	11,555
Deferred revenue	5,984	7,102
Total current liabilities	24,811	27,795

Deferred income taxes - non current	72	46
Deferred lease credits	6,873	7,023
Other long-term liabilities	1,239	1,468
Total liabilities	32,995	36,332

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding: 12,913,000 and 13,063,000 shares	64,748	81,995
Accumulated other comprehensive income	5	2
Retained earnings	101,127	90,503

Total shareholders' equity	165,880	172,500

Total liabilities and shareholders' equity	$198,875	$208,832

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Retail stores	$53,351	$50,560	$105,440	$100,631
Specialty sales	37,265	30,216	73,648	61,341
Net revenue	90,616	80,776	179,088	161,972

Cost of sales and related occupancy expenses	44,558	37,377	85,778	74,916
Operating expenses	28,146	26,937	56,030	54,774
Transaction related expenses	-	146	-	970
General and administrative expenses	6,049	5,622	12,858	11,924
Depreciation and amortization expenses	3,881	4,020	7,800	7,897
Total costs and expenses from operations	82,634	74,102	162,466	150,481

Income from operations	7,982	6,674	16,622	11,491

Interest income, net	7	5	18	4

Income before income taxes	7,989	6,679	16,640	11,495

Income tax provision	2,878	2,424	6,016	4,189

Net income	$5,111	$4,255	$10,624	$7,306

Net income per share:
Basic	$0.40	$0.32	$0.82	$0.55
Diluted	$0.38	$0.31	$0.79	$0.53

Shares used in calculation of net income per share:
Basic	12,892	13,248	13,000	13,218
Diluted	13,309	13,885	13,414	13,847

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	July 3,	July 4,
	2011	2010

Cash flows from operating activities:
Net income	$10,624	$7,306
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,956	8,981
Amortization of interest purchased	197	-
Stock-based compensation	2,035	1,623
Excess tax benefit from exercise of stock options	(5,763)	(1,481)
Tax benefit from exercise of stock options	5,224	1,228
Loss on disposition of assets and asset impairment	325	63
Deferred income taxes	67	(6)
Changes in other assets and liabilities:
Accounts receivable, net	(197)	2,993
Inventories	(13,946)	(11,456)
Prepaid expenses and other current assets	(1,147)	278
Other assets	(2)	31
Accounts payable, accrued liabilities and deferred revenue	(3,021)	(4,893)
Deferred lease credits and other long-term liabilities	(379)	260
Net cash provided by operating activities	2,973	4,927

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,851)	(5,455)
Proceeds from sales of property, plant and equipment	-	17
Changes in restricted investments	798	559
Proceeds from sales and maturities of marketable securities	3,013	-
Purchases of marketable securities	(8,384)	-
Net cash used in investing activities	(9,424)	(4,879)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,023	8,122
Purchase of common stock	(39,529)	(14,730)
Excess tax benefit from exercise of stock options	5,763	1,481
Net cash used in financing activities	(18,743)	(5,127)

Decrease in cash and cash equivalents	(25,194)	(5,079)
Cash and cash equivalents, beginning of period	44,629	47,934

Cash and cash equivalents, end of period	$19,435	$42,855

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$449	$330
Other cash flow information:
Cash paid for income taxes	2,896	2,721

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of July 3, 2011 and for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 2, 2011 (the “2010 Form 10-K”).

The results of operations for the thirteen and twenty-six weeks ended July 3, 2011 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is to be applied prospectively beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively beginning after December 15, 2011. The Company believes the adoption of this ASU concerns presentation and disclosure only and will not have an impact on its consolidated financial position or results of operations.

Comprehensive Income

For the thirteen weeks ended July 3, 2011 and July 4, 2010, comprehensive income was $5,109,000 and $4,255,000, respectively. For the twenty-six weeks ended July 3, 2011 and July 4, 2010, comprehensive income was $10,627,000 and $7,306,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 126,303 and 147,763 have been excluded from diluted weighted average shares outstanding for the thirteen-week periods ended July 3, 2011 and July 4, 2010, respectively and 168,362 and 97,071 for the twenty-six-week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks		Twenty-six weeks
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Basic weighted average shares outstanding	12,892	13,248	13,000	13,218
Incremental shares from assumed exercise of stock options and awards	417	637	414	629
Diluted weighted average shares outstanding	13,309	13,885	13,414	13,847

2.	Fair Value Measurements

ASU 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASU 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Marketable securities

The fair values of our investments in our marketable securities were determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1.  The Company’s marketable securities consist of equity securities and interest-bearing, U.S. government, agency, and municipal securities classified as follows (in thousands):

	July 3,	January 2,
	2011	2011
Short-term	$9,149	$4,183
Long-term	211	-
Total	$9,360	$4,183

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. For the thirteen and twenty-six-week periods ended July 3, 2011, the Company recorded a charge of  $0 and  $97,000, respectively related to the impairment of assets at an under-performing store.  The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates and other factors. This impairment charge is included in operating expenses in the accompanying condensed consolidated statements of income.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	July 3,	January 2,
	2011	2011

Green coffee	$31,763	$23,200
Other inventory	15,717	10,334
Total	$47,480	$33,534

4.	Stock Purchase Program

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the twenty-six weeks ended July 3, 2011, the Company purchased the remaining 805,451 shares of common stock, at an average price of $44.20, in accordance with this stock purchase program. There are no remaining shares available for purchase under this stock purchase program.

On May 27, 2011, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the twenty-six weeks ended July 3, 2011, the Company purchased 74,123 shares of common stock, at an average price of $53.04, in accordance with this stock purchase program. 925,877 shares remain available for purchase under this stock purchase program.

Purchases under the Company’s stock purchase programs may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

5.	Stock-Based Compensation

On May 18, 2010, the Company’s shareholders approved the Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan is intended as the successor to and continuation of the Peet’s Coffee & Tea, Inc. 2000 Equity Incentive Plan (“Prior Plan”).  Under the 2010 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance stock awards, performance cash awards, and other stock awards.  The aggregate number of shares of common stock that may be issued pursuant to stock awards from and after May 18, 2010 shall not exceed 700,000 shares plus shares underlying options under the Prior Plan that expire or terminate, less one share for each share of stock issued pursuant to an option or stock appreciation right under the Prior Plan after January 3, 2010 and 1.8 shares for each share of stock issued pursuant to a restricted stock award, RSUs, performance stock award, performance cash award, or other stock award.

On May 27, 2011, the Company’s shareholders approved an amendment to the 2010 Plan (as amended, the “Amended 2010 Plan”).  The Amended 2010 Plan will add an additional 750,000 shares to the number of shares of common stock authorized for issuance under the 2010 Plan and will provide that the number of shares available for issuance under the 2010 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right  with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by two shares for each share of common stock subject to any other type of award issued pursuant to the Amended 2010 Plan.

Stock Option Activity

Changes in stock options were as follows:
			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 2, 2011	2,018,690	$24.87	5.63	$34,050
Granted	163,490	48.11
Canceled	(32,352)	26.46
Exercised	(705,285)	20.37
Outstanding at July 3, 2011	1,444,543	$29.66	6.65	$42,985
Vested or expected to vest, July 3, 2011	1,371,113	$29.27	6.57	$41,337
Exercisable at July 3, 2011	791,804	$25.55	5.46	$26,817

Restricted Stock Unit Awards

During the second quarter of 2010, the Company began granting RSUs under the 2010 Plan.  RSUs vest according to a pre-determined vest schedule set at the grant date.

Changes in RSU’s were as follows:

	Number of	Weighted Average
	Units	Grant Date
	Outstanding	Fair Value

Outstanding at January 2, 2011	24,901	$37.14
Granted	25,010	47.31
Vested	(7,692)	37.14
Canceled	(3,356)	40.76
Outstanding at July 3, 2011	38,863	$42.34

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company’s common stock. The price of stock purchased under the ESPP is 85% of the lower of the market prices at the beginning of the offering period and the end of the offering period. On May 27, 2011, the Board of Directors of the Company amended the ESPP to eliminate the automatic annual increases in the number of shares available for issuance under the ESPP.

During the twenty-six-week period ended July 3, 2011, 17,735 shares of the Company’s common stock were purchased under the ESPP. At July 3, 2011, 1,429,475 shares remain available for future issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Stock-based compensation expense	$1,052	$879	$1,862	$1,621
Employee Stock Purchase Plan expense	77	2	173	2
Total	$1,129	$881	$2,035	$1,623

Cost of sales and related occupancy expenses	$285	$232	$414	$306
Operating expenses	257	162	560	444
General and administrative expenses	587	487	1,061	873
Total	$1,129	$881	$2,035	$1,623

Tax benefit	$453	$359	$817	$661

The fair value of each RSU is equal to the stock price on the date of grant. The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	July 3,	July 4,
	2011	2010
Expected term in years	5.3	5.7
Expected stock price volatility	36.1%	36.7%
Risk-free interest rate	2.2%	2.5%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$17.29	$14.13
Estimated fair value per RSU awarded	$47.31	$37.14

6.	Line of Credit

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

During the thirteen weeks ended July 3, 2011 and as of July 3, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of July 3, 2011.

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

On May 17, 2011, Aegis Retail Group, LLC and various affiliates filed a lawsuit against the Company claiming that we breached an alleged agreement to permit Aegis to open licensed Peet's Coffee & Tea locations and participate in our “We Proudly Brew” program in the New York metropolitan area.  The Company does not have such an agreement with the plaintiff. The Company plans to vigorously defend against this claim.

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

The Company operates in two reportable segments:  retail and specialty sales.  Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores.  Specialty sales consist of whole bean coffee sales through three operating segments: grocery, home delivery, and foodservice and office.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended July 3, 2011
Net revenue	$53,351	100.0%	$37,265	100.0%		$90,616	100.0%
Cost of sales and occupancy	23,692	44.4%	20,866	56.0%		44,558	49.2%
Operating expenses	20,387	38.2%	7,759	20.8%		28,146	31.1%
Depreciation and amortization	2,731	5.1%	433	1.2%	$717	3,881	4.3%
Segment operating income	6,541	12.3%	8,207	22.0%	(6,766)	7,982	8.8%
Total assets	47,908		19,958		131,009	198,875
Capital expenditures	2,297		197		536	3,030

For the thirteen weeks ended July 4, 2010
Net revenue	$50,560	100.0%	$30,216	100.0%		$80,776	100.0%
Cost of sales and occupancy	21,964	43.4%	15,413	51.0%		37,377	46.3%
Operating expenses	20,350	40.2%	6,587	21.8%		26,937	33.3%
Depreciation and amortization	2,867	5.7%	457	1.5%	$696	4,020	5.0%
Segment operating income	5,379	10.6%	7,759	25.7%	(6,464)	6,674	8.3%
Total assets	53,266		17,173		133,448	203,887
Capital expenditures	1,941		326		565	2,832

For the twenty-six weeks ended July 3, 2011
Net revenue	$105,440	100.0%	$73,648	100.0%		$179,088	100.0%
Cost of sales and occupancy	45,936	43.6%	39,842	54.1%		85,778	47.9%
Operating expenses	40,866	38.8%	15,164	20.6%		56,030	31.3%
Depreciation and amortization	5,468	5.2%	877	1.2%	$1,455	7,800	4.4%
Segment operating income	13,170	12.5%	17,765	24.1%	(14,313)	16,622	9.3%
Total assets	47,908		19,958		131,009	198,875
Capital expenditures	2,969		885		997	4,851

For the twenty-six weeks ended July 4, 2010
Net revenue	$100,631	100.0%	$61,341	100.0%		$161,972	100.0%
Cost of sales and occupancy	43,618	43.3%	31,298	51.0%		74,916	46.3%
Operating expenses	41,480	41.2%	13,294	21.7%		54,774	33.8%
Depreciation and amortization	5,616	5.6%	889	1.4%	$1,392	7,897	4.9%
Segment operating income	9,917	9.9%	15,860	25.9%	(14,286)	11,491	7.1%
Total assets	53,266		17,173		133,448	203,887
Capital expenditures	3,460		517		1,478	5,455

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our expectations regarding green coffee prices and the coffee commodity market; our plans to open new retail stores; our plans to expand into new grocery markets; our expectations regarding the outcome and/or impact of legal proceedings to which we are a party; our expectations regarding the availability of a line of credit; and our expectations for future revenue, margins, expenses, unrecognized tax benefits, operating results, inventory levels and capital expenditures. Forward-looking statements reflect our current views with respect to future events and  involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh, high-quality whole bean coffee and tea sold through multiple channels of distribution for home and away-from-home enjoyment.  Founded in Berkeley, California in 1966, Peet's has established a loyal customer base with strong brand awareness in California.  Our growth strategy is based on the sale of whole bean coffee, tea and high-quality beverages in multiple channels of distribution including our own retail stores, grocery, home delivery, and foodservice and office accounts throughout the United States.

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

In the past year, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In May 2011, coffee commodity prices reached a 34-year high at a level approximately 50% higher than they were six months earlier and over 120% higher than they were a year earlier.  While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay.  We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as producers in Brazil—the world’s largest coffee producing country—enter a cyclically low production year in its biennial crop cycle.

Coffee cost is our second largest cost line item after personnel costs and in 2010 represented approximately 15% of our net revenue.  In order to manage coffee costs we purchase and hold large quantities of inventory and use future fixed price purchase commitments. As of July 29, 2011, between our inventory and our fixed price commitments, we had approximately 39 million pounds of coffee at fixed prices for use in 2011 and 2012, of which we estimate approximately 9 million pounds will be available for 2012. Our requirements for green coffee for the year are expected to be approximately 28-30 million pounds.   Since the coffee we purchase comes from over 20 different countries and includes 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	49.2	46.3	47.9	46.3
Operating expenses	31.1	33.3	31.3	33.8
Transaction related expenses	-	0.2	-	0.6
General and administrative expenses	6.7	7.0	7.2	7.4
Depreciation and amortization expenses	4.3	5.0	4.4	4.9
Income from operations	8.8	8.3	9.3	7.1
Interest income	-	-	-	-
Income before income taxes	8.8	8.3	9.3	7.1
Income tax provision	3.2	3.0	3.4	2.6
Net income	5.6%	5.3%	5.9%	4.5%

Percent of net revenue by business segment:
Retail stores	58.9%	62.6%	58.9%	62.1%
Specialty sales	41.1	37.4	41.1	37.9

Percent of net revenue by business category:
Whole bean coffee and related products	56.5%	54.1%	56.9%	54.7%
Beverages and pastries	43.5	45.9	43.1	45.3

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	44.4%	43.4%	43.6%	43.3%
Specialty sales	56.0	51.0	54.1	51.0

Operating expenses as a percent of segment revenue:
Retail stores	38.2%	40.2%	38.8%	41.2%
Specialty sales	20.8	21.8	20.6	21.7

Percent increase from prior year:
Net Revenue	12.2%	9.8%	10.6%	11.2%
Retail stores	5.5	3.5	4.8	3.9
Specialty sales	23.3	22.2	20.1	25.6
Cost of sales and related occupancy expenses	19.2	13.4	14.5	14.3
Operating expenses	4.5	5.5	2.3	8.1
General and administrative expenses	7.6	(7.4)	7.8	(0.7)
Depreciation and amortization expenses	(3.5)	10.7	(1.2)	9.1

Selected operating data:
Number of retail stores in operation
Beginning of the period	193	193	192	192
Store openings	-	-	1	1
Store closures	-	-	-	-
End of the period	193	193	193	193

Thirteen Weeks Ended July 3, 2011 Compared to Thirteen Weeks Ended July 4, 2010

Net revenue

Net revenue for the thirteen weeks ended July 3, 2011 increased $9.8 million, or 12.2%, compared to the corresponding period in 2010. Sales of whole bean and related products increased 17.1% to $51.2 million. Net revenue from beverages and pastries increased 6.4% to $39.4 million.

In the retail segment, net revenue increased $2.8 million, or 5.5%, compared to the corresponding period of 2010 driven by growth in both beverage and pastries sales and whole bean coffee and related sales. Sales of beverages and pastries in the retail segment increased by 6.5% to $39.4 million and sales of whole bean coffee and related products increased by 2.8% to $13.9 million. The beverage and pastries sales increase was due to price increases in the third quarter of 2010 and April 2011.  Whole bean coffee sales also benefited from price increase, offset partially by the continuing cannibalization of bean sales in retail stores by sales levels of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $7.1 million, or 23.3%, compared to the corresponding period of 2010, as summarized by business channel below. The growth in net revenue in grocery was due primarily to increased sales in existing markets. Net revenue in foodservice and office coffee sales increased primarily due to new accounts added over the last 12 months.  Net revenue in the home delivery channel increased due to price increases in the fourth quarter of 2010, partially offset by lower volume due to cannibalization from our grocery business.

	Thirteen weeks ended
(dollars in thousands)	July 3, 2011	July 4, 2010	Increase
Grocery	$23,148	$17,804	$5,344	30.0%
Foodservice and office	10,057	8,446	1,611	19.1%
Home delivery	4,060	3,966	94	2.4%
Total specialty	$37,265	$30,216	$7,049	23.3%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.3% in the second quarter of 2010 to 49.2% in the second quarter of 2011. The increase from last year was due primarily to higher coffee and to a lesser extent milk costs and a shift in revenue mix towards the specialty channel where we have lower gross margins than our retail business, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 1.0% as the impact of higher coffee costs, and to a lesser extent milk costs were partially offset by price increases in the third quarter of 2010 and the second quarter of 2011.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 5.0% as the impact of higher coffee costs outweighed the impact of a price increase in the first quarter 2011 and lower shipping expenses.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 2.3% to 31.1% partially due to the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, the impact of price increases, the leverage of overhead expenses, and lower retail store payroll expenses.

In the retail segment, operating expenses as a percent of net revenue decreased 2.0% primarily due to lower payroll expenses in retail stores and the impact of price increases, partially offset by higher store repairs and maintenance.

In the specialty segment, operating expenses as a percent of net revenue decreased 1.0% primarily due to leverage of payroll and to a lesser extent, the price increase, partially offset by higher legal expenses.

Transaction related expenses

Transaction related expenses in 2010 include legal and related fees to comply with a subpoena the company received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters acquisition of Diedrich Coffee.  We did not recognize any transaction related expenses during the second quarter of 2011.

General and administrative expenses

General and administrative expenses increased to $6.1 million compared to $5.6 million for the corresponding period last year primarily due to higher marketing costs and compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in equity securities and interest-bearing, U.S. government, agency, and municipal securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income, net was higher compared to the corresponding period last year due to lower interest expense on lower balances in our deferred compensation plan.

Income tax provision

The effective income tax rate for the second quarter of 2011 is 36.0% compared to 36.3% during the second quarter of 2010 due to normal quarter to quarter rate fluctuations.

The Company does not expect unrecognized tax benefits to change materially within the next 12 months.

Twenty-six Weeks Ended July 3, 2011 Compared to Twenty-six Weeks Ended July 4, 2010

Net revenue

Net revenue for the twenty-six weeks ended July 3, 2011 increased $17.1 million, or 10.6%, compared to the corresponding period in 2010. Sales of whole bean and related products increased 15.0% to $101.9 million. Net revenue from beverages and pastries increased 5.3% to $77.2 million.

In the retail segment, net revenue increased $4.8 million, or 4.8%, compared to the corresponding period in 2010 driven by growth in both beverage and pastries sales and whole bean coffee and related sales. Sales of beverages and pastries in the retail segment increased by 5.4% to $77.2 million, while sales of whole bean coffee and related products increased by 3.1% to $28.3 million. The beverage and pastries sales increase was due to price increases in the third quarter of 2010 and April 2011.  Whole bean coffee sales also benefited from price increase, offset partially by the continuing cannibalization of bean sales in retail stores by sales levels of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $12.3 million, or 20.1%, compared to the corresponding period of 2010, as summarized by business channel below. The growth in grocery net revenue was due to increased share in existing markets. Net revenue in foodservice and office coffee sales increased due to new accounts added over the last 12 months.  Net revenue in the home delivery channel increased due to price increases in the fourth quarter of 2010, partially offset by lower volume due to cannibalization from our grocery business.

	Twenty-six weeks ended
(dollars in thousands)	July 3, 2011	July 4, 2010	Increase/(Decrease)
Grocery	$45,941	$36,445	$9,496	26.1%
Foodservice and office	19,489	16,927	2,562	15.1%
Home delivery	8,217	7,968	249	3.1%
Total specialty	$73,647	$61,340	$12,307	20.1%

Cost of sales and related occupancy expenses

As a percent of net revenue, cost of sales increased from 46.3% in the first half of 2010 to 47.9% in the first half of 2011. The increase from last year was due primarily to higher coffee costs and to a lesser extent milk costs and a shift in revenue mix towards the specialty channel where we have lower gross margins than our retail business, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue slightly increased 0.3% as the impact higher coffee and to a lesser extent milk costs were largely offset by a price increase in the third quarter of 2010 and the second quarter of 2011.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 3.1% as the impact of higher coffee costs outweighed the impact of a price increase in the first quarter 2011 and lower shipping expenses.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to be substantially above last year levels, due to higher coffee costs.

Operating expenses

Operating expenses as a percentage of net revenue decreased 2.5% to 31.3%. The decrease was primarily due to the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, the impact of price increases, leverage of overhead expenses, and lower retail store payroll expenses.

In the retail segment, operating expenses as a percent of net revenue decreased 2.4% primarily due to lower payroll expenses in retail stores, the impact of the price increases, and leverage of overhead expenses.

In the specialty segment, operating expenses as a percent of net revenue decreased 1.1% primarily due to leverage of overhead expenses and the impact of the price increases, partially offset by higher legal expenses.

We expect operating expenses as a percent of net revenue in 2011 to continue to improve primarily due to the continued shift in business towards specialty channels and leverage of retail overhead.

Transaction related expenses

Transaction related expenses in 2010 include legal and related fees to comply with a subpoena the company received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters acquisition of Diedrich Coffee.  We did not recognize any transaction related expenses during the first half of 2011.

General and administrative expenses

General and administrative expenses increased slightly to $12.9 million, compared to $11.9 million for the corresponding period last year due to higher marketing costs and compensation expenses.

Depreciation and amortization expenses

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in equity securities and interest-bearing, U.S. government, agency, and municipal securities. Interest income includes interest income and gains or losses from the sale of these instruments. Interest income was lower compared to the corresponding period last year due to lower interest rates on investments, which was offset by interest expense on higher balances in our deferred compensation plan.

Income tax provision

The effective income tax rate for the first half of 2011 is 36.2% compared to 36.4% during the first half of 2010 due to normal quarter to quarter rate fluctuations. The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At July 3, 2011 we had $19.4 million in cash and cash equivalents. Working capital was $79.6 million as of July 3, 2011.

Net cash provided by operating activities was $3.0 million for the twenty-six weeks ended July 3, 2011 compared to $4.9 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to changes in working capital.  Coffee inventories increased over the prior year due primarily to an increase in average cost per pound.

Net cash used in investing activities was $9.4 million for the twenty-six weeks ended July 3, 2011 compared to $4.9 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the twenty-six-week period ended July 3, 2011, we purchased property, plant and equipment totaling $4.9 million consisting of improvements and equipment for one new store, improvements to existing stores, equipment for our grocery and foodservice operations, and information technology software and hardware. In addition, we purchased $8.4 million of marketable securities, received proceeds from maturities of marketable securities totaling $3.0 million, and received proceeds from the release of restricted investments totaling $0.8 million.

Net cash used by financing activities for the twenty-six weeks ended July 3, 2011 was $18.7 million compared to $5.1 million for the same prior year period.  Financing activities primarily relate to repurchases of our common stock totaling $39.5 million, offset by proceeds from stock option exercises of $15.0 million and the excess tax benefit from exercise of stock options of $5.8 million.

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

During the quarter ended and as of July 3, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of July 3, 2011.  As of July 3, 2011, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at July 3, 2011.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of July 3, 2011, we had approximately $36.7 million in open fixed-priced purchase commitments and approximately $26.3 million in not-yet-priced commitments for a total of approximately $63.0 million with delivery dates ranging from July 2011 through August 2012. Although in the current market environment we have experienced some non-delivery on commitments, they have not been significant relative to our overall purchases. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of July 3, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the past year, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In May 2011, coffee commodity prices reached a 34-year high at a level approximately 50% higher than they were six months earlier and over 120% higher than they were a year earlier.  While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabic coffee beans impact the prices we pay. We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as Brazil – the largest coffee producing country – enters a cyclically low production year in its biennial crop cycle. We typically fix the price of our coffee needs for the next six to 18 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments.  As of July 29, 2011, between our inventory and our fixed price commitments, we had approximately 39 million pounds of coffee at fixed prices for use in 2011 and 2012, of which we estimate approximately 9 million pounds will be available for 2012. Our requirements for green coffee for the year are expected to be approximately 28-30 million pounds.   Since the coffee we purchase comes from over 20 different countries and includes 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.  Given the concentration of coffee in our cost structure, if coffee costs do not decline and we are unable to pass along increased coffee costs to our customers through price increases, our margin and profitability may decrease.  We expect to continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long-term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4, 2011 - May 8, 2011	180,000	$47.16	877,844	122,156
May 9, 2011 - June 5, 2011	115,937	$47.85	993,781	1,006,219
June 6, 2011 - July 3, 2011	80,342	$52.89	1,074,123	925,877

(1)
Repurchases were made pursuant to two stock repurchase programs, one announced on September 9, 2010, providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion, and another on May 27, 2011, providing for the purchase up to one million additional shares of the Company’s common stock, with no deadline for completion.  No further purchases will be made under the stock repurchase program announced September 9, 2010.  Purchases under the Company’s stock purchase programs may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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

10.2
Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan, as amended and restated.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011 (File No. 000-32233).

10.3
Peet’s Coffee & Tea, Inc. 2000 Employee Stock Purchase Plan, as amended.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011 (File No. 000-32233).

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEET’S COFFEE & TEA, INC.

Date: August 12, 2011	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary