Form 10-Q
period 2011-10-02
PEETS COFFEE & TEA INC
filed 2011-11-10
CIK 917968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

As of November 6, 2011, 12,927,627 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	October 2,	January 2,
	2011	2011

ASSETS

Current assets
Cash and cash equivalents	$5,890	$44,629
Short-term marketable securities	5,957	4,183
Accounts receivable, net	17,465	14,852
Inventories	60,486	33,534
Deferred income taxes - current	3,949	4,420
Prepaid expenses and other	12,629	7,798
Total current assets	106,376	109,416

Property, plant and equipment, net	90,919	97,279
Other assets, net	1,331	2,137

Total assets	$198,626	$208,832

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$13,628	$9,138
Accrued compensation and benefits	7,686	11,555
Deferred revenue	5,778	7,102
Total current liabilities	27,092	27,795

Deferred income taxes - non current	596	46
Deferred lease credits	6,783	7,023
Other long-term liabilities	1,040	1,468
Total liabilities	35,511	36,332

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 12,903,000 and 13,063,000 shares	60,470	81,995
Accumulated other comprehensive income	2	2
Retained earnings	102,643	90,503

Total shareholders' equity	163,115	172,500

Total liabilities and shareholders' equity	$198,626	$208,832

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Retail stores	$52,283	$49,791	$157,723	$150,422
Specialty sales	38,926	30,417	112,573	91,758
Net revenue	91,209	80,208	270,296	242,180

Cost of sales and related occupancy expenses	47,062	38,138	132,840	113,054
Operating expenses	28,554	26,526	84,583	81,301
Transaction related expenses	-	-	-	970
Litigation related expenses	3,181	(66)	3,260	(49)
General and administrative expenses	6,308	5,811	19,087	17,718
Depreciation and amortization expenses	3,865	3,947	11,665	11,844
Total costs and expenses from operations	88,970	74,356	251,435	224,838

Income from operations	2,239	5,852	18,861	17,342

Interest income (expense), net	(9)	2	9	6

Income before income taxes	2,230	5,854	18,870	17,348

Income tax provision	714	2,091	6,730	6,279

Net income	$1,516	$3,763	$12,140	$11,069

Net income per share:
Basic	$0.12	$0.29	$0.94	$0.85
Diluted	$0.11	$0.28	$0.91	$0.81

Shares used in calculation of net income per share:
Basic	12,889	12,847	12,951	13,094
Diluted	13,278	13,425	13,357	13,706

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	October 2,	October 3,
	2011	2010

Cash flows from operating activities:
Net income	$12,140	$11,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,397	13,456
Amortization of interest purchased	287	-
Stock-based compensation	3,024	2,457
Excess tax benefit from exercise of stock options	(7,892)	(1,579)
Tax benefit from exercise of stock options	7,142	1,311
Loss on disposition of assets and asset impairment	709	110
Deferred income taxes	1,021	-
Changes in other assets and liabilities:
Accounts receivable, net	(2,613)	1,541
Inventories	(26,952)	(14,424)
Prepaid expenses and other current assets	(4,831)	(2,332)
Other assets	(4)	26
Accounts payable, accrued liabilities and deferred revenue	(741)	(6,249)
Deferred lease credits and other long-term liabilities	(668)	389
Net cash (used)/provided by operating activities	(5,981)	5,775

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,696)	(8,396)
Proceeds from sales of property, plant and equipment	-	17
Changes in restricted investments	798	558
Proceeds from sales and maturities of marketable securities	6,323	-
Purchases of marketable securities	(8,384)	-
Net cash used in investing activities	(8,959)	(7,821)

Cash flows from financing activities:
Net proceeds from issuance of common stock	19,588	9,315
Purchase of common stock	(51,279)	(28,231)
Excess tax benefit from exercise of stock options	7,892	1,579
Net cash used in financing activities	(23,799)	(17,337)

Decrease in cash and cash equivalents	(38,739)	(19,383)
Cash and cash equivalents, beginning of period	44,629	47,934

Cash and cash equivalents, end of period	$5,890	$28,551

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$450	$641
Other cash flow information:
Cash paid for income taxes	3,042	5,402

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of October 2, 2011 and for the thirteen and thirty-nine weeks ended October 2, 2011 and October 3, 2010 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods.   The information included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 2, 2011 (the “2010 Form 10-K”).

The results of operations for the thirteen and thirty-nine weeks ended October 2, 2011 are not necessarily indicative of the results expected for the full year. Litigation related expenses have been presented separately from operating expense in the condensed consolidated statements of income for all periods presented to conform to current period presentation.  These reclassifications did not have an impact on income from operations, income before income taxes, net income, operating or total cash flows, or the financial position for any period presented.

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

Comprehensive Income

For the thirteen weeks ended October 2, 2011 and October 3, 2010, comprehensive income was $1,514,000 and $3,763,000, respectively. For the thirty-nine weeks ended October 2, 2011 and October 3, 2010, comprehensive income was $12,140,000 and $11,069,000, respectively. Comprehensive income consists of net income and net unrealized gains and losses on investments.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 160,210 and 226,027 have been excluded from diluted weighted average shares outstanding for the thirteen-week periods ended October 2, 2011 and October 3, 2010, respectively and 100,439 and 140,056 for the thirty-nine-week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks		Thirty-nine weeks
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Basic weighted average shares outstanding	12,889	12,847	12,951	13,094
Incremental shares from assumed exercise of stock options and awards	389	578	406	612
Diluted weighted average shares outstanding	13,278	13,425	13,357	13,706

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

	October 2,	January 2,
	2011	2011
Short-term	$5,957	$4,183
Total	$5,957	$4,183

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. For the thirteen and thirty-nine-week periods ended October 2, 2011, the Company recorded a charge of $315,326 and $412,326, respectively related to the impairment of assets for two under-performing stores.  The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates and other factors. This impairment charge is included in operating expenses in the accompanying condensed consolidated statements of income.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.            Inventories

The Company’s inventories consist of the following (in thousands):

	October 2,	January 2,
	2011	2011

Green coffee	$48,207	$23,200
Other inventory	12,279	10,334
Total	$60,486	$33,534

4.            Stock Purchase Program

On September 2, 2010, the Board of Directors approved a stock purchase program providing for the purchase by the Company of up to one million shares of the Company’s common stock.  During the thirty-nine weeks ended October 2, 2011, the Company purchased 805,451 shares of common stock, at an average price of $44.20, in accordance with this stock purchase program. There are no remaining shares available for purchase under this stock purchase program.

On May 27, 2011, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the thirty-nine weeks ended October 2, 2011, the Company purchased 270,765 shares of common stock, at an average price of $56.99, in accordance with this stock purchase program. 729,235 shares remain available for purchase under this stock purchase program.

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

On May 27, 2011, the Company’s shareholders approved an amendment to the 2010 Plan (as amended, the “Amended 2010 Plan”).  The Amended 2010 Plan added an additional 750,000 shares to the number of shares of common stock authorized for issuance under the 2010 Plan and provides that the number of shares available for issuance under the Amended 2010 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by two shares for each share of common stock subject to any other type of award issued pursuant to the Amended 2010 Plan.

Stock Option Activity

Changes in stock options were as follows:
			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 2, 2011	2,018,690	$24.87	5.63	$34,050
Granted	166,530	48.23
Canceled	(36,800)	26.49
Exercised	(890,363)	20.96
Outstanding at October 2, 2011	1,258,057	$30.69	6.75	$31,390
Vested or expected to vest, October 2, 2011	1,177,217	$30.34	6.67	$29,781
Exercisable at October 2, 2011	627,099	$26.48	5.62	$18,289

Restricted Stock Unit Awards

During the second quarter of 2010, the Company began granting RSUs under the 2010 Plan.  RSUs vest according to a pre-determined vest schedule set at the grant date.

Changes in RSU’s were as follows:

	Number of	Weighted Average
	Units	Grant Date
	Outstanding	Fair Value

Outstanding at January 2, 2011	24,901	$37.14
Granted	25,010	47.31
Vested	(7,692)	37.14
Canceled	(5,095)	41.60
Outstanding at October 2, 2011	37,124	$43.38

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

During the thirty-nine-week period ended October 2, 2011, 23,485 shares of the Company’s common stock were purchased under the ESPP. At October 2, 2011, 1,423,725 shares remain available for future issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Stock-based compensation expense	$923	$783	$2,784	$2,405
Employee Stock Purchase Plan expense	66	50	240	52
Total	$989	$833	$3,024	$2,457

Cost of sales and related occupancy expenses	$145	$104	$559	$411
Operating expenses	323	264	883	708
General and administrative expenses	521	465	1,582	1,338
Total	$989	$833	$3,024	$2,457

Tax benefit	$397	$339	$1,214	$1,000

The fair value of each RSU is equal to the stock price on the date of grant. The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	October 2,	October 3,
	2011	2010
Expected term in years	5.3	5.8
Expected stock price volatility	36.1%	36.6%
Risk-free interest rate	2.1%	2.3%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$17.32	$13.92
Estimated fair value per RSU awarded	$47.31	$37.14

6.            Line of Credit

On December 21, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Bank”).  The credit agreement provides for a $50 million revolving line of credit, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures, share repurchases and other needs.  The line of credit has a maturity date of December 1, 2013. This credit agreement replaced the Company’s agreement with the Bank that matured on December 1, 2010 and under which there were no borrowings.

The Company’s obligations under the line of credit are unconditionally guaranteed by Peet’s Operating Company, Inc. in the principal amount up to $50 million.  The line of credit has a maturity date of December 1, 2013.

During the thirteen and thirty-nine weeks ended October 2, 2011 and as of October 2, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of October 2, 2011.

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

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California naming the Company as a defendant. One of the plaintiffs was removed by an amended complaint and the remaining plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On September 14, 2011, the Company reached a tentative settlement pursuant to which we deny any liability but agree to maximum payment of $2,875,000, including plaintiff’s attorney’s fees. The parties are scheduled to appear before the California Superior Court on December 19, 2011 to seek the Court’s preliminary approval of the settlement terms. These costs, in addition to the Company’s attorney’s fees, are shown separately as litigation related expenses in the accompanying consolidated statements of income.

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

On May 17, 2011, Aegis Retail Group, LLC and various affiliates filed a lawsuit against the Company claiming that we breached an alleged agreement to permit Aegis to open licensed Peet's Coffee & Tea locations and participate in our “We Proudly Brew” program in the New York metropolitan area.  The Company is vigorously defending against this claim. As this matter is at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended October 2, 2011
Net revenue	$52,283	100.0%	$38,926	100.0%		$91,209	100.0%
Cost of sales and occupancy	24,207	46.3%	22,854	58.7%		47,061	51.6%
Operating expenses	20,630	39.5%	7,924	20.4%		28,554	31.3%
Litigation related expenses	3,181	6.1%				3,181	3.5%
Depreciation and amortization	2,714	5.2%	412	1.1%	$739	3,865	4.2%
Segment operating income	1,551	3.0%	7,736	19.9%	(7,048)	2,239	2.5%
Total assets	47,387		22,447		128,792	198,626
Capital expenditures	1,986		160		700	2,845

For the thirteen weeks ended October 3, 2010
Net revenue	$49,791	100.0%	$30,417	100.0%		$80,208	100.0%
Cost of sales and occupancy	22,082	44.3%	16,056	52.8%		38,138	47.5%
Operating expenses	20,457	41.1%	6,069	20.0%		26,526	33.1%
Litigation related expenses	(66)	-0.1%				(66)	-0.1%
Depreciation and amortization	2,825	5.7%	426	1.4%	$696	3,947	4.9%
Segment operating income	4,493	9.0%	7,866	25.9%	(6,507)	5,852	7.3%
Total assets	58,866		18,522		117,919	195,307
Capital expenditures	1,358		197		1,386	2,941

For the thirty-nine weeks ended October 2, 2011
Net revenue	$157,723	100.0%	$112,573	100.0%		$270,296	100.0%
Cost of sales and occupancy	70,143	44.5%	62,697	55.7%		132,840	49.1%
Operating expenses	61,497	39.0%	23,086	20.5%		84,583	31.3%
Litigation related expenses	3,260	2.1%				3,260	1.2%
Depreciation and amortization	8,182	5.2%	1,289	1.1%	$2,194	11,665	4.3%
Segment operating income	14,641	9.3%	25,501	22.7%	(21,281)	18,861	7.0%
Total assets	47,387		22,447		128,792	198,626
Capital expenditures	4,955		1,045		1,697	7,696

For the thirty-nine weeks ended October 3, 2010
Net revenue	$150,422	100.0%	$91,758	100.0%		$242,180	100.0%
Cost of sales and occupancy	65,700	43.7%	47,354	51.6%		113,054	46.7%
Operating expenses	61,938	41.2%	19,363	21.1%		81,301	33.6%
Litigation related expenses	(49)	0.0%				(49)	0.0%
Depreciation and amortization	8,441	5.6%	1,315	1.4%	$2,088	11,844	4.9%
Segment operating income	14,392	9.6%	23,726	25.9%	(20,776)	17,342	7.2%
Total assets	58,866		18,522		117,919	195,307
Capital expenditures	4,818		714		2,864	8,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions).  The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our expectations for the growth of the specialty coffee industry; our expectations regarding green coffee prices and the coffee commodity market; our plans to open new retail stores; our plans to expand into new grocery markets; our expectations regarding the outcome and/or impact of legal proceedings to which we are a party; our expectations regarding the availability of a line of credit; and our expectations for future revenue, margins, expenses, unrecognized tax benefits, operating results, inventory levels and capital expenditures. Forward-looking statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Coffee costs have increased significantly over the past year and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business.  As discussed under “Company Overview and Industry Outlook” below and in the revised risk factor set forth in Part II, Item 1A of this Form 10-Q, we have experienced a dramatic rise in green coffee costs since June of 2010, which could adversely impact our margins and profitability.

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

•
Complaints or claims by current, former or prospective employees or governmental agencies could adversely affect us. We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, meal and rest periods, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees or governmental agencies. In addition, successful complaints against our competitors may spur similar lawsuits against us. For instance, in 2003, two lawsuits (which have since been settled) were filed against us alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. In 2008, a lawsuit (which has since been settled) was filed alleging that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. In addition, on February 23, 2010, a lawsuit (which the company has tentatively settled, and which settlement will be presented to the court for approval in December 2011) was filed by non-exempt employees on their own behalf and on behalf of employees similarly situated alleging claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages and non-compliant wage statements. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

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

In the past year, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In May 2011, coffee commodity prices reached a 34-year high at a level approximately 50% higher than they were six months earlier and over 120% higher than they were in May 2010.  Prices began to decline in October 2011 to levels approximately 80% higher than May 2010. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay.  We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as producers in Brazil—the world’s largest coffee producing country—enter a cyclically low production year in its biennial Arabica crop cycle.

Coffee cost is our second largest cost line item after personnel costs and in 2010 represented approximately 15% of our net revenue.  In order to manage coffee costs we purchase and hold large quantities of inventory and use future fixed price purchase commitments.  As of October 2, 2011, our inventory and fixed price commitments are sufficient for our remaining 2011 production and virtually all of our anticipated 2012 needs.  Since the coffee we purchase comes from over 20 different countries and includes 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	51.6	47.5	49.1	46.7
Operating expenses	31.3	33.1	31.3	33.6
Transaction related expenses	-	-	-	0.4
Litigation related expenses	3.5	(0.1)	1.2	-
General and administrative expenses	6.9	7.2	7.1	7.3
Depreciation and amortization expenses	4.2	4.9	4.3	4.9
Income from operations	2.5	7.3	7.0	7.2
Interest income, net	-	-	-	-
Income before income taxes	2.4	7.3	7.0	7.2
Income tax provision	0.8	2.6	2.5	2.6
Net income	1.7%	4.7%	4.5%	4.6%

Percent of net revenue by business segment:
Retail stores	57.3%	62.1%	58.4%	62.1%
Specialty sales	42.7	37.9	41.6	37.9

Percent of net revenue by business category:
Whole bean coffee and related products	57.2%	54.3%	57.0%	54.6%
Beverages and pastries	42.8	45.7	43.0	45.4

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail stores	46.3%	44.3%	44.5%	43.7%
Specialty sales	58.7	52.8	55.7	51.6

Operating expenses as a percent of segment revenue:
Retail stores	39.5%	41.1%	39.0%	41.2%
Specialty sales	20.4	20.0	20.5	21.1

Percent increase from prior year:
Net Revenue	13.7%	8.5%	11.6%	10.3%
Retail stores	5.0	4.0	4.9	4.0
Specialty sales	28.0	16.8	22.7	22.5
Cost of sales and related occupancy expenses	23.4	11.2	17.5	13.3
Operating expenses	7.6	2.0	4.0	6.0
Transaction related expenses	-	(100.0)	(100.0)	659.6
Litigation related expenses	(4,949.4)	(222.5)	(6,806.7)	(133.3)
General and administrative expenses	8.6	(0.4)	7.7	(0.6)
Depreciation and amortization expenses	(2.1)	(0.4)	(1.5)	5.8

Selected operating data:
Number of retail stores in operation
Beginning of the period	193	193	192	192
Store openings	1	1	2	2
Store closures	-	(1)	-	(1)
End of the period	194	193	194	193

Thirteen Weeks Ended October 2, 2011 Compared to Thirteen Weeks Ended October 3, 2010

Net revenue

Net revenue for the thirteen weeks ended October 2, 2011 increased $11.0 million, or 13.7%, compared to the corresponding period in 2010. Sales of whole bean and related products increased 19.6% to $52.1 million. Net revenue from beverages and pastries increased 6.7% to $39.1 million.

In the retail segment, net revenue increased $2.5 million, or 5.0%, compared to the corresponding period of 2010, driven by growth in both beverage and pastries sales and whole bean coffee and related sales. Sales of beverages and pastries in the retail segment increased by 6.7% to $39.1 million and sales of whole bean coffee and related products increased by 0.4% to $13.2 million. The beverage and pastries sales increase was due to price increases in the third quarter of 2010 and April 2011.  Whole bean coffee sales slightly benefited from the price increases, partially offset by continuing cannibalization of bean sales in retail stores by sales of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $8.5 million, or 28.0%, compared to the corresponding period of 2010, as summarized by business channel below. The growth in net revenue in grocery was due primarily to increased sales in existing markets and to a lesser extent to the addition of new grocery store accounts. Net revenue in foodservice and office coffee sales increased primarily due to new accounts added over the last 12 months.  Net revenue in the home delivery channel increased due to price increases in the fourth quarter of 2010, partially offset by lower volume due to cannibalization from our grocery business.

	Thirteen weeks ended
(dollars in thousands)	October 2, 2011	October 3, 2010	Increase
Grocery	$24,972	$18,117	$6,855	37.8%
Foodservice and office	10,193	8,648	1,545	17.9%
Home delivery	3,761	3,652	109	3.0%
Total specialty	$38,926	$30,417	$8,509	28.0%

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 47.5% in the third quarter of 2010 to 51.6% in the third quarter of 2011. The increase from last year was due primarily to higher coffee and to a lesser extent higher milk costs and a shift in revenue mix towards the specialty channel where we have lower gross margins than our retail business, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 2.0% as the impact of higher coffee costs and, to a lesser extent, milk costs were partially offset by the impact of price increases.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 5.9% as the impact of higher coffee costs outweighed the impact of price increases and lower shipping expenses.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and card processing fees. Operating expenses as a percentage of net revenue decreased 1.8% to 31.3% primarily due to the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, and the impact of price increases.

In the retail segment, operating expenses as a percent of net revenue decreased 1.6% primarily due to lower payroll expenses in retail stores, the impact of price increases, and lower store repairs and maintenance, partially offset by impairment losses on underperforming stores.

In the specialty segment, operating expenses as a percent of net revenue increased 0.4% due primarily to higher legal expenses, partially offset by price increases.

Litigation related expenses

Litigation related expenses consist of $3.2 million related to the settlement of a wage and hour class action lawsuit that was filed in February 2010.  For the corresponding period in 2010, there was a $66,000 net reduction in costs incurred related to finalizing the settlement of a previous wage and hour class action lawsuit.

General and administrative expenses

General and administrative expenses increased to $6.3 million compared to $5.7 million for the corresponding period last year primarily due to higher marketing costs.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in equity securities and interest-bearing, U.S. government, agency, and municipal securities. Interest income includes interest income and gains or losses from the sale of these instruments, net of interest expense. Interest expense was higher than interest income during the quarter due primarily to lower average investment balances.

Income tax provision

The effective income tax rate for the third quarter of 2011 is 32.0% compared to 35.7% during the third quarter of 2010 due primarily to the impact of the domestic production deduction on higher taxable income than our recorded income, as our litigation related expenses will be deductible when paid in 2012 rather than in 2011.

The Company does not expect unrecognized tax benefits to change materially within the next 12 months.

Thirty-nine Weeks Ended October 2, 2011 Compared to Thirty-nine Weeks Ended October 3, 2010

Net revenue

Net revenue for the thirty-nine weeks ended October 2, 2011 increased $28.1 million, or 11.6%, compared to the corresponding period in 2010. Sales of whole bean and related products increased 16.5% to $154.1 million. Net revenue from beverages and pastries increased 5.7% to $116.2 million.

In the retail segment, net revenue increased $7.3 million, or 4.9%, compared to the corresponding period in 2010, driven by growth in both beverage and pastries sales and whole bean coffee and related sales. Sales of beverages and pastries in the retail segment increased by 5.8% to $116.2 million, while sales of whole bean coffee and related products increased by 2.2% to $41.5 million. The beverage and pastries sales increase was due to price increases in the third quarter of 2010 and April 2011.  Whole bean coffee sales slightly benefited from the price increases, partially offset by the continuing cannibalization of bean sales in retail stores by sales of Peet’s coffee in grocery stores.

In the specialty sales segment, net revenue increased $20.8 million, or 22.7%, compared to the corresponding period of 2010, as summarized by business channel below. The growth in grocery net revenue was due primarily to increased share in existing markets and to a lesser extent to the addition of new grocery store accounts. Net revenue in foodservice and office coffee sales increased due to new accounts added over the last 12 months.  Net revenue in the home delivery channel increased due to price increases in the fourth quarter of 2010, partially offset by lower volume due to cannibalization from our grocery business.

	Thirty-nine weeks ended
(dollars in thousands)	October 2, 2011	October 3, 2010	Increase/(Decrease)
Grocery	$70,913	$54,563	$16,350	30.0%
Foodservice and office	29,683	25,575	4,108	16.1%
Home delivery	11,978	11,620	358	3.1%
Total specialty	$112,574	$91,758	$20,816	22.7%

Cost of sales and related occupancy expenses

As a percent of net revenue, cost of sales increased from 46.7% in the thirty-nine weeks ending October 3, 2010 to 49.1% in the thirty-nine weeks ending October 2, 2011. The increase from last year was due primarily to higher coffee costs and, to a lesser extent, milk costs and a shift in revenue mix towards the specialty channel where we have lower gross margins than our retail business, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue slightly increased 0.8% as the impact higher coffee and, to a lesser extent, milk costs were largely offset by the impact of price increases.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 4.1% as the impact of higher coffee costs outweighed the impact of price increases and lower shipping expenses.

For the remainder of the year, we expect cost of sales and related occupancy expenses as a percent of revenue to be substantially above last year levels, due to higher coffee costs.

Operating expenses

Operating expenses as a percentage of net revenue decreased 2.3% to 31.3%. The decrease was primarily due to the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, the impact of price increases, and lower retail store payroll and overhead expenses.

In the retail segment, operating expenses as a percent of net revenue decreased 2.2% primarily due to lower payroll expenses in retail stores, the impact of the price increases, and leverage of overhead expenses.

In the specialty segment, operating expenses as a percent of net revenue decreased 0.6% primarily due to leverage of overhead expenses and the impact of the price increases, partially offset by higher legal expenses.

We expect operating expenses as a percent of net revenue in 2011 to continue to improve primarily due to the continued shift in business towards specialty channels.

Transaction related expenses

Transaction related expenses in 2010 include legal and related fees to comply with a subpoena the company received from the Federal Trade Commission in connection with its anti-trust review of the proposed Green Mountain Coffee Roasters acquisition of Diedrich Coffee.  We did not recognize any transaction related expenses in 2011.

Litigation related expenses

Litigation related expenses consist of $3.3 million we incurred related to the settlement of a wage and hour class action lawsuit that was filed in February 2010.  For the corresponding period of 2010, there was a $49,000 net reduction in costs incurred related to finalizing the settlement of a previous wage and hour class action lawsuit.

General and administrative expenses

General and administrative expenses increased slightly to $19.1 million, compared to $17.7 million for the corresponding period last year due to higher marketing costs

Depreciation and amortization expenses

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in equity securities and interest-bearing, U.S. government, agency, and municipal securities. Interest income includes interest income and gains or losses from the sale of these instruments, net of interest expense. Interest income was lower compared to the corresponding period last year due to lower average investment balances.

Income tax provision

The effective income tax rate for the thirty-nine weeks ending October 2, 2011 is 35.7% compared to 36.2% during the thirty-nine weeks ending October 3, 2010 due to lower state income taxes from favorable state legislative changes and increased impact of the domestic production deduction. The Company does not expect unrecognized tax benefits to change significantly within the next 12 months.

Liquidity and Capital Resources

At October 2, 2011 we had $5.9 million in cash and cash equivalents and $6.0 million in short-term marketable securities. Working capital was $79.3 million as of October 2, 2011.

Net cash used by operating activities was $6.0 million for the thirty-nine weeks ended October 2, 2011 compared to net cash provided of $5.8 million for the same prior year period. Operating cash flows were lower than the prior year period primarily due to increased inventory purchases and other changes in working capital.  Coffee inventories increased over the prior year due primarily to an increase in average cost per pound and, to a lesser extent, increased volume.

Net cash used in investing activities was $9.0 million for the thirty-nine weeks ended October 2, 2011 compared to $7.8 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirty-nine-week period ended October 2, 2011, we purchased property, plant and equipment totaling $7.7 million consisting of improvements and equipment for two new stores, improvements to existing stores, equipment for our grocery and foodservice operations, and information technology software and hardware. In addition, we purchased $8.4 million of marketable securities, received proceeds from maturities of marketable securities totaling $6.3 million, and received proceeds from the release of restricted investments totaling $0.8 million.

Net cash used by financing activities for the thirty-nine weeks ended October 2, 2011 was $23.8 million compared to $17.3 million for the same prior year period.  Financing activities primarily relate to repurchases of our common stock totaling $51.3 million, offset by proceeds from stock option exercises of $19.6 million and the excess tax benefit from exercise of stock options of $7.9 million.

The Company also has $50.0 million available through a credit agreement entered into on December 21, 2010 with Wells Fargo Bank, National Association, the proceeds of which may be used in the general course of business, including to fund working capital, capital expenditures, share repurchases and other needs of the Company.

The Company’s obligations under the line of credit are guaranteed by the Company’s wholly-owned subsidiary, Peet’s Operating Company, in the principal amount up to $50 million and secured by substantially all of the Company’s and Peet’s Operating Company’s personal property.  The line of credit has a maturity date of December 1, 2013.

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

During the thirty-nine weeks ended and as of October 2, 2011, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of October 2, 2011.  As of October 2, 2011, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at October 2, 2011.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of October 3, 2011, we had approximately $61.2 million in open fixed-priced purchase commitments and approximately $4.2 million in not-yet-priced commitments for a total of approximately $65.4 million with delivery dates ranging from October 2011 through April 2013. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of October 2, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the past year, we have experienced a dramatic rise in the costs of Arabica coffee traded on New York Board of Trade.  In May 2011, coffee commodity prices reached a 34-year high at a level approximately 50% higher than they were six months earlier and over 120% higher than they were in May 2010.  Prices began to decline in October 2011 to levels approximately 80% higher than May 2010. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabic coffee beans impact the prices we pay. We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading and weather and as Brazil – the largest coffee producing country – enters a cyclically low production year in its biennial Arabica crop cycle. We typically fix the price of our coffee needs for the next six to 18 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments.  As of October 2, 2011, our inventory and fixed price commitments are sufficient for our remaining 2011 production and virtually all of our anticipated 2012 needs.  Since the coffee we purchase comes from over 20 different countries and includes 28 different types of coffee (including 12 single origin coffees), these coffees are not necessarily interchangeable or substitutable and therefore the covered needs of specific origin coffees varies due to differing growing seasons and origin specific situations.  Given the concentration of coffee in our cost structure, if coffee costs do not decline and we are unable to pass along increased coffee costs to our customers through price increases, our margin and profitability may decrease.  We expect to continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long-term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

			Total Number of
			Shares Purchased as
	Total Number of		Part of Publicly	Maximum Number of Shares that
	Shares	Average Price	Announced Plans or	May Yet Be Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs (1)

July 4, 2011 - August 7, 2011	95,621	$60.13	1,169,744	830,256

August 8, 2011 - September 4, 2011	88,034	$56.92	1,257,778	742,222

September 5, 2011 - October 2, 2011	12,987	$56.98	1,270,765	729,235

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

PEET’S COFFEE & TEA, INC.

Date: November 10, 2011	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer and Secretary