Form 10-K
period 2012-01-01
PEETS COFFEE & TEA INC
filed 2012-03-09
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to              .

Commission file number 000-32233

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

None

Indicate by check mark if the registrant is a well-known, seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☒    Non-Accelerated Filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on July 1, 2011 (the last business day of the registrant’s most recently completed second quarter) was $484,203,776, based on the number of shares held by non-affiliates and the last sale price (as reported by the Nasdaq National Market) of common stock on July 1, 2011 ($59.42). Shares of common stock held by each executive officer, director and person known to the registrant to hold 10% or more of the outstanding common stock of the registrant have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose. The registrant does not have non-voting common stock outstanding.

As of March 2, 2012, 13,197,832 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant's 2012 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended January 1, 2012, are incorporated by reference into Part III of this annual report on Form 10-K.

References to “we”, “us”, “our”, “Peet’s”, and the “Company” in this annual report on Form 10-K refer to Peet’s Coffee & Tea, Inc. and its consolidated subsidiaries

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this "report"), including the sections entitled "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read this report (including the documents that we incorporate by reference in, and have filed as exhibits to, this report) completely and with the understanding that our actual future results may be materially different from what is expressed, implied or forecasted in these forward-looking statements.

You can identify forward-looking statements by the words "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Forward-looking statements in this report include, without limitation, statements about our expected results of operations in 2012 (including the performance or other factors expected to drive those results) as well as statements about the coffee industry, the expected growth of specialty coffee, and related trends. The forward-looking statements included in this report are based on management’s beliefs, expectations, estimates and projections as of the date of this report.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other important factors, some of which are beyond our control or difficult to predict. Therefore, our actual results, performance, achievements or outcomes may differ materially from what is expressed, implied or forecasted by the forward-looking statements. Accordingly, you should not place undue reliance on the forward-looking statements included in this report, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	our ability to successfully implement our business strategy, including our ability to market our products, increase our brand recognition, expand our distribution and otherwise effectively compete;
•	the cost and availability of high-quality Arabica coffee beans;
•	cost fluctuations of commodities other than coffee;
•	any interruption in the operation of our roasting and distribution facility;
•	the recent recession or a worsening of the United States and global economies; and
•	claims or litigation.

We discuss the factors listed above as well as other risks, uncertainties and important factors in greater detail in the section entitled "Risk Factors" under Part I, Item 1A below. The risks, uncertainties and factors discussed in this report may not be exhaustive and other unpredictable or unknown factors could also cause actual results to differ materially from those in forward-looking statements. Except as required by law, we assume no obligation to update publicly any forward-looking statements, or to update publicly the reasons actual results could differ materially from those expressed, implied or forecasted in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

Peet's Coffee & Tea is a specialty coffee roaster and marketer of fresh-roasted coffee and tea. We sell our Peet’s brand coffee and tea through multiple channels of distribution, including grocery stores, home delivery, office, restaurant and foodservice accounts and, in six states, Company-owned and operated stores. In addition, we sell Godiva® Chocolatier brand coffees in our grocery channel. We operate our business through two reportable segments: retail and specialty. See Note 14, “Segment Information” in the “Notes to Consolidated Financial Statements” included elsewhere in this report.

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

Company Retail Stores

As of January 1, 2012 we operated 196 retail stores in six states through which we sell whole bean coffee, beverages and pastries, tea, and other related items. Our stores are designed to facilitate the sale of fresh whole bean coffee and to encourage customer trial of our coffee through coffee beverages. At our bean counter, employees assist customers with questions on coffee origin and characteristics as well as home brewing. Upon order, beans are scooped and ground to the customer's specific requirements. At our beverage counter, we sell freshly-brewed coffees and coffee-based beverages which we believe promotes customer familiarity, sampling, and sales of whole-bean coffees. To ensure that our freshness standards are consistently met, it is our policy not to serve brewed coffee that is more than 30 minutes old and every espresso-based drink is made to order using freshly pulled shots of espresso and freshly steamed milk. Retail stores comprised 57.6%, 61.4% and 64.6% of net revenue for the fiscal years 2011, 2010 and 2009, respectively. See “Item 2. Properties” for further discussion about our retail stores.

Specialty

Grocery

We sell our products through a network of grocery stores, mass merchandisers and club stores, including Safeway, Stop & Shop, Ralph’s, Kroger, Publix, Whole Foods Market, Target and Walmart. To support these sales, we have developed a direct store delivery (“DSD”) selling and merchandising system. Peet's DSD route sales representatives deliver directly to their stores anywhere between one to four times per week, properly shelve the product, rotate to ensure freshness, sell and erect free-standing displays and forge store-level selling relationships. In addition, we ship directly to certain customers depending on the customer and product offering. We currently have 79 company-operated DSD route sales representatives and approximately 220 independent distributors to support grocery accounts primarily in the western U.S., eastern seaboard and other selected markets. In addition to our Peet’s brand, in 2009, we began selling Godiva brand coffees to establish a competitive position in the flavored coffee segment in grocery stores, mass merchandisers and drug stores. Grocery comprised 26.6%, 22.9% and 20.1% of net revenue for the fiscal years 2011, 2010 and 2009, respectively.

Home Delivery

Our home delivery channel offers our customers the ability to have fresh-roasted coffee and hand-packed tea shipped directly from our roastery to their doors and a wider selection of coffees and teas than are available in our retail stores or at our grocery store partners. For our most loyal home delivery customers, we provide an automatic recurring delivery coffee and tea service. We offer our home delivery services on our website, peets.com, and through our team of customer service representatives who assist customers in placing orders, as well as choosing gifts. As coffee and tea experts, the customer service team also provides in-depth coffee and tea information to our customers, guiding them through their coffee and tea explorations. Home delivery comprised 4.7%, 5.1% and 5.5% of net revenue for the fiscal years 2011, 2010 and 2009, respectively.

Foodservice and Office

In the foodservice and office business, we have a staff of sales and account managers who make sales calls to potential accounts and conduct quality audits at our existing accounts.  Additionally, we have established relationships with foodservice and office distributors to expand our account base in select markets and channels.  These distributors have their own sales and account management resources.  We have two models for servicing our foodservice accounts and distributing our products: “We Proudly Brew” (“WPB”) accounts and licensing accounts.  WPB accounts are foodservice accounts where Peet’s supplies the product, and in some cases the equipment to brew and resell our products. Licensing accounts involve the creation of a full Peet’s beverage store within another location such as an airport, grocery store or college campus.  The licensee is responsible for the build-out and management of the unit, and we provide training and operations oversight.  The office coffee channel is a distributor-based business where we sell to specialty distributors who in turn sell our products for brewing in individual offices. Foodservice and office comprised 11.1%, 10.6% and 9.8% of net revenue for the fiscal years 2011, 2010 and 2009, respectively.

Our Coffee

Coffee Beans

Coffee is an agricultural crop that undergoes quality changes depending on weather in coffee-producing countries. In addition, coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. We purchase only high-quality Arabica coffee beans, which are considered superior to beans traded in the commodity market. The Arabica beans purchased by us tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. We procure coffee from 23 countries, with a large percentage of coffee coming from Central and South America, and over 30 different exporters, brokers and growers. Our access to high-quality Arabica beans depends on our relationships with coffee brokers, exporters and growers, with whom we have built long-term relationships to ensure a steady supply of coffee beans. We believe that, as a result of our reputation that has been built over 45 years, we have access to some of the highest-quality coffee beans from the finest estates and growing regions around the world and we are occasionally presented with opportunities to purchase unique and special coffees.

Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally turn our inventory of green coffee beans two to three times per year. In 2011, due to unusually high coffee costs, we carried approximately $20 million to $50 million of green coffee beans in our inventory. In previous years the value of our inventory was considerably lower. We currently use fixed-price and not-yet-priced purchase commitments, but in the past have used and may potentially in the future use coffee futures and coffee futures options to manage coffee supply and price risk.

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

Tea, Food and Merchandise

Peet’s offers a line of hand-selected whole leaf and bagged tea. Our quality standards for tea are very high. We purchase tea directly from importers and brokers and store and pack the tea at our facility in Alameda, California. We offer a limited line of specialty food items, such as high-quality baked goods, chocolates, and other snacks. These products are carefully selected for quality and uniqueness.

Our merchandise program consists of items such as brewing equipment for coffee and tea, paper filters and brewing accessories and branded and non-branded cups, saucers, travel mugs and serveware. We do not emphasize these items, but we carry them in retail stores and offer them through home delivery as a means to reinforce our commitment to premium home-brewed coffee and tea.

Competitive Positioning

The specialty coffee category is highly competitive and fragmented among various distribution channels. Starbucks Corporation is the largest competitor in the category. The major distribution channels are coffeehouses (our retail segment) and grocery stores (part of our specialty segment). The specialty coffee category generates most of its sales from coffeehouses that currently number over 22,000 in the United States.  In addition, coffee is sold by coffee roasters like Peet’s to grocery stores, foodservice operators, offices, and direct to consumers through websites and mail order and other places where coffee is consumed or purchased for home consumption.

In the coffeehouse business, Starbucks is our primary competition, but we also compete with small single-unit independently owned coffeehouses and regional or local chains such as Coffee Bean & Tea Leaf and Tully’s.  In addition, consumers may purchase prepared coffee beverages at locations such as convenience stores, bakeries and restaurants.

Outside of the coffeehouse business, Starbucks is also our primary competitor but we also compete with Green Mountain Coffee Roasters (“GMCR”), Illy Caffé, Seattle’s Best (Starbucks), and Dunkin’ Donuts as well as numerous smaller, regional brands.  In addition, we indirectly compete with more mainstream brands as Maxwell House (Kraft) and Folgers (J.M. Smucker).  In the grocery channel, Kraft and J.M. Smucker are the largest players since Kraft distributes its own brands, while J.M. Smucker licenses and distributes the Dunkin’ Donuts brand in addition to its Folgers and Millstone brands.

Over the last several years, the coffee industry has seen two trends that could have a significant impact on the future of the industry and our performance.  The first is the “mainstreaming” of specialty coffee as consumers have been upgrading their coffee purchases to higher quality coffee.  Over the last decade, specialty coffee has grown rapidly and has driven most of the growth in the coffee category. The second trend is the emergence of coffee makers intended to brew a single cup at a time.  The single cup coffee market is still in its early stages, but is growing rapidly.  The United States single cup market is currently dominated by GMCR with its cartridge-based Keurig® K-Cup® brewing system. Starbucks and GMCR announced in March 2011 that Starbucks is the “exclusive, licensed super-premium coffee brand produced by GMCR for the Keurig Single-Cup brewing system.” There are also several other large, well funded participants with cartridge or pod-based systems competing in this market including Nestle (Nespresso and Dolce Gusto), Kraft (Tassimo), and Mars (Flavia). These trends could impact our future prospects positively and negatively depending on how we are positioned to compete relative to these two trends.  Currently, most, but not all, single cup cartridge- or pod-based brewing systems are proprietary and would require us to come to an agreement with the owner of the brewing system to have Peet’s-branded coffee and tea available in cartridges that work in the brewers. This could positively or negatively impact us depending on whether or not we make an agreement to participate in a proprietary single cup system and, if we do, how well that single cup system performs in the marketplace.

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

Our roasted coffee that is sold to the end consumer is priced in tiers.  Our regular menu coffees are currently priced in our retail locations within a range of $12.50 to $22.95 per pound.   Our line of high-end reserve coffee is priced between $49.90 and $79.90 per pound.  In the grocery channel, we sell our coffee in 12 ounce packages at prices established by the grocery store.  Most grocery stores sell Peet’s at a price between $7.99 and $12.99 and Godiva between $7.99 and $10.99 for a 12 ounce bag.

Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We place high value on our Peet's trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Peet’s®, Peet’s Coffee & Tea®, peets.com®, Peet’s Coffee®, Peet’s Tea®, Blend 101®, e-Cup®, Espresso Forte®, Fresh Truth®, Gaia Organic Blend®, Garuda Blend®, JR Reserve Blend®, Major Dickason's Blend®, P-Cup®, Peetniks®, Pride of the Port®, Pumphrey’s Blend®, Summer House®, Snow Leopard®, Tea Crafted From Experience® and Uzuri African Blend®. We also have registered trademarks on our stylized logo and our P-mug design. In addition, we have applications pending with the United States Patent and Trademark Office for the marks Café Domingo™, Café Solano™, Drink a Great Cup. Do a Good Thing™, Ethiopian Super Natural™, and Market Cup™.   We own registered trademarks for our name and logo in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, the European Union, Hong Kong, Japan, Paraguay, Philippines, Singapore, South Korea, Taiwan and Thailand. In addition to peets.com, peetscoffee.com, and coffee.com, we own several other domain names relating to coffee, Peet’s and our roasting process.

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

Our ability to differentiate our brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks. We must constantly protect against any infringement by competitors and activity that may harm the value of our brand. If a competitor infringes on our trademark rights or a third party engages in activity that we believe adversely impacts our brand, we may have to litigate to protect our rights; in which case, we may incur significant expenses and divert significant attention from our business operations.

Information Systems

The information systems installed at Peet’s are used to manage our operations and increase the productivity of our workforce. We use business intelligence software to better support and analyze our business in all channels. We have a retail point-of-sale system that we believe increases store productivity, provides a higher level of service to our customers and maintains timely information for performance evaluation. We have an integrated labor and scheduling system in our retail stores that enhances productivity and customer service as well as an inventory management system. Our grocery route management system includes integration with a handheld device and software for ordering, invoicing customers and inventory management. And, in 2009, we completed the development and implementation of an enterprise resource planning (ERP) system.

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

As of March 2, 2012, we employed a workforce of 3,642 people, approximately 811 of whom work approximately 40 hours per week and are considered full-time employees. We consider our relationship with our employees to be good. Since 1979, we have offered a comprehensive benefits package to all employees who work at least 21 hours per week and have worked at least 500 total hours for the Company. We believe that our competitive benefits package is a critical element in our effort to attract and retain our employees.

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

Executive Officers of the Registrant

Set forth below is information with respect to the names, ages, positions and offices of our executive officers as of March 6, 2012.

Name	Age	Position
Patrick J. O'Dea	50	Chief Executive Officer, President and Director
Thomas P. Cawley	51	Vice President, Chief Financial Officer
Kay L. Bogeajis	57	Vice President, Retail Operations
Shawn Conway	46	Vice President, Chief Supply Chain Officer

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

Shawn Conway has served as Vice President, Chief Supply Chain Officer since he joined the Company in January 2010. From 2002 to 2010, he was at SKYY Spirits, the North American subsidiary of Gruppo Campari, most recently as Senior Vice President of Operations, where he was responsible for the company’s product Supply Chain functions in the United States and Mexico.  Prior to SKYY Spirits, Mr. Conway served in numerous senior finance and operations roles including Chief Financial Officer of Gateway Learning Corporation, General Manager of New Ventures at Dreyer’s Grand Ice Cream, as well as various roles within the Clorox Company.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below. If any of these risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risks and uncertainties listed below, however, are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, the risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. We operate in a very competitive and rapidly changing environment and new factors emerge from time to time. These additional risks and uncertainties, as well as risks and uncertainties that we currently believe are immaterial, also may adversely affect our business, financial condition or results of operations.

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our growth and our results of operations.

Our business strategy emphasizes expansion through multiple channels of distribution. Our ability to implement this business strategy depends on our ability to:

•	market our products on a national scale and over the internet;
•	expand distribution in our grocery and foodservice and office channels;
•	increase our brand recognition on a national scale;
•	effectively compete in a marketplace that includes emerging technologies such as single serve; and
•	manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our retail and non-retail distribution channels.

We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will be successful. Our revenue and results of operations will be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Because our business is highly dependent on a single product, specialty coffee, if the demand for specialty coffee decreases, our business could suffer.

Sales of specialty coffee constituted approximately 82% of our 2011 net revenue, and 84% of our 2010 and 2009 net revenue. Demand for specialty coffee is affected by many factors, including:

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

We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours. Because the majority of our retail stores are located on the West Coast, primarily in California, our brand recognition remains largely regional. Our brand building initiative involves increasing the availability of our products in grocery stores, licensed locations and foodservice locations to increase awareness of our brand and create and maintain brand loyalty. If our brand building initiative is unsuccessful, we may never recover the expenses incurred in connection with these efforts and we may be unable to increase our future revenue or implement our business strategy. As part of our brand building initiative, we may revise our packaging or make other changes from time to time. If these changes are not accepted by customers, our business could suffer.

Our success in promoting and enhancing the Peet's brand will also depend on our ability to provide customers with high-quality products and customer service. Although we take measures to ensure that we sell only fresh roasted whole bean coffee and that our retail employees and licensed locations properly prepare our coffee beverages, we have no control over our whole bean coffee products once purchased by customers. Accordingly, customers may prepare coffee from our whole bean coffee inconsistent with our standards, store our whole bean coffee for long periods of time or resell our whole bean coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products. If customers do not perceive our products and service to be of high quality, then our reputation and the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected. Additionally, the quality and service delivered by our licensed accounts and “We Proudly Brew” accounts may be diminished by factors beyond our control, including financial pressures, or such licensed accounts may misuse our brand and other trademarks. Any shortcoming of a licensed or “We Proudly Brew” account may be attributed by customers or investors to us, thus damaging our reputation and the value of our brand and adversely affecting our ability to implement our business strategy.

Coffee costs have been very volatile over the last two years and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business.

In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade. Since May 2010, commodity coffee prices have been extremely volatile ranging from a low of $1.32 per pound and peaking at $3.05 per pound. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. As a result of this volatility, in 2011, the price that we paid for our coffee was 42% higher per pound than what we had paid in 2010 and the increased cost affected our profitability negatively as coffee costs as a percent of sales increased from 15% to 21%. We expect the coffee commodity market to continue to be challenging as it continues to be influenced by worldwide supply and demand, the relative strength of the dollar, and speculative trading. Coffee prices can also be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions, export quotas or similar factors. In order to have visibility to our costs for the future, we typically fix the price of our coffee needs for the next six to 12 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments. As of January 1, 2012, our inventory and fixed price commitments are sufficient for virtually all of our anticipated 2012 needs at a cost per pound approximately 12% higher than 2011. If we are unable to pass along these costs to our customers or find other means to offset coffee inflation, our profitability and margins could be affected. Additionally, if prices of commodity coffee fall dramatically, we will be required to fulfill our commitments for our future contracts that may result in us purchasing coffee at prices substantially above the market price which could negatively impact our competiveness in the marketplace and our profitability.

Decreases in the availability of high-quality Arabica coffee beans could impact the profitability and growth of our business.

If we are not able to purchase sufficient quantities of high-quality Arabica beans due to any of the above factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

Besides coffee, we face exposure to other commodity cost fluctuations, which could impair our profitability.

In addition to the increase in coffee costs discussed above, we are exposed to cost fluctuation in other commodities, including milk, natural gas, gasoline, and wheat.  In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

A significant interruption in the operation of our roasting and distribution facility could potentially disrupt our operations.

We have only one roasting and distribution facility that roasts Peet’s coffee. A significant interruption in the operation of our roasting and distribution facility, whether as a result of a natural disaster, pandemic or other causes, could significantly impair our ability to operate our business. Since we only roast our coffee to order, we do not carry significant inventory of roasted coffee in our roasting plant. Therefore, a disruption in service in our roasting facility would impact our sales in our retail and specialty channels almost immediately. Moreover, our roasting and distribution facility and most of our stores are located near several major earthquake faults and our roastery is located directly on the bay in Alameda. The impact of a major earthquake or tsunami on our facilities, infrastructure and overall operations is difficult to predict and an earthquake or tsunami could seriously disrupt our entire business.

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

Our revenues and performance depend significantly on consumer confidence and spending, which have deteriorated due to the recession and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer confidence and spending include, without limitation, continuing conditions in the residential real estate and mortgage markets, access to credit, labor and healthcare costs, increases in fuel and other energy costs, elevated unemployment levels and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and results of operations.

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

The specialty coffee category is highly competitive and fragmented among various distribution channels. Our major distribution channels remain coffeehouses (our retail segment) and grocery stores (part of our specialty segment), but we also (like other coffee roasters) sell to foodservice operators, direct to consumers through websites and mail order, and to offices and other places where coffee is consumed or purchased for home consumption. Increased competition, in particular in the coffeehouse and grocery store channels, could adversely affect our results of operations.

In addition, the single cup coffee market is growing rapidly. The United States single cup market is currently dominated by Green Mountain Coffee Roasters (“GMCR”) with its cartridge-based Keurig® K-Cup® brewing system. Starbucks and GMCR announced in March 2011 that Starbucks is the “exclusive, licensed super-premium coffee brand produced by GMCR for the Keurig Single-Cup brewing system.” There are also several other large, well funded participants with cartridge or pod-based systems competing in this market including Nestle (Nespresso and Dolce Gusto), Kraft (Tassimo), and Mars (Flavia). Currently, most, but not all, single cup cartridge- or pod-based brewing systems are proprietary and could require us to come to an agreement with the owner of the brewing system to have Peet’s-branded coffee and tea available in cartridges that work in the brewers. If the single cup cartridge or pod-based market of proprietary brewing systems continues to grow rapidly at the expense of the non-proprietary single cup brewing methods or existing drip brewing methods and we do not participate in that market segment, our revenue and profit margins could be negatively impacted in the future.

Many of Peet’s competitors, including Starbucks, GMCR, J.M. Smucker, Nestle and Kraft, are much larger and have greater financial resources than we do.  As a result, these competitors may have greater flexibility and resources to react to changes in the market. For instance, we were unable to purchase Diedrich Coffee in 2009, because GMCR, the eventual purchaser of Diedrich Coffee, had substantially greater financial resources than Peet’s and was able to pay a substantially higher purchase price for Diedrich Coffee. In addition, our larger competitors have greater resources to promote heavily, reduce prices, maintain prices in the face of cost pressures, or buy shelf space. Our ability to respond to these actions may be inhibited by cost increases or other financial pressures, which may reduce our market share if sustained; alternatively, our efforts to respond to such actions may negatively impact our profit margins. Our competitors may continue to use their size and financial resources to impair our ability to execute our business strategy and reduce our profit margins in the future.

Complaints or claims by current, former or prospective employees or governmental agencies could adversely affect us.

We are subject to a variety of laws and regulations which govern such matters as minimum wages, overtime and other working conditions, meal and rest periods, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have been, and in the future may be, the subject of complaints or litigation from current, former or prospective employees or governmental agencies. In addition, successful complaints against our competitors may spur similar lawsuits against us. For instance, in 2003, two lawsuits (which have since been settled) were filed against us alleging misclassification of employment position and sought damages, restitution, reclassification and attorneys’ fees and costs. In 2008, a lawsuit (which has since been settled) was filed alleging that store managers based in California were not paid overtime wages, were not provided meal or rest periods, were not provided accurate wage statements and were not reimbursed for business expenses. In addition, on February 23, 2010, a lawsuit (for which a settlement has been approved) was filed by non-exempt employees on their own behalf and on behalf of employees similarly situated alleging claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages and non-compliant wage statements. These types of claims and litigation involving current, former or prospective employees could divert our management’s time and attention from our business operations and might result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.

Claims and litigation could have a material adverse effect on us.

In addition to employment-related claims, we may be subject to various other claims and litigation. For example, in 2010 and 2011, we, and a number of companies that sell “ready to drink” coffee and coffee sold at retail and brewed and consumed elsewhere were sued for not providing “clear and reasonable warnings” in accordance with California Health and Safety Code section 25249.6 (“Proposition 65”) before allegedly exposing individuals in California to acrylamide. Peet’s remains subject to this ongoing Proposition 65 litigation as well as other litigation (including as described under Item 3. “Legal Proceedings”) and could in the future become subject to additional claims and litigation, which could involve, for example, securities law claims, commercial disputes, public health matters and disputes relating to intellectual property. Lawsuits could divert management’s time and attention from day-to-day operations, result in significant legal expenses, and result in outcomes that have a material adverse effect on our business as well as our financial condition and results of operations.

Labor conditions in the grocery business could negatively impact our grocery business.

There have been grocery strikes in the past that have negatively impacted our grocery business and it is possible that future grocery strikes in places where we have large distribution may adversely impact our grocery business.

Government mandatory healthcare requirements could adversely affect our profits.

The Company offers healthcare benefits to all employees who work at least 21 hours a week and meet service eligibility requirements. In the past, some states, including California, have proposed legislation mandating that employers pay healthcare premiums into a state run fund for all employees immediately upon hiring or pay a penalty for failing to do so. If legislation similar to this were to be enacted in California, or in the other states in which we do business, it could have an adverse effect on the Company’s results of operations. In addition, comprehensive federal health care legislation (the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010) was passed and signed into law in March, 2010.  Due to the breadth and complexity of this legislation, the phased-in nature of the implementation, and the lack of implementing regulations, it is difficult to predict the financial and operational impacts this legislation will have on us. Our expenses may significantly increase over the long-term as a result of this legislation.

Because we rely heavily on common carriers to ship our coffee on a daily basis, any disruption in their services or increase in shipping costs could adversely affect our business.

We rely on a number of common carriers to deliver coffee to our customers, retail stores, and direct store delivery representatives. We consider roasted coffee a perishable product and we rely on these common carriers to deliver fresh roasted coffee on a daily basis. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

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

Our specialty coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits. Also, we could become subject to litigation relating to the existence of such compounds in our coffee (in addition to the current Proposition 65 litigation); any such litigation could be costly and could divert management attention.

Adverse publicity regarding product quality or food and beverage safety, whether or not accurate, may harm our business.

                We may be the subject of complaints or litigation from customers alleging beverage and food-related illnesses, injuries suffered on the premises or other quality, health or operational concerns.  Adverse publicity resulting from such allegations (or similar allegations affecting a licensed or “We Proudly Brew” account) may materially adversely affect us, regardless of whether such allegations are true or whether we (or they) are ultimately held liable.  In addition, any litigation relating to such allegations could be costly and could divert management attention.

New laws and regulations or failure to comply with applicable laws and regulations could harm our business and results of operations.

               Our coffee roasting operations and our retail stores are subject to various governmental laws, regulations and licenses relating to customs, health and safety, building and land use, environmental protection and other matters. Additionally, our company is subject to a variety of accounting and reporting requirements as well as to various governmental laws and regulations relating to privacy, taxation and other matters. The complexity of the regulatory environment in which we operate as well as the cost of compliance continue to increase. Failure to comply with the various laws, regulations and requirements applicable to us may damage our reputation, result in civil or criminal liability, and adversely affect our business and results of operations. In addition, new laws or regulations may adversely impact our operating costs. For example, final rules were recently issued by the Federal Reserve Board with respect to Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, typically referred to as the Durbin Amendment. These rules defined a cap for debit card interchange fees. This cap, which is significantly higher than what we typically paid during most of fiscal 2011given our average transaction size in retail, has become the default rate for certain transactions and therefore has negatively impacted us (and we expect it to continue to do so.) Future laws or regulations (or the cost of complying with such laws, regulations or requirements) could also adversely affect our business and results of operations.

Failure to meet market expectations for our financial or strategic performance will likely adversely affect the market price and volatility of our stock.

                During the past two years, our common stock has traded at a low of $31.82 and a high of $64.00 per share, and it closed at $62.68 on December 30, 2011. We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this annual report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our common stock could decline significantly and/or the volatility in the market price of our common stock could increase. Our common stock could be similarly adversely affected if, in the future, our results of operations or our guidance does not meet the expectations of investment analysts or the market (particularly with respect to operating margins, earnings per share, net revenue, cash flows or strategic initiatives).

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business and adversely impact our results of operations.

                We rely heavily on information technology systems across our operations, including for supply chain support, point-of-sale processing in our stores, gift cards, online business, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems (particularly those involving payment or financial data), or a breach in security of some of these systems could negatively impact our sales, increase our costs (whether as a result of reduced efficiency, remediation costs or otherwise) and adversely affect our results of operations. Security breaches of our employees’ or customers’ private data could also adversely impact our reputation and could result in litigation against us or the imposition of penalties.

Our costs could be negatively affected by an unpredictable workers' compensation environment.

The majority of our employees are located in California, which has experienced higher workers compensation costs and rates than other states. For the policy years beginning March 2002 through February 2008 our workers' compensation insurance program was a modified self-insured program with a high deductible and an overall program ceiling to limit exposure. For those years, we have established a reserve of $0.4 million. However, the settlement costs for the remaining claims for those years could exceed our reserves. For the policy years beginning March 1, 2008, we have purchased a guaranteed cost policy. As a result, for 2008 and subsequent policy years, we remain exposed to premium fluctuations due to California’s unpredictable workers compensation environment and rising costs and our historical worker compensation experience. Settlement costs in excess of our reserves (for claims before March 2008) or an increase in insurance premiums could impair our profitability.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Peet’s headquarters are located in Emeryville, California. The lease for our main office space devoted to general corporate and business channel overhead and a call center is approximately 60,000 square feet and extends to October 2015 with two five-year extension options. In addition, we have a lease for a second office and warehouse space totaling approximately 8,000 square feet through April 30, 2013.

In December 2006, we purchased approximately 460,000 square feet of land and a 138,000 square foot building with related site improvements in Alameda, California, for the purpose of operating a new roasting and distribution facility. The final purchase price of the facility and the land was $18.6 million. We transitioned our operations to this facility and were effectively at full production capability in May 2007.

In 2011, we opened 4 new stores. Our retail locations are all company-owned and operated in leased facilities. Our stores are typically located in urban neighborhoods, suburban shopping centers (usually consisting of grocery, specialty and service stores) and on high-traffic streets.

The following table lists the number of our retail locations as of January 1, 2012:

Location	Number
Northern California	130
Southern California	41
Illinois	2
Oregon	8
Massachusetts	5
Washington	7
Colorado	3
Total	196

Item 3. Legal Proceedings

The Company is party to the significant legal proceedings described below.

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California (the “class”) naming us as a defendant. One of the named plaintiffs was removed by an amended complaint and the remaining named plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On September 14, 2011, we reached a tentative settlement pursuant to which we deny any liability but agree to maximum payment to class participants of $2,875,000, including plaintiff’s attorney’s fees. On December 19, 2011, the California Superior Court granted preliminary approval of the settlement terms. These costs, in addition to the our attorney’s fees, are reflected as litigation-related expenses in the accompanying consolidated statements of income.

On August 7, 2010, the Council for Education and Research on Toxics (“CERT”), filed an enforcement action under California Health and Safety Code section 25249.6 (“Proposition 65”) against a number of companies, including us, for  not providing "clear and reasonable warnings" before allegedly exposing individuals in California to acrylamide in “ready to drink” coffee.   On May 9, 2011, CERT sued more than 40 companies that sell beans, grounds and other "coffee" products in California, including us, for not providing "clear and reasonable warnings" before allegedly exposing individuals in California to acrylamide in such coffee products.  The cases have been related and are pending in Los Angeles County Superior Court.  We have joined with the other defendants and are vigorously defending these actions. As these matters are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

On May 17, 2011, Aegis Retail Group, LLC and various affiliates (“Aegis”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York claiming that we breached an alleged agreement to permit Aegis to open licensed Peet's Coffee & Tea locations and participate in our “We Proudly Brew” program in the New York metropolitan area.  We are vigorously defending against this claim. At this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter. On May 19, 2011, Aegis filed a motion for preliminary injunction that sought to compel us to reinstate and continue Aegis’s participation in our “We Proudly Brew” program at two locations and to continue to negotiate licenses for two locations. On December 21, 2011 the court denied Aegis’s request for preliminary injunction.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal Year Ended January 1, 2012
Fourth Quarter	$64.00	$52.72
Third Quarter	63.30	52.16
Second Quarter	59.42	45.65
First Quarter	49.01	33.69
Fiscal Year Ended January 2, 2011
Fourth Quarter	$42.73	$33.20
Third Quarter	41.93	33.34
Second Quarter	41.63	35.69
First Quarter	41.66	31.82

As of March 2, 2012, there were approximately 364 registered holders of record of the Company’s common stock. On March 2, 2012, the last sale price reported on the Nasdaq National Market for our common stock was $64.60 per share.

Dividend Policy

We have not declared or paid any dividends on our capital stock since becoming a public company. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million shares of the Company’s common stock. During the year ended January 1, 2012, the Company purchased and retired 805,451 shares of common stock, at an average price of $44.20, in accordance with this stock purchase program. As of January 1, 2012, no shares remained available for purchase under this stock purchase program.

On May 27, 2011, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock. During the year ended January 1, 2012, the Company purchased 274,834 shares of common stock, at an average price of $57.06, in accordance with this stock purchase program. From January 2, 2012 through March 2, 2012, there were no shares purchased in accordance with this program. As of March 2, 2012 and January 1, 2012, 725,166 shares remained available for purchase under this stock purchase program. Purchases under this stock purchase program may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

No purchases were made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act of the Company’s common stock during the fourth fiscal quarter of 2011.

Performance Graph*

The following graph depicts the Company’s total return to shareholders from December 31, 2006 through January 1, 2012, relative to the performance of the NASDAQ Composite Index, and the Standard & Poor’s SmallCap 600 Consumer Goods Sector, Packaged Foods & Meats Industry. All indices shown in the graph have been reset to a base of 100 as of December 31, 2006, assume an investment of $100 on that date and the reinvestment of dividends paid since that date, calculated on a monthly basis. Since becoming a public company, the Company has not paid cash dividends on its common stock. The points represent index levels based on the last trading day of the Company’s fiscal year. The chart set forth below was prepared by Research Data Group, Inc., which holds a license to provide the indices used herein. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year
	2011	2010	2009	2008	2007
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Statement of Income Data:
Net revenue	$371,919	$333,808	$311,270	$284,822	$249,389
Cost of sales and related occupancy expenses	186,374	154,892	142,776	133,537	118,389
Operating expenses	113,229	109,646	106,652	98,844	85,800
Transaction related expenses/(income)	-	970	(4,183)	-	-
Litigation related expenses	3,260	(34)	2,957	-	-
General and administrative expenses	25,871	25,029	24,508	22,519	22,682
Depreciation and amortization expenses	15,578	15,767	15,167	12,921	10,912
Income from operations	27,607	27,538	23,393	17,001	11,606
Gain on sale of marketable securities	-	-	7,305	-	-
Interest income, net	8	8	112	726	1,446
Income before income taxes	27,615	27,546	30,810	17,727	13,052
Income tax provision	9,828	10,045	11,558	6,562	4,675
Net income	$17,787	$17,501	$19,252	$11,165	$8,377

Net income per share:
Basic	$1.37	$1.34	$1.48	$0.81	$0.61
Diluted	$1.33	$1.28	$1.44	$0.80	$0.59

Shares used in calculation of net income per share:
Basic	12,982	13,038	12,997	13,723	13,724
Diluted	13,366	13,643	13,349	13,997	14,120

Balance Sheet Data:
Cash and cash equivalents	$30,755	$44,629	$47,934	$4,719	$15,312
Working capital	94,539	81,621	67,188	36,422	38,380
Total assets	215,271	208,832	204,803	176,352	177,547
Total shareholders' equity	177,956	172,500	165,056	143,907	147,253

See discussion of transaction-related expenses/(income), litigation-related expenses, and gain on sale of marketable securities in 2011, 2010 and 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion and analysis contains a number of forward-looking statements, including, without limitation, statements about our expected results of operations in 2012 (including the performance or other factors expected to drive those results), the coffee industry, the expected growth of specialty coffee, and related trends. All forward-looking statements are based on our current expectations and could be affected by the uncertainties and risks described throughout this report, particularly in “Item 1A. Risk Factors.” Our actual results may differ materially. Please see “Cautionary Statement Regarding Forward Looking Statements” at the beginning of this report. The fiscal year ended January 1, 2012 (fiscal 2011) included 52 weeks, the fiscal year ended January 2, 2011 (fiscal 2010) included 52 weeks, and the fiscal year ended January 3, 2010 (fiscal 2009) included 53 weeks.

Company Overview and Industry Outlook

Peet’s is a specialty coffee roaster and marketer of fresh-roasted whole bean coffee and tea. We sell our Peet’s brand coffee and tea through multiple channels of distribution, including grocery stores, home delivery, office, restaurant and foodservice accounts and, in six states, Company-owned and -operated stores. In addition, we sell Godiva® Chocolatier brand coffees in our grocery channel. Founded in Berkeley, California in 1966, Peet's has established a loyal customer base with strong brand awareness in California.

We expect the specialty coffee industry, fueled by continued consumer interest in high-quality coffee and related products, to continue to grow. We believe that growth opportunities exist in all of our distribution channels and that our specialty segment can expand to geographies where we do not have a retail presence. In retail, we expect to continue to open new retail stores in strategic west coast locations that meet our demographic profile. In grocery, we expect to continue to expand into new markets in addition to the western U.S., eastern seaboard and other selected markets, although the full extent of our penetration will depend upon the growth of the specialty coffee category in those markets. We will continue to work with distributors and companies to expand our presence in the foodservice and office environment.

In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade. Since May 2010, commodity coffee prices have been extremely volatile ranging from a low of $1.32 per pound and peaking at $3.05 per pound. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. As a result of this volatility, in 2011, the price that we paid for our coffee was 42% higher per pound than what we had paid in 2010 and that increased cost negatively affected our profitability as coffee costs as a percent of sales increased from 15% to 21%. We expect the coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide supply and demand, the relative strength of the dollar, speculative trading and weather. In order to have visibility to our costs for the future, we typically fix the price of our coffee needs for the next six to 12 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments. As of January 1, 2012, our inventory and fixed price commitments are sufficient for virtually all of our anticipated 2012 needs at a cost approximately 12% higher per pound than 2011 (with year-over-year increases expected to be higher earlier in the year than later).

For 2011, in addition to benefiting from price increases, we also benefited from several cost reduction and growth initiatives that offset most of these coffee cost increases.

We have historically raised prices in each of our channels to offset the higher costs and we did increase prices in each channel in 2010 or 2011.  If we are unable to pass along these costs to our customers or find other means to offset coffee or other inflation, our profitability and margins will be negatively affected. Additionally, if prices of commodity coffee fall dramatically, we will be required to fulfill our commitments for our future contracts that may result in us purchasing coffee at prices substantially above the market price which could negatively impact our competiveness in the marketplace and our profitability. We will continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long-term.

During fiscal 2011, we incurred expense of approximately $3.3 million (including anticipated settlement and legal costs) in connection with a class action lawsuit that had been filed against us in the first quarter of fiscal 2010. See “Legal Proceedings” included elsewhere in this report for additional information regarding this class action lawsuit. During fiscal 2010, we incurred approximately $1.0 million of transaction-related expenses as discussed further below.

Business Segments

Our coffee and related items are sold through multiple channels of distribution that provide broad market exposure to potential purchasers of fresh roasted whole bean coffee. We are indifferent as to where consumers purchase our coffees and teas, and believe that our specialty and retail segments are synergistic. However, we also recognize that the economics and distribution models of our retail stores and other distribution channels are different enough that we have chosen to report them as separate segments under ASC 280, “Segment Reporting.” Therefore, we currently have two reportable segments, consisting of:

•	Retail, which consist of our company owned retail stores; and
•	Specialty, which consist of Peet’s and Godiva branded sales to grocery stores, and Peet’s sales to foodservice and office accounts and home delivery customers.

Business Categories

In addition to our reportable segments, we measure our business by monitoring the volume and revenue growth of two distinct business categories:

•	Whole bean coffee and related products, consisting of products for home brewing, tea and packaged foods; and
•	Beverages and pastries.

We operate our stores and record revenue through these two categories and we believe these business categories are useful in understanding our results of operations for the periods presented. Our stores are primarily designed to facilitate the sale of fresh whole bean coffee and hand-crafted coffee beverages. The format of our stores replicates that of a specialty grocer. Beans are freshly scooped from bins, weighed on counter top scales and hand packed into branded bags. In addition, our stores are also designed to encourage customer trial of our coffee through coffee beverages. Each store has a beverage bar that is dedicated to the sale of prepared beverages and artisan baked goods.

Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Our fiscal year is based on a 52 or 53-week year. The fiscal year ends on the Sunday closest to the last day of December. 2011 was a 52-week year, 2010 was a 52-week year, and 2009 was a 53-week year. Percent data may not sum due to rounding.

Statement of operations data as a percent of net revenue

	2011	2010	2009

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	50.1	46.4	45.9
Operating expenses	30.4	32.8	34.3
Transaction related expenses/(income)	-	0.3	(1.3)
Litigation related expenses	0.9	-	0.9
General and administrative expenses	7.0	7.5	7.9
Depreciation and amortization expenses	4.2	4.7	4.9
Income from operations	7.4	8.2	7.5
Gain on sale of marketable securities	-	-	2.3
Interest income, net	-	-	-
Income before income taxes	7.4	8.3	9.9
Income tax provision	2.6	3.0	3.7
Net income	4.8%	5.3%	6.2%

Percent of net revenue by business segment:
Retail	57.6%	61.4%	64.6%
Specialty	42.4%	38.6%	35.4

Percent of net revenue by business category:
Whole bean coffee and related products	58.1%	55.8%	54.1%
Beverages and pastries	41.9	44.2	45.9

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail	44.9%	43.2%	43.7%
Specialty	57.2	51.5	49.9

Operating expenses as a percent of segment revenue:
Retail	38.3%	40.3%	41.6%
Specialty	19.7	20.9	20.9

Percent increase (decrease) from prior year:
Net revenue	11.4%	7.2%	9.3%
Retail	4.5	2.0	7.1
Specialty	22.5	16.9	13.4
Cost of sales and related occupancy expenses	20.3	8.5	6.9
Operating expenses	3.3	2.8	7.9
Transaction related expenses/(income)	(100.0)	(123.2)	100.0
Litigation related expenses	(9,823.6)	(101.1)	100.0
General and administrative expenses	3.4	2.1	8.8
Depreciation and amortization expenses	(1.2)	4.0	17.4

Selected operating data:
Number of retail stores in operation
Beginning of the year	192	192	188
Store openings	4	2	8
Store closures	-	(2)	(4)
End of the year	196	192	192

2011 (52 weeks) Compared with 2010 (52 weeks)

Net revenue

Net revenue for 2011 increased as a result of our continued expansion of our retail and specialty segments. The table below sets forth net revenues for 2011 and 2010 by business segment as well as business category.

	52 weeks	52 weeks
(dollars in thousands)	2011	2010	Increase
Retail:
Whole bean coffee, tea, and related products	$58,523	$57,862	$661	1.1%
Beverages and pastries	155,747	147,254	8,493	5.8%
Total Retail	$214,270	$205,116	$9,154	4.5%
Specialty:
Grocery	$98,889	$76,303	$22,586	29.6%
Foodservice and office	41,346	35,330	6,016	17.0%
Home delivery	17,414	17,059	355	2.1%
Total Specialty	$157,649	$128,692	$28,957	22.5%
Total net revenue	$371,919	$333,808	$38,111	11.4%

In the retail segment, net revenue increased primarily as a result of growth in existing stores’ beverage and pastries sales and, to a lesser extent, increased whole bean coffee and related sales. The beverage and pastries sales increase was due to a 6% increase in average transaction. The increase in whole bean coffee sales was due primarily to a 3% increase in average transaction, partially offset by continuing cannibalization of bean sales in retail stores by sales of Peet’s coffee in grocery stores. We opened four stores in 2011.

In the specialty segment, the increase in net revenue was driven by a 15% volume increase and an 8% increase in average price. The growth in net revenue in grocery was due primarily to increased volume in existing and new accounts as well as an increase in average price. The growth in net revenue in foodservice and office was due primarily to new accounts as well as an increase in average price. The growth in net revenue in home delivery was due to an increase in average price offset by a volume decline due to cannibalization by our grocery business.

We expect continued revenue growth in 2012 from continued expansion of our grocery and foodservice businesses and existing retail stores, in addition to the expected opening of up to four new stores, and continued benefit of the pricing actions taken in 2011.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.4% in 2010 to 50.1% in 2011. The increase was due primarily to higher coffee and, to a lesser extent, higher milk costs and a shift in revenue mix towards the specialty channel where we have lower gross margins than our retail business, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 1.7% as the impact of higher coffee costs and, to a lesser extent, milk costs was partially offset by the impact of price increases.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 5.7% as the impact of higher coffee costs outweighed the impact of price increases and lower shipping expenses.

We expect cost of sales and related occupancy expenses as a percent of net revenue in 2012 to be slightly higher due primarily to increased coffee costs, largely offset by pricing and continued benefit of lower shipping expenses resulting from the initiative that began in the second quarter of 2011.

Operating expenses

Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, independent distributor commissions, repairs and maintenance, supplies, training, travel and banking and card processing fees. Operating expenses as a percent of net revenue for 2011 decreased 2.4% to 30.4%. The decrease was due to a favorable mix shift towards the specialty business (where we have higher operating margins than our retail business), the impact of price increases across all channels, leveraging of overhead expenses, and cost efficiencies in both our retail stores and our direct store delivery system.

In the retail segment, operating expenses as a percent of net revenue decreased 2.0% primarily due to labor efficiencies in retail stores, the impact of price increases, and lower maintenance and supplies expenses, partially offset by impairment losses on underperforming stores.

In the specialty segment, operating expenses as a percent of net revenue decreased 1.2% due primarily to the impact of price increases, cost efficiencies in our direct store delivery system and leverage of overhead expenses, partially offset by higher legal expenses related primarily to the Aegis litigation.

We expect operating expenses as a percent of net revenue in 2012 to continue to improve due to similar factors, but to a lesser degree than in 2011. In addition, we expect higher debit card fees in 2012.

Transaction-related expenses/(income)

There were no transaction-related expenses/(income) in 2011. Transaction-related expenses/(income) in 2010 reflect legal and related expenses of $1.0 million we incurred by responding to the subpoena we received from the Federal Trade Commission (FTC) in connection with the FTC's anti-trust review of the acquisition of Diedrich Coffee by GMCR.

Litigation-related expenses

Litigation-related expenses in 2011 reflect $3.3 million of expenses incurred or accrued in connection with a class action lawsuit filed against the Company in the first quarter of 2010. In 2010, litigation-related expenses consist of $59,000 of expenses related to the class action lawsuit filed in the first quarter of 2010, offset by a $93,000 expense reduction based on the difference between the previously recorded liability and the final settlement payment from a class action lawsuit filed against the Company in the third quarter of 2008.

As discussed in Item 3.  “Legal Proceedings”, we currently are subject to two lawsuits related to Proposition 65 and a lawsuit alleging breach of contract.   At this time, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings or the expenses we will incur in 2012 to defend these proceedings.

General and administrative expenses

General and administrative expenses in 2011 were $25.9 million, or 7.0% of net revenue, compared to $25.0 million, or 7.5% of net revenue in 2010. As a percent of net revenue, expenses improved due to leverage of costs on higher sales, partially offset by increases in marketing expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased slightly over prior year as recent retail and infrastructure investments are offset by assets becoming fully depreciated.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $8,000 in interest income in 2011 and 2010. The Company does not have exposure in its investment portfolio to subprime mortgages or auction rate securities.

Income tax provision

The effective income tax rate for 2011 was 35.6% compared to 36.4% in 2010. Our effective rate decreased 0.8%, attributable largely to the change in California law in the way income is apportioned to California, lowering our state effective rate. We anticipate our tax rate in 2012 to be higher than 2011.

2010 (52 weeks) Compared with 2009 (53 weeks)

Net revenue

Net revenue for 2010 increased as a result of continued expansion of our retail and specialty segments offset by the impact of an extra week in fiscal year 2009. The table below sets forth net revenues for 2010 and 2009 on an actual and on a non-GAAP 52-week basis by business segment as well as business category.

					Impact of 2009 53rd Week
	52 weeks	53 weeks				Non-Gaap2009	Increase/
(dollars in thousands)	2010	2009	Increase/(Decrease)		2009 53rd week	52 weeks*	(Decrease)
Retail:
Whole bean coffee, tea, and related products	$57,862	$58,579	$(717)	-1.2%	$1,335	$57,244	1.1%
Beverages and pastries	147,254	142,560	4,694	3.3%	2,339	140,221	5.0%
Total Retail	$205,116	$201,139	$3,977	2.0%	$3,675	$197,464	3.9%
Specialty:
Grocery	$76,303	$62,662	$13,641	21.8%	$1,271	$61,391	24.3%
Foodservice and office	35,330	30,248	5,082	16.8%	449	29,799	18.6%
Home delivery	17,059	17,221	(162)	-0.9%	197	17,024	0.2%
Total Specialty	$128,692	$110,131	$18,561	16.9%	$1,917	$108,215	18.9%
Total net revenue	$333,808	$311,270	$22,538	7.2%	$5,591	$305,679	9.2%

*The 2009 52-week revenue numbers are non-GAAP financial measures, which we present in order to give the investor the ability to compare our 2011, 2010 and 2009 revenues on a comparable 52-week basis.  Management compares revenues on similar 52-week basis to assess revenue growth on a year-over-year basis. Management considers the 53rd week to be the last week of fiscal 2009.

In the retail segment, net revenue increased primarily as a result of increased sales from stores operating for over one year. We opened two new stores in 2010 and eight new stores in 2009, and closed two and four stores, respectively. The increase in beverage and pastry sales was primarily related to sales from stores operating over one year and by new product introductions facilitated by our new reach-in coolers, which we installed in a substantial number of our stores in 2010. The slower growth on a comparable 52-week basis in whole bean and related products was primarily due to continuing cannibalization of bean sales in retail stores as we increased the availability and sales levels of Peet’s coffee in grocery stores.

The growth in net revenue in grocery was due to increased share in existing markets and to a lesser extent, to new grocery stores added during the year and the introduction of Godiva coffee in the fourth quarter of 2009. Foodservice and office net revenue increased over the prior year primarily due to increased office coffee distribution, the 10 new licensed locations opened during the year and 71 additional “We Proudly Brew” accounts that serve Peet’s coffee in their own branded locations. Net revenue in the home delivery channel did not grow due to cannibalization from our grocery business.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 45.9% in 2009 to 46.4% in 2010. The increase from 2009 was primarily due to higher commodity costs and a shift in revenue mix towards the grocery channel where both Peet’s and Godiva brands have lower gross margins than our retail business, partially offset by the impact of a price increase in retail in the fourth quarter of 2010 and lower operating costs at the roasting facility as a percentage of sales.

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

Transaction-related expenses/(income)

Transaction-related expenses/(income) in 2010 reflect legal and related expenses of $1.0 million we incurred by responding to the subpoena we received from the Federal Trade Commission (FTC) in connection with the FTC's anti-trust review of the acquisition of Diedrich Coffee by GMCR. In 2009, the net income consists of an $8.5 million break-up fee received for the termination of a definitive agreement for Peet’s to acquire Diedrich Coffee, net of $4.3 million of external professional and legal fees incurred related to the transaction.

Litigation-related expenses

In 2010, litigation-related expenses consist of $59,000 of expenses related to the class action lawsuit filed in the first quarter of 2010, offset by a $93,000 expense reduction based on the difference between the previously recorded liability and the final settlement payment from a class action lawsuit filed against the Company in the third quarter of 2008.

General and administrative expenses

General and administrative expenses in 2010 were $25.1 million, or 7.5% of net revenue, compared to $24.5 million, or 7.9% of net revenue in 2009. As a percent of net revenue, expenses improved due to leverage of costs on higher sales, partially offset by increases in payroll related expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased slightly over 2009 as recent retail and infrastructure investments are beginning to be offset by assets becoming fully depreciated.

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

Liquidity and Capital Resources

At January 1, 2012, we had $30.8 million in cash and cash equivalents. Working capital was $94.5 million as of January 1, 2012 compared to $81.6 million at January 2, 2011.

Net cash provided by operations was $12.4 million in 2011 compared to $24.8 million in 2010. Operating cash flows were lower than the prior year period primarily due to increased green coffee inventories and other changes in working capital. The increase in green coffee inventory was primarily due to significantly higher coffee costs per pound purchased in the current year as well as an increase in total pounds. In 2012, we expect cash flows from operating activities to increase as inventory balances remain more consistent with 2011.

Net cash used in investing activities was $10.9 million in 2011.  Investing activities primarily relate to purchases of property and equipment, and sales and maturities of marketable securities.  During 2011, purchases of marketable securities totaled $10.6 million and proceeds from the sale of marketable securities were $9.8 million. Cash paid for property and equipment totaling $10.8 million included:

•	$6.8 million to build-out new stores and improve and remodel existing ones;
•	$2.1 million used for information technology support and other software and hardware to support infrastructure;
•	$1.5 million used for our grocery handheld system, foodservice kiosks and other equipment for specialty; and
•	$0.4 million used for additional equipment and machinery for our roasting facility.

Net cash used in financing activities was $15.4 million in 2011, consisting of $51.3 million for the purchase of our common stock, offset by proceeds and the excess tax benefit from stock option exercises.

Our 2012 capital expenditures are expected to be approximately $11.0 million. Approximately $5.0 million is expected to be used for existing store improvements, new stores, and remodels. Approximately $4.0 million is expected to be used for information technology software and hardware to support our growth. Approximately $1.2 million is expected to be used for equipment and machinery to improve effectiveness and increase capacity at our roasting facility. The balance is expected to be used for equipment for the foodservice and grocery channels. We expect to finance these capital expenditures with our cash and marketable securities and with operating cash flows.

The following table summarizes the Company’s contractual obligations and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods as of January 1, 2012:

	Payments Due by Period
	(in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment operating leases	$2,268	$930	$1,124	$214	$-
Retail, office, and warehouse operating leases (1)	84,141	16,932	30,257	22,080	14,872
Fixed-price coffee purchase commitments	50,880	49,953	928	-	-
Not-yet-priced coffee commitments	935	112	822	-	-
Development commitments (2)	1,048	1,048	-	-	-
Total contractual cash obligations	$139,272	$68,976	$33,131	$22,294	$14,872

(1)	Payments for maintenance, insurance, taxes and contingent rent for which we are obligated are excluded. In 2011 these charges totaled approximately $3.6 million.
(2)	Contractual obligations for purchases of leasehold improvements for equipment and leasehold improvements for retail locations.

The Company has excluded from the table above uncertain tax liabilities as defined in ASC 740, “Unrecognized Tax Benefits,” due to the uncertainty of the period of payment. As of January 1, 2012, the Company has a $222,000 liability for uncertain tax positions (see Note 6. “Income Taxes” in the “Notes to Consolidated Financial Statements” included elsewhere in this report).

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our existing share purchase program and our contractual obligations as they come due. The Company also has $50 million available through a credit agreement entered into on December 21, 2010 with Wells Fargo Bank, National Association, the proceeds of which may be used for general corporate purposes, including funding working capital, capital expenditures, share repurchases and other needs. The line of credit has a maturity date of December 1, 2013. The Company’s obligations under the line of credit are unconditionally guaranteed by Peet’s Operating Company, Inc. in the principal amount up to $50 million.

The credit agreement contains customary affirmative and negative covenants. The credit agreement also includes financial covenants that require the Company to maintain a specified leverage ratio and a minimum amount of net income. The credit agreement includes customary events of default that permit the Bank to accelerate the Company’s outstanding obligations, including nonpayment of principal, interest, fees or other amounts, violation of covenants, failure to make any payments when due with respect to certain other debt or certain failures to comply with the terms of such other debt, entry of certain judgments, inaccuracy of representations and warranties, occurrence of any event or condition that has a material adverse effect, and upon the occurrence of bankruptcy and other insolvency events and certain events relating to a dissolution or liquidation of the Company or Peet’s Operating Company, Inc. During the year and as of January 1, 2012, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of January 1, 2012.

To maintain availability of funds under the credit agreement, we pay a commitment fee on the unused portion of the line of credit.  Based upon our leverage ratio as calculated as of January 1, 2012, the commitment fee rate is currently 0.125%.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements that require disclosure pursuant to Item 303(a)(4) of Regulation S-K.

Inflation

Over the past decade there has been very little inflation in the United States and as a result we have not seen a measurable impact of inflation on our results of operations. However, as discussed above, we have experienced price increases in commodities that we use, specifically coffee and milk, which we believe are due to market dynamics or localized supply and demand issues rather than inflation measured by the Consumer Price Index. General inflation would have the largest impact on wage rates, which could have a material impact on our results since wages are our largest single cost. Therefore, we cannot predict what effect inflation may have on our results of operations in the future.

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

Our accounting policies are more fully described in Note 1 "Summary of Significant Accounting Policies" in the “Notes to Consolidated Financial Statements,” included elsewhere in this report. We have identified the following critical accounting policies:

•Impairment of long-lived assets. When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. The Company considers the economic environment when estimating future cash flows. Based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2011 would not be material.

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

•Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation”. We use the Black-Scholes-Merton option-pricing model, which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions could materially affect the estimate of the fair value of stock-based compensation; however, based on analysis using changes in certain assumptions that could be reasonably possible, management believes the effect on the expense recognized for 2011 would not be material.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is to be applied prospectively for interim periods and fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the new guidance only affects the presentation of other comprehensive income, it will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in U.S. government, agency, municipal and equity securities. These financial instruments are all subject to fluctuations of daily interest rates. Therefore our investment portfolio is exposed to market risk from these changes.

The supply and price of coffee are subject to significant volatility and can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide, as well as changes in demand, the relative strength of the dollar and speculative trading.

We currently use fixed-price purchase commitments, but in the past have used and may potentially in the future use coffee futures and coffee futures options to manage coffee supply and price risk.

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of January 1, 2012, we had approximately $50.9 million in open fixed-priced purchase commitments and approximately $900,000 in not-yet-priced commitments priced for a total of approximately $51.8 million with delivery dates ranging from January 2012 through May 2014. A hypothetical 10% movement in the “C” market would increase or decrease our financial commitment for these purchase commitments outstanding at January 1, 2012 by approximately $78,000. See Note 13, “Commitments and Contingencies,” in the “Notes to Consolidated Financial Statements” included elsewhere in this report. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as directed by our board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of January 1, 2012.

The registered independent public accounting firm of Deloitte & Touche LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. See page F-2 of the consolidated financial statements included elsewhere in this report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to continuing directors and nominees of the Company, committees of the Board of Directors and other corporate governance matters required by Item 10 is set forth under the caption “Proposal 1 - Election of Directors" in the Company's proxy statement relating to its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K. The Proxy Statement will be filed with the SEC in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act."). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof. Information with respect to the executive officers of the Company is set forth in Part I of this Form 10-K under the caption “Business—Executive Officers of the Registrant” and is also incorporated in this Item 10 by reference.

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

Item 11. Executive Compensation

Information concerning executive and director compensation required by Item 11 is set forth under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated by reference into this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by Item 13 is set forth under the caption “Transactions with Related Persons” in the Proxy Statement and is incorporated by reference into this Form 10-K. Information concerning director independence required by Item 13 is set forth under the caption "Proposal 1- Election of Directors—Independence of the Board of Directors” in the Proxy Statement and is incorporated by reference into this Form 10-K.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services required by Item 14 is set forth under the caption "Proposal 4- Ratification of Selection of Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(a)(1) Index to Consolidated Financial Statements.

The following Consolidated Financial Statements of Peet’s Coffee & Tea, Inc. and its subsidiaries are filed as part of this Form 10-K:

(a)(2) Index to Financial Statement Schedules

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

The exhibits listed below are incorporated in this annual report on Form 10-K by this reference and filed as part of this report.

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47976).

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.8 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the SEC on December 1, 2000 (File. No. 333-47976).

4.1	Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47976).

10.1	Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 2, 2011 (File. No. 000-32233). (1)

10.2	Forms of Stock Option Grant Notice and Stock Option Agreement under 2010 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 24, 2010 (File. No. 000-32233). (1)

10.3	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2010 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 24, 2010 (File. No. 000-32233). (1)

10.4	1997 Equity Incentive Plan and form of Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 3 to its Registration Statement on Form S-1 filed with the SEC on January 17, 2001 (File. No. 333-47976). (1)

10.5	Peet’s Operating Company, Inc. Savings and Retirement Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1 filed with the SEC on December 1, 2000 (File. No. 333-47976). (1)

10.6	2000 Equity Incentive Plan amended and restated September 4, 2008. Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the SEC on September 8, 2008 (File No. 000-32233). (1)

10.7	2000 Employee Stock Purchase Plan amended and restated May 27, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on June 2, 2011 (File. No. 000-32233). (1)

10.8	Form of Offering under the 2000 Employee Stock Purchase Plan. Incorporated by reference to the Form of Offering included in Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47976). (1)

10.9	Key Employee Severance Benefit Plan amended and restated December 31, 2007. Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 30, 2007 (File No. 000-32233). (1)

10.10	Change of Control Stock Award Acceleration Plan amended and restated May 18, 2010. Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 9, 2010 (File No. 000-32233). (1)

10.11	Form of Indemnity Agreement between the registrant and each of its directors and officers. Incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-32233). (1)

10.12	Peet's Coffee & Tea, Inc. Key Employment Agreement for Patrick J. O’Dea, Chief Executive Officer, dated as of May 6, 2002. Incorporated by reference to Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-32233). (1)

10.13	Peet's Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan as amended and restated March 16, 2010. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 2010 (File No. 000-32233). (1)

10.14	Peet's Coffee & Tea, Inc. Key Employment Agreement for Thomas P. Cawley, Chief Financial Officer, dated as of June 25, 2003. Incorporated by reference to Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 2003 (File No. 000-32233). (1)

10.15	Peet’s Operating Company, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2012. (1)

10.16	Description of Fiscal 2011 Annual Cash Incentive Award Opportunity. Incorporated by reference to the Company’s current report on Form 8-K as filed with the SEC on April 5, 2011 (File No. 000-32233) (1)

10.17	Description of Fiscal 2012 Annual Cash Incentive Award Opportunity. Incorporated by reference to the Company’s current report on Form 8-K as filed with the SEC on January 4, 2012 (File No. 000-32233) (1)

10.18	Credit Agreement by and between Peet’s Coffee & Tea, Inc. and Wells Fargo Bank, National Association, dated December 21, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2010 (File No. 000-32233).

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see signature page to this annual report on Form 10-K)

31.1	Certification of the Company's Chief Executive Officer, Patrick J. O'Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company's Chief Financial Officer, Thomas P. Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company's Chief Executive Officer, Patrick J. O'Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Chief Financial Officer, Thomas P. Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)        Management contract or compensatory plan or arrangement.

(b) See Item 15(a)(3) above

(c) See Item 15(a)(1) and 15(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2012	PEET’S COFFEE & TEA, INC
	By:	/s/ Patrick J. O'Dea
Patrick J. O'Dea
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. O'Dea and Thomas P. Cawley, each of whom may act without joinder of the other, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same (with all exhibits thereto and other documents in connection therewith) with the Securities and Exchange Commission, all granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. O'DEA	President, Chief Executive Officer and	March 9, 2012
Patrick J. O'Dea	Director (Principal Executive Officer)

/s/ THOMAS P. CAWLEY	Vice President, Chief Financial Officer	March 9, 2012
Thomas P. Cawley	(Principal Financial and
Accounting Officer)

/s/ JEAN-MICHEL VALETTE	Chairman	March 9, 2012
Jean-Michel Valette

/s/ GERALD BALDWIN	Director	March 9, 2012
Gerald Baldwin

/s/ HILARY BILLINGS	Director	March 9, 2012
Hilary Billings

/s/ DAVID DENO	Director	March 9, 2012
David Deno

/s/ TED W. HALL	Director	March 9, 2012
Ted W. Hall

/s/ MICHAEL LINTON	Director	March 9, 2012
Michael Linton

/s/ ELIZABETH SARTAIN	Director	March 9, 2012
Elizabeth Sartain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Peet’s Coffee & Tea, Inc.:

We have audited the accompanying consolidated balance sheets of Peet’s Coffee & Tea, Inc. and subsidiaries (the "Company") as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2012. We also have audited the Company's internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peet’s Coffee & Tea, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 9, 2012

PEET’S COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 1,	January 2,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$30,755	$44,629
Short-term marketable securities	3,800	4,183
Accounts receivable, net	20,522	14,852
Inventories	54,265	33,534
Deferred income taxes - current	5,041	4,420
Prepaid expenses and other	9,368	7,798
Total current assets	123,751	109,416

Long-term marketable securities	888	-
Property, plant and equipment, net	89,304	97,279
Other assets, net	1,328	2,137

Total assets	$215,271	$208,832

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$11,547	$9,138
Accrued compensation and benefits	10,283	11,555
Deferred revenue	7,382	7,102
Total current liabilities	29,212	27,795

Deferred income taxes - non current	367	46
Deferred lease credits	6,668	7,023
Other long-term liabilities	1,068	1,468
Total liabilities	37,315	36,332

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 13,136,000 and 13,063,000 shares	69,664	81,995
Accumulated other comprehensive income	2	2
Retained earnings	108,290	90,503

Total shareholders' equity	177,956	172,500

Total liabilities and shareholders' equity	$215,271	$208,832

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2011	2010	2009
	(52 weeks)	(52 weeks)	(53 weeks)

Retail stores	$214,270	$205,116	$201,139
Specialty sales	157,649	128,692	110,131
Net revenue	371,919	333,808	311,270

Cost of sales and related occupancy expenses	186,374	154,892	142,776
Operating expenses	113,229	109,646	106,652
Transaction related expenses/(income)	-	970	(4,183)
Litigation related expenses	3,260	(34)	2,957
General and administrative expenses	25,871	25,029	24,508
Depreciation and amortization expenses	15,578	15,767	15,167
Total costs and expenses from operations	344,312	306,270	287,877

Income from operations	27,607	27,538	23,393

Gain on sale of marketable securities	-	-	7,305
Interest income, net	8	8	112

Income before income taxes	27,615	27,546	30,810

Income tax provision	9,828	10,045	11,558

Net income	$17,787	$17,501	$19,252

Net income per share:
Basic	$1.37	$1.34	$1.48
Diluted	$1.33	$1.28	$1.44

Shares used in calculation of net income per share:
Basic	12,982	13,038	12,997
Diluted	13,366	13,643	13,349

See notes to consolidated financial statements.

PEET'S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

				Accumulated
	Common Stock			Other	Total
	Shares		Retained	Comprehensive	Shareholders'	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Equity	Income

Balance at December 28, 2008	13,174	$90,123	$53,750	$34	$143,907

Stock options exercised, including tax benefit	202	4,521			4,521
Stock sold in Employee Stock Purchase Progam	51	956			956
Stock-based compensation		3,018			3,018
Stock purchased in accordance with share purchase program	(323)	(6,564)			(6,564)
Net unrealized loss on marketable securities, net of tax of $23				(34)	(34)	$(34)
Net income			19,252		19,252	19,252
Balance at January 3, 2010	13,104	$92,054	$73,002	$-	$165,056	$19,218

Stock options exercised, including tax benefit	872	22,417			22,417
Stock sold in Employee Stock Purchase Progam	17	497			497
Stock-based compensation		3,354			3,354
Stock purchased in accordance with share purchase program	(930)	(36,327)			(36,327)
Net unrealized gain on marketable securities, net of tax of $2				2	2	$2
Net income			17,501		17,501	17,501
Balance at January 2, 2011	13,063	$81,995	$90,503	$2	$172,500	$17,503

Stock options exercised, including tax benefit	1,125	33,938			33,938
Stock sold in Employee Stock Purchase Progam	28	1,167			1,167
Stock-based compensation		3,844			3,844
Stock purchased in accordance with share purchase program	(1,080)	(51,280)			(51,280)
Net income			17,787		17,787	17,787
Balance at January 1, 2012	13,136	$69,664	$108,290	$2	$177,956	$17,787

See notes to consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fifty-two	Fifty-two	Fifty-three
	weeks ended	weeks ended	weeks ended
	January 1,	January 2,	January 3,
	2012	2011	2010

Cash flows from operating activities:
Net income	$17,787	$17,501	$19,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,886	17,959	17,279
Amortization of interest purchased	346	16	36
Stock-based compensation	3,844	3,354	3,018
Excess tax benefit from exercise of stock options	(10,167)	(5,501)	(892)
Tax benefit from exercise of stock options	9,406	4,936	695
Gain on sale of marketable securities	-	-	(7,305)
Loss on disposition of assets and asset impairment	765	129	1,141
Deferred income taxes	(300)	(1,103)	2,710
Changes in other assets and liabilities:
Accounts receivable, net	(5,670)	357	(3,285)
Inventories	(20,731)	(7,598)	188
Prepaid expenses and other current assets	(1,570)	(1,935)	1,330
Other assets	(4)	47	161
Accounts payable, accrued liabilities and deferred revenue	1,584	(3,809)	6,887
Deferred lease credits and other long-term liabilities	(755)	411	695
Net cash provided by operating activities	12,421	24,764	41,910

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,833)	(11,603)	(14,505)
Proceeds from sales of property, plant and equipment	5	19	11
Changes in restricted investments	798	558	877
Proceeds from sales and maturities of marketable securities	9,765	-	16,183
Purchases of marketable securities	(10,616)	(4,195)	(371)
Net cash (used in)/provided by investing activities	(10,881)	(15,221)	2,195

Cash flows from financing activities:
Net proceeds from issuance of common stock	25,699	17,978	4,782
Purchase of common stock	(51,280)	(36,327)	(6,564)
Excess tax benefit from exercise of stock options	10,167	5,501	892
Net cash used in financing activities	(15,414)	(12,848)	(890)

(Decrease)/increase in cash and cash equivalents	(13,874)	(3,305)	43,215
Cash and cash equivalents, beginning of period	44,629	47,934	4,719

Cash and cash equivalents, end of period	$30,755	$44,629	$47,934

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$245	$412	$156
Other cash flow information:
Cash paid for income taxes	3,044	7,227	7,213

See notes to consolidated financial statements.

Peet's Coffee & Tea, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

Peet's Coffee & Tea, Inc., a Washington corporation (together with its consolidated subsidiaries, the ‘‘Company”), sells fresh roasted coffee, hand selected tea, and related merchandise in several distribution channels, including grocery, home delivery, foodservice and office accounts and company-operated retail stores. At January 1, 2012 and January 2, 2011, the Company operated 196 and 192 retail stores, respectively in California, Colorado, Illinois, Oregon, Massachusetts and Washington.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Year End — The Company's fiscal year end is the Sunday closest to December 31. The fiscal years ended January 1, 2012 and January 2, 2011 included 52 weeks. The fiscal year ended January 3, 2010 included 53 weeks.

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

Inventories — Raw materials consist primarily of green coffee beans. Finished goods include roasted coffee, tea, accessory products and supplies, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method, except green bean and roasted coffee, which are valued at the average cost. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of coffee, tea and merchandise. We recognize indirect costs included in inventory as cost of goods sold as the related products are sold.

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

Other assets — Other assets include restricted cash, deposits and intangible assets, including lease rights and trademarks. Lease rights represent payments made to lessors and others to secure retail locations and are amortized on the straight-line method over the life of the related lease from 5 to 10 years. The cost of intangible assets, primarily lease rights, subject to amortization was $171,000 at January 1, 2012 and $472,000 at January 2, 2011. Future amortization expense for 2012 through 2016 is estimated at $11,000, $10,000, $10,000 and $8,000, and $0 respectively.

Restricted cash of $1,093,000 and $1,891,000 as of January 1, 2012 and January 2, 2011, respectively, represents collateral for the Company’s high deductible workers’ compensation policy.

Impairment of Long-Lived Assets — When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Property, plant and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows for retail net assets are identified at the individual store level. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations for an amount equal to the difference between the carrying value and the assets’ fair value. The fair value of the retail net asset is estimated using the discounted cash flows of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. The Company considers the economic environment when estimating future cash flows. In 2011, impairment losses for underperforming stores were $412,000. In 2010, there were no impairment losses recorded for underperforming stores. Impairment losses for underperforming stores recorded during 2009 were $128,000. Impairment losses were classified as operating expenses on the consolidated statements of income.

Accrued Workers’ Compensation and Benefits — The Company records an estimated liability for the self-insured portion of workers' compensation claims. The liability is determined based on an actuarial assessment of information received from the Company’s insurance carrier including claims paid, filed and reserved for and historical experience. As of January 1, 2012 and January 2, 2011 the Company had $367,000 and $552,000, respectively, accrued for workers' compensation. For claims incurred during the policy years beginning March 1, 2008, the Company purchased a guaranteed cost insurance policy and therefore our self-insured claims exposure is limited to incidents prior to March 1, 2008.

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

A summary of the allowance for doubtful accounts is as follows (in thousands):

	Balance at	Additions
	Beginning	Charged to	Write-offs	Balance at
	of Year	Expense	and Other	End of Year
Allowance for doubtful accounts
Year ended January 1, 2012	$283	$42	$(201)	$124
Year ended January 2, 2011	132	187	(36)	283
Year ended January 3, 2010	136	(4)	-	132

The Company records shipping revenue in net revenue. The Company recorded shipping revenue of $1,782,000, $1,789,000 and $1,948,000 related to home delivery sales in 2011, 2010 and 2009, respectively.

Cost of sales and related occupancy expenses — Cost of sales and related occupancy expenses consist primarily of coffee and other product costs. It also includes plant manufacturing (including depreciation), freight and distribution costs. Occupancy expenses include rent and related expenses, such as utilities.

Operating expenses — Operating expenses consist of both retail store and specialty operating costs, such as employee labor and benefits, independent distributor commissions, repairs and maintenance, supplies, training, travel and banking and card processing fees.

Preopening costs — Costs incurred in connection with the start-up and promotion of new store openings are expensed as incurred.

Advertising costs — Advertising costs are expensed as incurred. Advertising expense was $5,387,000, $4,248,000 and $4,944,000 in 2011, 2010 and 2009, respectively.

Operating leases — Certain of the Company's lease agreements provide for tenant improvement allowances, rent holidays, scheduled rent increases and/or contingent rent provisions during the term of the lease. For purposes of recognizing incentives and minimum rental expenses, rent is expensed on a straight-line basis, and the Company records the difference between the recognized rental expense and amounts payable under the lease to deferred lease credits over the lease term, which may or may not coincide with the commencement of the lease. Tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. If the original lease term is less than the Company’s anticipated rental period, an additional stated option term is included in the straight-line computation. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accounts payable and other accrued liabilities on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. When ceasing operations under operating leases, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord, the Company will record the expense upon the earlier of the cease-use date or signing of an agreement with the landlord. Finally, in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any sublease income that can be generated from the location and expenses the present value of the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

Gift Cards — The Company sells stored value gift cards in its retail stores and through its web site. The gift cards do not have an expiration date. The Company recognizes income from gift cards when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon our historical redemption patterns. We apply an estimated gift card breakage rate after the card has been dormant for 24 months, when based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income of $643,000, $634,000 and $580,000 in 2011, 2010 and 2009, respectively, is included in operating expenses in the consolidated statements of income.

Income Taxes — The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 — Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

We measure the fair value of marketable securities based on quoted prices in active markets for identical assets. The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

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

Stock-based compensation expense and related tax benefit was recognized as follows in the consolidated statements of income (in thousands):

	2011	2010	2009

Stock-based compensation expense	$3,546	$3,227	$2,866
ESPP expense	298	127	152
Total	$3,844	$3,354	$3,018

Cost of sales and related occupancy expenses	$702	$535	$294
Operating expenses	1,060	1,009	1,209
General and administrative expenses	2,082	1,810	1,515
Total	$3,844	$3,354	$3,018

Tax benefit	$1,543	$1,365	$1,229

The fair value of each restricted stock unit awards “RSU” is equal to the stock price on the date of grant. The fair value of each option grant and ESPP award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Stock Options			ESPP
	2011	2010	2009	2011	2010	2009

Expected term in years	5.3	5.8	5.7	0.3	0.3	0.5
Expected stock price volatility	36.1%	36.5%	37.6%	32.9%	33.4%	36.9%
Risk-free interest rate	2.1%	2.2%	2.9%	5.5%	1.6%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Estimated fair value per option granted	$17.36	$13.92	$10.57	$10.65	$8.21	$5.96
Estimated fair value per RSU awarded	$47.31	$37.14	$-	$-	$-	$-

Net Income per Share — Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 114,091, 168,838, and 1,166,422 have been excluded from diluted weighted average shares outstanding in 2011, 2010, and 2009, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	2011	2010	2009

Basic weighted average shares outstanding	12,982	13,038	12,997
Incremental shares from assumed exercise of stock options	384	605	352
Diluted weighted average shares outstanding	13,366	13,643	13,349

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is to be applied prospectively for interim periods and fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the new guidance only affects the presentation of other comprehensive income, it will not have a material impact on the Company's results of operations, financial position or cash flows.

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

The fair values of our investments in marketable securities were determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1. The Company has the following assets that are adjusted to fair value on a recurring basis classified as Level 1.

F-11

2011
State and local government obligations	$3,800
Total marketable securities - short term	$3,800

State and local government obligations	$888
Total marketable securities - long term	$888

2010
State and local government obligations	$4,183
Total marketable securities - short term	$4,183

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. In 2011, the Company recorded a charge of $412,000 related to the impairment of two under-performing stores. In 2010, the Company was not required to measure any non-financial assets and liabilities at fair value. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in operating expenses in the accompanying consolidated statements of income. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.	Inventories

The Company's inventories consist of the following at year end 2011 and 2010 (in thousands):

	2011	2010

Green coffee	$43,671	$23,200
Other inventory	10,593	10,334
Total	$54,265	$33,534

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at year end 2011 and 2010 (in thousands):

	2011	2010

Leasehold improvements	$77,650	$75,157
Furniture, fixtures and equipment	94,783	89,598
Plant equipment	18,086	17,986
Construction in progress	1,965	1,288
Building	14,238	14,238
Land	8,902	8,902

Total	215,624	207,169
Less: Accumulated depreciation	(126,320)	(109,890)

Property, plant and equipment, net	$89,304	$97,279

Depreciation expense was $17,871,000 in 2011, $17,926,000 in 2010, and $17,194,000 in 2009. Construction in progress includes retail stores under construction and related fixtures, manufacturing plant equipment, and other capital projects not yet placed in service.

5.	Marketable Securities

At January 1, 2012 and January 2, 2011, the Company maintained marketable securities classified as available-for-sale as follows (in thousands). Gross unrealized holding gains at January 1, 2012 are due to fluctuations in interest rates.

	Amortized	Gross Unrealized	Fair
January 1, 2012	Cost	Holding Gains/(Losses)	Value
State and local government obligations	$3,802	$(2)	$3,800
Total marketable securities - short term	$3,802	$(2)	$3,800

State and local government obligations	886	2	888
Total marketable securities - long term	$886	$2	$888

	Amortized	Gross Unrealized	Fair
January 2, 2011	Cost	Holding Gains/(Losses)	Value
State and local government obligations	$4,179	$4	$4,183
Total marketable securities - short term	$4,179	$4	$4,183

At January 1, 2012, all long-term marketable securities have maturities ranging between one and two years. As of January 1, 2012, the Company had total unrealized losses of $2,000 reported in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of any related tax effect.

6.	Income Taxes

The income tax provision consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$8,394	$8,984	$6,830
State	2,433	2,572	2,051
Total	10,827	11,556	8,881

Deferred:
Federal	(526)	(1,110)	2,751
State	(473)	(401)	(74)
Total	(999)	(1,511)	2,677

Total	$9,828	$10,045	$11,558

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2011	2010	2009

Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes less federal benefit	5.2	5.7	5.7
Tax-exempt interest	(0.1)	0.0	(0.1)
Domestic production deduction	(3.4)	(3.2)	(1.4)
Hiring tax credits	(1.5)	(1.5)	(1.6)
Other,net	0.4	0.4	(0.1)

Total	35.6%	36.4%	37.5%

Deferred tax assets (liabilities) consist of the following at year end 2011 and 2010 (in thousands):

	2011	2010

Credit carryforwards	$1,181	$747
Scheduled rent	2,675	2,829
Accrued reserves	2,127	1,287
Accrued compensation	1,855	3,133
State taxes	152	394
Stock options	2,871	3,969
Other	1,238	312
Gross deferred tax assets	12,099	12,671
Property, plant and equipment	(7,284)	(8,491)
Other	(141)	194
Gross deferred tax liabilities	(7,425)	(8,297)
Net deferred tax assets	$4,674	$4,374

The Company adopted ASC 740, “Unrecognized Tax Benefits,” as of January 1, 2007.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	2011	2010	2009

Beginning gross unrecognized tax benefit	$161	$123	$109
Gross increases for the current period	3	38	14
Gross decreases for the current period	(23)	-	-
Ending gross unrecognized tax benefit	$141	$161	$123

The amount of unrecognized tax benefits that would increase the Company’s tax rate if recognized is $141,000. This relates to state exposures from not filing a state tax return. The decrease of $23,000 is from settlements with various tax jurisdictions. It is the Company’s policy to recognize interest and penalties in the tax provision. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest, net of settlements, of $10,000, $15,000, and $15,000 for 2011, 2010 and 2009, respectively. In addition to the unrecognized tax benefit, as of January 1, 2012, the Company has recognized a liability for penalties and interest of $81,000. The total amounts for the years ended January 2, 2011 and January 3, 2010 were $69,000 and $57,000, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns for the years 2002 through 2007 were effectively settled with the Internal Revenue Service. The Company’s federal income tax returns for 2008 through 2010 are open tax years. The Company’s returns for the state of California tax for 2007 through 2010 are open tax years. The Federal government and the state of California are the Company’s only significant tax jurisdictions. The Company also files in numerous state jurisdictions with varying statutes of limitations.

No valuation allowance for deferred tax assets was recorded as management believes it is more likely than not that all of the deferred tax assets will be realized. The Company has California Enterprise Zone credit carryforwards of $1,181,000 that do not expire.

7.	Employee Benefit Plan

The Company's 401(k) plan covers substantially all employees that are 21 years of age and older. Employees may contribute up to 100% of their annual salary up to a maximum of $16,500. The Company matches 50% of amounts contributed by its employees after one year of employment, subject to a maximum of 5% of the employees’ eligible compensation contributed to the plan. The Company’s contribution was $718,000, $676,000 and $646,000 in 2011, 2010 and 2009, respectively. The plan does not offer investments in Company stock.

8.	Stock Purchase Program

On October 27, 2008, the Board of Directors approved a stock purchase program providing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion and the Company announced its plan on October 28, 2008 on Form 8-K. During the year ended January 2, 2011, the Company purchased and retired 735,888 shares at an average price of $38.64, in accordance with this stock purchase program. There were no purchases under this program in 2011. As of January 1, 2012, no shares remained available for purchase under this stock purchase program.

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock. During the year ended January 1, 2012, the Company purchased and retired 805,451 shares of common stock, at an average price of $44.20. During the year ended January 2, 2011, the Company purchased and retired 194,549 shares of common stock, at an average price of $40.57. As of January 1, 2012, no shares remained available for purchase under this stock purchase program.

On May 27, 2011, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock. During the year ended January 1, 2012, the Company purchased 274,834 shares of common stock, at an average price of $57.06, in accordance with this stock purchase program. As of January 1, 2012, 725,166 shares remained available for purchase under this stock purchase program. Purchases under this stock purchase program may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

9.	Stock Option, Employee Purchase and Deferred Compensation Plans

On May 18, 2010, the Company’s shareholders approved the Peet’s Coffee & Tea, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan is intended as the successor to and continuation of the Peet’s Coffee & Tea, Inc. 2000 Equity Incentive Plan (“Prior Plan”). Under the 2010 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance stock awards, performance cash awards, and other stock awards. The aggregate number of shares of common stock that may be issued pursuant to stock awards from and after May 18, 2010 shall not exceed 700,000 shares plus shares underlying options under the Prior Plan that expire or terminate, less one share for each share of stock issued pursuant to an option or stock appreciation right under the Prior Plan after January 2, 2011 and 1.8 shares for each share of stock issued pursuant to a restricted stock award, restricted stock unit award, performance stock award, performance cash award, or other stock award. No additional stock awards will be granted under the Prior Plan.

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

In 2001, the Company adopted the 2000 Non-Employee Director Plan that provides for the automatic grant of non statutory stock options to purchase shares of common stock to non-employee directors, which is administered by the Board of Directors. The aggregate number of shares of common stock that may be issued under the plan is 750,000. The shareholder approval on May 18, 2010 of the 2010 Equity Incentive Plan amended the 2000 Non-Employee Director Plan such that it eliminated the evergreen feature that automatically increased the share reserve. The exercise price of options granted is equal to the fair market value of the common stock on the date of grant and options have a term no more than ten years from the date granted. Stock options vest according to a pre-determined vest schedule set at grant date. In 2011, 2010, and 2009, the Company granted non-employee director options to purchase an aggregate of 35,000, 35,000, and 35,000, shares of common stock, respectively.

The aggregate intrinsic value in the table below is before applicable income taxes, based on the Company’s closing stock price of $62.68 as of the last business day of the year, represents what would have been received by the optionees had all options been exercised on that date. As of January 1, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5.2 million, which is expected to be recognized over a weighted average period of approximately 24 months.

As of January 1, 2012, there were 1,185,136 shares available for grant under the 2010 stock option plan, no shares available for grant under the 2000 stock option plan, and 136,850 shares available for grant under the 2000 Non-Employee Director stock option plan. Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at December 28, 2008	2,696,019	$21.68	5.82	$8,753
Granted	382,014	26.28
Canceled	(112,374)	25.46
Exercised	(201,434)	19.02
Oustanding at January 3, 2010	2,764,225	$22.35	5.50	$30,400
Granted	258,530	36.41
Canceled	(132,013)	26.54
Exercised	(872,052)	20.06
Oustanding at January 2, 2011	2,018,690	$24.87	5.63	$34,050
Granted	169,530	48.43
Canceled	(41,777)	26.75
Exercised	(1,118,082)	21.96
Oustanding at January 1, 2012	1,028,361	$31.84	6.76	$31,714

Vested or expected to vest, January 1, 2012	893,282	$31.71	6.87	$27,667
Exercisable at January 1, 2012	413,027	$26.95	5.45	$14,758

The aggregate intrinsic value of stock options exercised was $31,354,000, $17,083,000, and $2,864,000 in 2011, 2010, and 2009, respectively.

The following table summarizes stock option information at year end 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
Range of	Number of	Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$12.98 to $26.34	362,702	6.15	$24.42	163,386	$23.14
$26.42 to $28.91	243,905	4.92	27.46	155,967	26.71
$30.60 to $37.10	207,639	7.55	34.79	87,624	33.63
$38.65 to $50.98	208,075	9.10	46.23	6,050	39.37
$54.37 to $60.31	6,040	9.74	56.97	-	0
$12.98 to $60.31	1,028,361	6.76	$31.84	413,027	$26.95

Changes in Restricted Stock Units were as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Units	Grant Date	Contractual	Value
	Outstanding	Fair Value	Life (Years)	(in thousands)

Outstanding at January 2, 2011	24,901	$37.14	2.92	$1,004
Granted	25,010	47.31
Released	(7,692)	37.14
Forfeited, cancelled or expired	(5,953)	41.82
Outstanding at January 1, 2012	36,266	$43.38	1.12	$2,273

During 2001, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"), where eligible employees can choose to have up to 15% of their annual earnings withheld to purchase the Company's common stock. The purchase price of stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. The Company authorized 200,000 shares of common stock available for issuance under the plan, which increased as of each annual meeting of the Company's shareholders, beginning 2002 by the least of 200,000 shares or 1.5% of the number of shares of common stock outstanding on that date. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. On May 27, 2011, the Board of Directors of the Company amended the ESPP to eliminate the automatic annual increases in the number of shares available for issuance under the ESPP. During 2011, 2010, and 2009, employees purchased 28,775, 17,145, and 51,323 shares, respectively, of the Company's common stock under the plan at a weighted-average per share price of $40.55, $28.95, and $18.51, respectively. At January 1, 2012, 1,418,445 shares remain available for future issuance.

Effective December 1, 2003, Peet’s Operating Company, Inc. adopted a Nonqualified Deferred Compensation Plan, which subsequently has been amended and restated, including an amendment and restatement that was effective January 1, 2012 (the "Plan").  The purpose of the Plan is to offer senior management employees an opportunity to elect to defer the receipt of salary and bonus compensation.  The Plan credits compensation deferrals with a rate of return that is tied to any combination of specified mutual funds and a fixed interest account, as designated by each Plan participant. Wells Fargo Bank National Association, as trustee, holds in trust (but subject to the claims of Peet’s Operating Company, Inc.’s creditors) those compensation deferrals that are designated to be credited with rates of return tied to specified mutual funds and invests such amounts in those mutual funds. The Plan is intended to be a "top hat" plan (i.e., an unfunded  deferred compensation plan maintained for a select group of management or highly compensated employees) under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA").   The long-term liability related to compensation deferrals under the Plan was $829,000 and $1,219,000 as of January 1, 2012 and January 2, 2011, respectively, which is included in deferred lease credits on the consolidated balance sheets. The related asset is classified in cash and cash equivalents.

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

During the year and as of January 1, 2012, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of January 1, 2012.

11.	Store Closures

The Company closed four underperforming retail locations in 2009 and two stores in 2010 that were at the end of their lease term. In connection with the four store closures in 2009, the Company incurred certain costs related to store lease obligations and employee related expenses as follows:

	Balance at	Additions
	Beginning	Charged to	Cash	Balance at
	of Year	Expense	Payments	End of Year
2011
Lease obligations	$230	$73	$(84)	$219
Employee related expenses	-	-	-	-
Total	$230	$73	$(84)	$219

2010
Lease obligations	$443	$140	$(353)	$230
Employee related expenses	24	-	(24)	-
Total	$467	$140	$(377)	$230

2009
Lease obligations	$-	$443	$-	$443
Employee related expenses	-	24	-	24
Total	$-	$467	$-	$467

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

There were no lease or other obligations associated with closing the two stores at the end of their lease term in 2010.

12.	Transaction-related Expenses/(Income)

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

No transaction-related expenses/(income) were recorded in fiscal 2011.

13.	Commitments and Contingencies

Leases — The Company leases its Emeryville, California administrative offices, its retail stores, its storage warehouses and its direct store delivery vehicles under operating leases that expire from 2012 through 2024. Certain leases contain renewal options for an additional five to fifteen years, and also provide for contingent rents to be paid equal to a stipulated percentage of sales. The lease agreements also provide for periodic adjustments to the minimum lease payments based on changes in cost of living indices or other scheduled increases.

Future minimum lease payments required under non-cancelable operating leases subsequent to January 1, 2012 are as follows (amounts in thousands):

Leases

Years:
2012	$17,862
2013	16,478
2014	14,903
2015	12,316
2016	9,978
Thereafter	14,872
Total minimum lease payments	$86,409

Rent expense was $17,316,000, $16,993,000 and $16,584,000 for 2011, 2010 and 2009, respectively, including contingent rents of $16,000, $55,000 and $113,000, respectively.

Purchase Commitments — As of January 1, 2012, the Company had outstanding coffee purchase commitments with both fixed prices and prices with a fixed premium over the New York “C” market as follows (amounts in thousands):

Purchase Commitments

Years:
2012	$50,065
2013	1,445
2014	305
Total minimum purchase commitments	$51,815

Legal Proceedings — The Company is party to the significant legal proceedings described below.

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California (the “class”) naming the Company as a defendant. One of the named plaintiffs was removed by an amended complaint and the remaining named plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On September 14, 2011, the Company reached a tentative settlement pursuant to which the Company denies any liability but agrees to maximum payment to class participants of $2,875,000, including plaintiff’s attorney’s fees. On December 19, 2011, the California Superior Court granted preliminary approval of the settlement terms. These costs, in addition to the Company’s attorney’s fees, are reflected as litigation-related expenses in the accompanying consolidated statements of income.

On August 7, 2010, the Council for Education and Research on Toxics (“CERT”), filed an enforcement action under California Health and Safety Code section 25249.6 (“Proposition 65”) against a number of companies, including the Company, for  not providing "clear and reasonable warnings" before allegedly exposing individuals in California to acrylamide in “ready to drink” coffee.   On May 9, 2011, CERT sued more than 40 companies that sell beans, grounds and other "coffee" products in California, including the Company, for not providing "clear and reasonable warnings" before allegedly exposing individuals in California to acrylamide in such coffee products.  The cases have been related and are pending in Los Angeles County Superior Court.  The Company has joined with the other defendants and is vigorously defending these actions.  As these matters are at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

On May 17, 2011, Aegis Retail Group, LLC and various affiliates (“Aegis”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York claiming that the Company breached an alleged agreement to permit Aegis to open licensed Peet's Coffee & Tea locations and participate in the Company’s “We Proudly Brew” program in the New York metropolitan area.  The Company is vigorously defending against this claim. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter. On May 19, 2011, Aegis filed a motion for preliminary injunction that sought to compel the Company to reinstate and continue Aegis’s participation in our “We Proudly Brew” program at two locations and to continue to negotiate licenses for two locations. On December 21, 2011 the court denied Aegis’s request for preliminary injunction.

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

The Company operates in two reportable segments: retail and specialty. Retail store operations consist of sales of whole bean coffee, beverages, tea and related products through Company-operated retail stores. Specialty consists of whole bean coffee sales through three operating segments: grocery, foodservice and office, and home delivery. In accordance with the aggregation criteria of ASC 280, these three operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the specialty operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, and competitive risks. In addition, each operating segment has similar products, similar production processes, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material additional information.

The Company’s chief operating decision maker evaluates segment performance primarily based on revenue and segment operating income. The following table presents certain financial information for each segment. Segment income before taxes excludes unallocated marketing expenses and general and administrative expenses. Unallocated assets include cash, coffee inventory in the warehouse, corporate headquarter assets and intangible and other assets.

	Retail		Specialty		Unallocated		Total
		Percent		Percent				Percent
		of Net		of Net				of Net
	Amount	Revenue	Amount	Revenue	Amount		Amount	Revenue

2011
Net revenue (b)	$214,270	100.0%	$157,649	100.0%			$371,919	100.0%
Cost of sales and occupancy	96,193	44.9%	90,181	57.2%			186,374	50.1%
Operating expenses	82,148	38.3%	31,081	19.7%			113,229	30.4%
Litigation related expenses	3,260	0.0%					3,260	0.9%
Depreciation and amortization	10,917	5.1%	1,698	1.1%	$2,963		15,578	4.2%
Segment operating income	21,752	10.2%	34,689	22.0%	(28,834)		27,607	7.4%
Total assets	46,301		25,281		143,689	(a)	215,271
Capital expenditures	6,839		1,490		2,504		10,833

2010
Net revenue (b)	$205,116	100.0%	$128,692	100.0%			$333,808	100.0%
Cost of sales and occupancy	88,622	43.2%	66,270	51.5%			154,892	46.4%
Operating expenses	82,762	40.3%	26,884	20.9%			109,646	32.8%
Litigation related expenses	(34)	0.0%					(34)	0.0%
Depreciation and amortization	11,216	5.5%	1,746	1.4%	$2,805		15,767	4.7%
Segment operating income	22,550	11.0%	33,792	26.3%	(28,804	)(c)	27,538	8.2%
Total assets	50,694		19,440		138,698	(a)	208,832
Capital expenditures	6,170		876		4,557		11,603

2009
Net revenue (b)	$201,139	100.0%	$110,131	100.0%			$311,270	100.0%
Cost of sales and occupancy	87,843	43.7%	54,933	49.9%			142,776	45.9%
Operating expenses	83,616	41.6%	23,036	20.9%			106,652	34.3%
Litigation related expenses	2,957						2,957	0.9%
Depreciation and amortization	11,267	5.6%	1,758	1.6%	$2,143		15,167	4.9%
Segment operating income	15,457	7.7%	30,404	27.6%	(22,467	)(c)	23,393	7.5%
Total assets	58,578		20,682		125,543	(a)	204,803
Capital expenditures	6,874		1,128		6,503		14,505

(a) Unallocated total assets includes cash and marketable securities of $34,555,000, $48,812,000 and $47,934,000 at the end of the years 2011, 2010 and 2009, respectively.

(b) There were no inter-segment revenues for the years 2011, 2010 and 2009, respectively.

(c) Unallocated segement operating income includes transaction related expenses/(income) of $1.0 million in 2010 and an $8.5 million break-up fee received for the termination of a definitive agreement for Peet's to acquire Diedrich Coffee, net of $4.3 million of external professional and legal fees incurred related to the transaction in 2009.

Net revenue from the two product lines is as follows (in thousands):

	2011	2010	2009

Whole bean coffee, tea and related products	$216,126	$186,403	$163,605
Beverages and pastries	155,793	147,405	147,665
Total	$371,919	$333,808	$311,270

15.	Quarterly Financial Information (Unaudited, in thousands, except per share data)

	Quarter Ended
	April 3,	July 3,	October 2,	January 1,
	2011	2011	2011	2012

Net revenue	$88,472	$90,616	$91,209	$101,622
Cost of sales and related occupancy expenses	41,220	44,558	47,062	53,534
Litigation related expenses (a)	41	38	3,181	-
Income from operations	8,640	7,982	2,239	8,746
Net income	5,513	5,111	1,516	5,647
Basic income per share	0.42	0.40	0.12	0.43
Diluted income per share	0.41	0.38	0.11	0.42

	Quarter Ended
	April 4,	July 4,	October 3,	January 2,
	2010	2010	2010	2011

Net revenue	$81,196	$80,776	$80,208	$91,628
Cost of sales and related occupancy expenses	37,539	37,377	38,138	41,838
Transaction related expenses/(income) (b)	824	146	-	-
Litigation related expenses (a)	-	17	(66)	15
Income from operations	4,817	6,674	5,852	10,195
Net income	3,051	4,255	3,763	6,432
Basic income per share	0.23	0.32	0.29	0.50
Diluted income per share	0.22	0.31	0.28	0.48

a)	Litigation-related expenses reflect 1) expenses incurred or accrued in connection with a class action lawsuit filed against the Company in the first quarter of 2010, including in connection with the pending settlement thereof and 2) amounts recorded into income in 2010 in connection with a class action lawsuit filed against the Company in the third quarter of 2008, based on the difference between the previously recorded liability and the final settlement payment. See Note 13, “Commitments and Contingencies,” for further discussion.

b)	Transaction-related expenses reflect legal and related expenses incurred in connection with a subpoena received from the Federal Trade Commission (FTC) relating to the FTC’s anti-trust review of the acquisition of Diedrich Coffee by Green Mountain Coffee Roasters.

