Form 10-Q
period 2012-04-01
PEETS COFFEE & TEA INC
filed 2012-05-04
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

As of April 30, 2012, 13,250,663 of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	April 1,	January 1,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$44,977	$30,755
Short-term marketable securities	5,877	3,800
Accounts receivable, net	18,496	20,522
Inventories	48,832	54,265
Deferred income taxes - current	5,041	5,041
Prepaid expenses and other	9,068	9,368
Total current assets	132,291	123,751

Long-term marketable securities	1,108	888
Property, plant and equipment, net	87,047	89,304
Other assets, net	2,313	1,328

Total assets	$222,759	$215,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$13,577	$11,547
Accrued compensation and benefits	7,020	10,283
Deferred revenue	6,558	7,382
Total current liabilities	27,155	29,212

Deferred income taxes - non current	368	367
Deferred lease credits	6,517	6,668
Other long-term liabilities	2,376	1,068
Total liabilities	36,416	37,315

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding: 13,236,000 and 13,136,000 shares	74,666	69,664
Accumulated other comprehensive income	3	2
Retained earnings	111,674	108,290

Total shareholders' equity	186,343	177,956

Total liabilities and shareholders' equity	$222,759	$215,271

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended
	April 1,	April 3,
	2012	2011

Retail stores	$54,115	$52,089
Specialty sales	40,659	36,383
Net revenue	94,774	88,472

Cost of sales and related occupancy expenses	48,356	41,220
Operating expenses	29,826	27,884
Litigation related expenses	-	41
General and administrative expenses	7,382	6,768
Depreciation and amortization expenses	3,942	3,919
Total costs and expenses from operations	89,506	79,832

Income from operations	5,268	8,640

Interest income, net	6	11

Income before income taxes	5,274	8,651

Income tax provision	1,890	3,138

Net income	$3,384	$5,513

Unrealized gain on investments	1	5

Comprehensive income	$3,385	$5,518

Net income per share:
Basic	$0.26	$0.42
Diluted	$0.25	$0.41

Shares used in calculation of net income per share:
Basic	13,171	13,109
Diluted	13,482	13,520

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	April 1,	April 3,
	2012	2011

Cash flows from operating activities:
Net income	$3,384	$5,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,478	4,501
Amortization of interest purchased	69	83
Stock-based compensation	990	906
Excess tax benefit from exercise of stock options	(1,121)	(3,508)
Tax benefit from exercise of stock options	1,088	3,221
Loss on disposition of assets and asset impairment	50	126
Deferred income taxes	1	68
Changes in other assets and liabilities:
Accounts receivable, net	2,026	(1,566)
Inventories	5,433	2,281
Prepaid expenses and other current assets	300	(30)
Other assets	(1,288)	(1)
Accounts payable, accrued liabilities and deferred revenue	(1,927)	(5,273)
Deferred lease credits and other long-term liabilities	1,157	(436)
Net cash provided by operating activities	14,640	5,885

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,398)	(1,821)
Changes in restricted investments	300	798
Proceeds from sales and maturities of marketable securities	1,080	703
Purchases of marketable securities	(3,445)	(5,329)
Net cash used in investing activities	(4,463)	(5,649)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,924	7,730
Purchase of common stock	-	(21,244)
Excess tax benefit from exercise of stock options	1,121	3,508
Net cash provided by/(used in) financing activities	4,045	(10,006)

Increase/(decrease) in cash and cash equivalents	14,222	(9,770)
Cash and cash equivalents, beginning of period	30,755	44,629

Cash and cash equivalents, end of period	$44,977	$34,859

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$115	$187
Other cash flow information:
Cash paid for income taxes	67	181

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of April 1, 2012 and for the thirteen weeks ended April 1, 2012 and April 3, 2011 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 1, 2012 (the “2011 Annual Report”).

The results of operations for the thirteen weeks ended April 1, 2012 are not necessarily indicative of the results expected for the full year. Litigation-related expenses have been presented separately from operating expense in the condensed consolidated statements of income and comprehensive income for all periods presented to conform to current period presentation. These reclassifications did not have an impact on income from operations, income before income taxes, net income, operating or total cash flows, or the financial position for any period presented.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively beginning after December 15, 2011. We adopted the guidance in our first quarter of 2012 and there was no material impact on our condensed consolidated financial statements or related footnotes.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the guidance in our first quarter of 2012 with no material impact on our condensed consolidated financial statements or related footnotes.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options. Anti-dilutive shares of 31,967 and 174,467 have been excluded from diluted weighted average shares outstanding for the thirteen-week periods ended April 1, 2012 and April 3, 2011, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks
	April 1,	April 3,
	2012	2011

Basic weighted average shares
outstanding	13,171	13,109
Incremental shares from assumed
exercise of stock options and awards	311	411
Diluted weighted average shares
outstanding	13,482	13,520

2.	Fair Value Measurements

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

		April 1,	January 1,
	Level	2012	2012

State and local government obligations - short-term (a)	1	$5,877	$3,800
State and local government obligations - long-term (a)	1	1,108	888
Deferred compensation plan assets (b)	1	1,283	-
Total		$8,268	$4,688

(a)	The fair values of our investments in our marketable securities were determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1. The Company’s marketable securities consist of equity securities and interest-bearing, U.S. government, agency, and municipal securities.

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

(b)	Represents the fair value of plan assets invested in frequently-priced mutual funds established under a Rabbi Trust for the Company’s non-qualified deferred compensation plan and are classified as Level 1. The plan assets are recorded in other assets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. As of April 1, 2012, the Company was not required to measure any non-financial assets and liabilities at fair value. For the period ended April 3, 2011, the Company recorded a charge of $97,000 related to the impairment of assets at an under-performing store. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates and other factors. This impairment charge was included in operating expenses in the accompanying condensed consolidated statements of income and comprehensive income.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	April 1,	January 1,
	2012	2012

Green coffee	$36,812	$43,671
Other inventory	12,020	10,594
Total	$48,832	$54,265

4.	Stock Purchase Program

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the thirteen weeks ended April 1, 2012 and April 3, 2011, the Company purchased 0 shares of common stock at an average price of $0 and 503,295 shares of common stock at an average price of $42.21, respectively, in accordance with this stock purchase program. No shares remain available for purchase under this stock purchase program.

On May 27, 2011, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock. No purchases were made during the thirteen weeks ended April 1, 2012 and 725,166 shares remain available for purchase under this stock purchase program.

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

On May 27, 2011, the Company’s shareholders approved an amendment to the 2010 Plan (as amended, the “Amended 2010 Plan”). Under the Amended 2010 Plan, the aggregate number of shares of common stock that may be issued pursuant to stock awards from and after May 18, 2010 shall not exceed 1,450,000 shares plus shares underlying options under the Prior Plan that expire or terminate, less one share for each share of stock issued pursuant to an option or stock appreciation right granted under the Prior Plan after January 3, 2010 and 1.8 shares for each share of stock issued pursuant to a restricted stock award, restricted stock unit award, performance stock award, performance cash award, or other stock award granted under the Prior Plan after January 3, 2010. The Amended 2010 Plan provides that the number of shares available for issuance under the Amended 2010 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by two shares for each share of common stock subject to any other type of award issued pursuant to the Amended 2010 Plan.

Stock Option Activity

Changes in stock options were as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2012	1,028,361	$31.84	6.76	$31,714
Granted	50,000	66.70
Cancelled	(6,329)	26.87
Exercised	(91,950)	27.41
Outstanding at April 1, 2012	980,082	$34.07	6.77	$38,843
Vested or expected to vest, April 1, 2012	914,828	$33.50	6.69	$36,782
Exercisable at April 1, 2012	330,516	$26.99	5.16	$15,440

Restricted Stock Unit Awards

Changes in RSU’s were as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2012	36,266	$43.38
Granted	-	$-
Released	-	$-
Cancelled	(927)	$43.17
Outstanding at April 1, 2012	35,339	$43.39

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

During the thirteen-week period ended April 1, 2012, 7,606 shares of the Company’s common stock were purchased under the ESPP. At April 1, 2012, 1,410,839 shares remain available for future issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income and comprehensive income as follows (in thousands):

	Thirteen weeks ended
	April 1,	April 3,
	2012	2011

Stock-based compensation expense	$893	$810
Employee Stock Purchase Plan expense	97	96
Total	$990	$906

Cost of sales and related occupancy expenses	$152	$129
Operating expenses	332	303
General and administrative expenses	506	474
Total	$990	$906

Tax benefit	$397	$369

The fair value of each RSU is equal to the stock price on the date of grant. The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	April 1,	April 3,
	2012	2011
Expected term in years	5.6	6.0
Expected stock price volatility	35.8%	36.0%
Risk-free interest rate	0.9%	2.3%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$21.87	$16.37
Estimated fair value per RSU awarded	$-	$-

6.	Line of Credit

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

During the thirteen weeks ended April 1, 2012 and as of April 1, 2012, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50 million as of April 1, 2012.

7.	Legal Proceedings

The Company is party to the significant legal proceedings described below.

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California (the “class”) naming the Company as a defendant. One of the named plaintiffs was removed by an amended complaint and the remaining named plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On September 14, 2011, the Company reached a tentative settlement pursuant to which the Company denies any liability but agrees to maximum payment to class participants of $2,875,000, including plaintiff’s attorney’s fees. On December 19, 2011, the California Superior Court granted preliminary approval of the settlement terms. At the time of the tentative settlement these costs, in addition to the Company’s attorney’s fees,  were recorded as litigation-related expenses. All related costs incurred in the prior period have been reflected in litigation-related expenses in the accompanying consolidated statements of income.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue
For the thirteen weeks ended April 1, 2012
Net revenue	$54,115	100.0%	$40,659	100.0%		$94,774	100.0%
Cost of sales and occupancy	24,517	45.3%	23,839	58.6%		48,356	51.0%
Operating expenses	21,065	38.9%	8,761	21.5%		29,826	31.5%
Depreciation and amortization	2,789	5.2%	367	0.9%	$786	3,942	4.2%
Segment operating income	5,744	10.6%	7,692	18.9%	(8,168)	5,268	5.6%
Total assets	45,907		23,813		153,039	$222,759
Capital expenditures	1,397		297		704	2,398

For the thirteen weeks ended April 3, 2011
Net revenue	$52,089	100.0%	$36,383	100.0%		$88,472	100.0%
Cost of sales and occupancy	22,244	42.7%	18,976	52.2%		41,220	46.6%
Operating expenses	20,479	39.3%	7,405	20.4%		27,884	31.5%
Litigation related expenses	41	0.1%	-	0.0%		41	0.0%
Depreciation and amortization	2,737	5.3%	444	1.2%	$738	3,919	4.4%
Segment operating income	6,588	12.6%	9,558	26.3%	(7,506)	8,640	9.8%
Total assets	49,206		21,247		128,603	199,056
Capital expenditures	672		688		461	1,821

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 1, 2012 (the “2011 Annual Report”). These historical financial statements may not be indicative of our future performance.

The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about our expected results of operations in fiscal 2012 (including the performance or other factors expected to drive those results), the coffee industry, the expected growth of specialty coffee, and related trends. These forward-looking statements are based on our beliefs, expectations, estimates and projections as of this date of this Quarterly Report and could be affected by risks, uncertainties and other important factors as described in “Part II, Item 1A. Risk Factors” in this Quarterly Report and in “Part I, Item 1A. Risk Factors” in our 2011 Annual Report. Such factors include, among others, our ability to successfully implement our business strategy, including our ability to market our products, increase our brand recognition, expand our distribution and otherwise effectively compete.

Our actual results may differ materially from these forward-looking statements and you should not place undue reliance on them. Except as required by law, we assume no obligation to update publicly any forward-looking statements, or to update publicly the reasons actual results could differ materially from any forward-looking statements, even if new information becomes available in the future.

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

In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade.  Since May 2010, commodity coffee prices have been extremely volatile ranging from a low of $1.32 per pound to a high of $3.05 per pound. We expect the coffee commodity market to continue to be challenging over time as the market continues to be influenced by worldwide supply and demand, the relative strength of the dollar, speculative trading and weather. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. The price that we paid for our coffee in the first quarter of 2012 was 44% higher per pound than what we had paid during the corresponding period of 2011 and that increased cost negatively affected our profitability. In order to have visibility to our costs for the future, we typically fix the price of our coffee needs for the next six to 12 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments.  As of April 1, 2012, our inventory and fixed price commitments are sufficient for virtually all of our anticipated 2012 needs at a cost approximately 11% higher per pound than 2011.

We have historically raised prices in each of our channels to offset the higher costs and we did increase prices in each channel in 2010 or 2011, which benefited us in the first quarter of 2012.  If we are unable to pass along these costs to our customers or find other means to offset coffee or other inflation, our profitability and margins will be negatively affected. We will continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short and long-term.

Results of Operations

The following discussion on results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended
	April 1,	April 3,
	2012	2011
Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%
Cost of sales and related occupancy expenses	51.0	46.6
Operating expenses	31.5	31.5
Litigation related expenses	-	-
General and administrative expenses	7.8	7.6
Depreciation and amortization expenses	4.2	4.4
Income from operations	5.6	9.8
Interest income, net	-	-
Income before income taxes	5.6	9.8
Income tax provision	2.0	3.5
Net income	3.6%	6.2%

Percent of net revenue by business segment:
Retail	57.1%	58.9%
Specialty	42.9	41.1

Percent of net revenue by business category:
Whole bean coffee and related products	58.2%	57.3%
Beverages and pastries	41.8	42.7

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail	45.3%	42.7%
Specialty	58.6	52.2

Operating expenses as a percent of segment revenue:
Retail	38.9%	39.3%
Specialty	21.5	20.4

Percent increase (decrease) from prior year:
Net revenue	7.1%	9.0%
Retail	3.9	4.0
Specialty	11.8	16.9
Cost of sales and related occupancy expenses	17.3	9.8
Operating expenses	7.0	0.2
Litigation related expenses	(100.0)	100.0
General and administrative expenses	9.1	7.4
Depreciation and amortization expenses	0.6	1.1

Selected operating data:
Number of retail stores in operation
Beginning of the period	196	192
Store openings	1	1
Store closures	-	-
End of the period	197	193

Thirteen Weeks Ended April 1, 2012 Compared to Thirteen Weeks Ended April 3, 2011

Net revenue

Net revenue for the thirteen weeks ended April 1, 2012 increased as a result of our continued expansion of our retail and specialty segments. The table below sets forth net revenue for the thirteen weeks ended April 1, 2012 and April 3, 2011 by business segment as well as business category.

	Thirteen weeks ended
(dollars in thousands)	April 1, 2012	April 3, 2012	Increase
Retail:
Whole bean coffee, tea, and related products	14,540	14,343	197	1.4%
Beverage and pastries	39,575	37,746	1,829	4.8%
Total retail	$54,115	$52,089	$2,026	3.9%

Specialty:
Grocery	$25,522	$22,794	$2,728	12.0%
Foodservice and office	10,965	9,433	1,532	16.2%
Home delivery	4,172	4,156	16	0.4%
Total specialty	$40,659	$36,383	$4,276	11.8%
Total net revenue	$94,774	$88,472	$6,302	7.1%

In the retail segment, net revenue increased primarily as a result of growth in beverage and pastries sales and, to a lesser extent, an increase in whole bean sales. The beverage and pastries sales increase was due to a 6% increase in average transaction. The increase in whole bean coffee sales was due primarily to the addition of four new stores and an increase in average revenue per pound of 2%, partially offset by declines in whole bean sales in existing stores. In addition to the one store opened during the first quarter, we plan to open an additional three to five stores in 2012.

In the specialty segment, the increase in net revenue was driven by a 7% volume increase and a 5% increase in average price. The growth in net revenue in grocery was due primarily to increased volume in existing and new accounts as well as an increase in average price. The growth in net revenue in foodservice and office was due primarily to new accounts as well as an increase in average price. The growth in net revenue in home delivery remained flat compared to 2011 due to an increase in average price offset by a volume decline due to cannibalization by our grocery business.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 46.6% in the first quarter of 2011 to 51.0% in the first quarter of 2012. The increase was due primarily to 44% higher per pound green coffee costs and, to a lesser extent, higher milk costs, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 2.6% due primarily to the impact of higher coffee costs and, to a lesser extent, milk costs, partially offset by the impact of price increases.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 6.4% due primarily to the impact of higher coffee costs, partially offset by the impact of price increases and lower shipping expenses.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and payment card processing fees. Operating expenses as a percentage of net revenue for the first quarter of 2012 remained the same at 31.5% compared to the first quarter of 2011. The impact of price increases and the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, were offset by higher payment card processing fees and investments in overhead expenses.

In the retail segment, operating expenses as a percent of net revenue decreased 0.4% primarily due to the impact of price increases, and, to a lesser extent, lower store repairs and maintenance, partially offset by higher payment card processing fees and investments in overhead expenses.

In the specialty segment, operating expenses as a percent of net revenue increased 1.1% due to a mix shift towards direct store delivery and investments in overhead expenses, partially offset by price increases.

Litigation-related expenses

Litigation-related expenses in connection with the class action lawsuit filed against the Company in the first quarter of 2010 were $0 and $41,000, for the periods ending April 1, 2012 and April 3, 2011, respectively.

General and administrative expenses

General and administrative expenses increased to $7.4 million compared to $6.8 million for the corresponding period last year primarily due to higher payroll and marketing costs.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $6,000 in interest income for the first quarter of 2012, compared to $11,000 for the corresponding period last year, primarily due to lower interest rates on investments.

Income tax provision

The effective income tax rate for the first quarter of 2012 is 35.8% compared to 36.3% during the first quarter of 2011.

The Company does not expect unrecognized tax benefits to change materially within the next 12 months.

Liquidity and Capital Resources

At April 1, 2012 we had $45.0 million in cash and cash equivalents and $5.9 million in short-term marketable securities. Working capital was $105.1 million as of April 1, 2012.

Net cash provided by operating activities was $14.6 million for the thirteen weeks ended April 1, 2012 compared to $5.9 million for the same prior year period. Operating cash flows were higher than the prior year period primarily due to normal fluctuations in working capital.

Net cash used in investing activities was $4.5 million for the thirteen weeks ended April 1, 2012 compared to $5.6 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the thirteen-week period ended April 1, 2012, we purchased property, plant and equipment totaling $2.4 million consisting of improvements and equipment for existing stores, information technology software and hardware and equipment for our grocery, foodservice, and roasting plant operations. Purchases of marketable securities totaled $3.5 million and proceeds from maturities of marketable securities were $1.1 million. Proceeds from the release of restricted investments were $0.3 million.

Net cash provided by financing activities for the thirteen weeks ended April 1, 2012 was $4.0 million compared to $10.0 million net cash used for the same prior year period.  For the thirteen weeks ended April 1, 2012, financing activities include proceeds from stock option exercises of $2.9 million and the excess tax benefit from exercise of stock options of $1.1 million. For the same prior year period, net cash used in financing activities consisted of $21.2 million for the purchase of our common stock, offset by proceeds and the excess of tax benefit from stock options of $7.7 million and $3.5 million, respectively.

For the next twelve months, we expect our cash flows from operations and cash and marketable securities to be sufficient for our operating and capital requirements, our existing share purchase program and our contractual obligations as they come due.

The Company also has a credit agreement entered into on December 21, 2010 with Wells Fargo Bank, National Association (the “Bank”). The credit agreement provides for a $50 million revolving line of credit, the proceeds of which may be used in the general corporate purposes, including funding working capital, capital expenditures, share repurchases and other needs. The line of credit has a maturity date of December 1, 2013. This credit agreement replaces the Company’s agreement with the Bank that matured on December 1, 2010 and under which there were no borrowings.

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

Leverage Ratio	Daily One-Month LIBOR or Fixed LIBOR Spread

Greater than 2.00 to 1.00	1.50

Less than or equal to 2.00 to 1.00	1.00

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

During the thirteen weeks ended and as of April 1, 2012, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of April 1, 2012. As of April 1, 2012, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at April 1, 2012.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of April 1, 2012, we had approximately $76.0 million in open fixed-priced purchase commitments and approximately $2.4  million in not-yet-priced commitments for a total of approximately $78.4 million with delivery dates ranging from April 2012 through April 2014. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of April 1, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information set forth in Note 7, “Legal Proceedings,” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q, including the sections entitled “Item 1. Unaudited Condensed Consolidated Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2012 (the “2011 Annual Report”) report and with the understanding that our actual future results may be materially different from what is expressed, implied or forecasted in the forward-looking statements included in this Quarterly Report.

In some cases, you can identify forward-looking statements by the words "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Forward-looking statements in this Quarterly Report include, without limitation, statements about our expected results of operations in 2012 (including the performance or other factors expected to drive those results) as well as statements about the coffee industry, the expected growth of specialty coffee, and related trends. The forward-looking statements included in this Quarterly Report are based on management’s beliefs, expectations, estimates and projections as of the date of this Report.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other important factors, some of which are beyond our control or difficult to predict. Therefore, our actual results, performance, achievements or outcomes may differ materially from what is expressed, implied or forecasted by the forward-looking statements. Accordingly, you should not place undue reliance on the forward-looking statements included in this Quarterly Report, which speak only as of the date of this Quarterly Report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	our ability to successfully implement our business strategy, including our ability to market our products, increase our brand recognition, expand our distribution and otherwise effectively compete;
•	a decrease in the demand for specialty coffee;
•	the cost and availability of high-quality Arabica coffee beans;
•	cost fluctuations of commodities other than coffee;
•	any interruption in the operation of our roasting and distribution facility;
•	a major earthquake or tsunami in the San Francisco Bay Area;
•	the recent recession or a worsening of the United States and global economies;
•	claims or litigation;
•	labor strikes in the grocery business;
•	mandatory healthcare requirements;
•	disruptions or cost increases relating to common carriers;
•	loss of key personnel, or the ability to hire or retain management or other personnel;
•	competitors duplicating our roasting methods;
•	adverse public or medical opinion about caffeine;
•	adverse publicity regarding product quality or food and beverage safety;
•	new laws and regulations or failure to comply with applicable laws and regulations;
•	failure to meet market expectations relating to our financial or strategic performance;
•	material failure, inadequacy, interruption or security failure of our information technology;
•	unpredictable workers’ compensation environment, particularly in California.

We discuss the factors listed above as well as other risks, uncertainties and important factors in greater detail in the section entitled "Risk Factors" in our 2011 Annual Report. The following risk factor from our 2011 Annual Report has been updated:

•	Coffee costs have been very volatile over the last two years and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business. In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade. Since May 2010, commodity coffee prices have been extremely volatile ranging from a low of $1.32 per pound to a high of $3.05 per pound. We expect the coffee commodity market to continue to be challenging over time as the market continues to be influenced by worldwide supply and demand, the relative strength of the dollar, speculative trading and weather. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. The price that we paid for our coffee in the first quarter of 2012 was 44% higher per pound than what we had paid during the corresponding period of 2011 and that increased cost negatively affected our profitability. In order to have visibility to our costs for the future, we typically fix the price of our coffee needs for the next six to 12 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments. As of April 1, 2012, our inventory and fixed price commitments are sufficient for virtually all of our anticipated 2012 needs at a cost approximately 11% higher per pound than 2011. Additionally, if prices of commodity coffee fall dramatically, we will be required to fulfill our commitments for our future contracts that may result in us purchasing coffee at prices substantially above the market price, which could negatively impact our competitiveness in the marketplace and our profitability.

The risks, uncertainties and factors discussed in our 2011 Annual Report, including as updated in this Item, may not be exhaustive and other unpredictable or unknown factors could also cause actual results to differ materially from those in forward-looking statements. Additionally, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Except as required by law, we assume no obligation to update publicly any forward-looking statements, or to update publicly the reasons actual results could differ materially from those expressed, implied or forecasted in any forward-looking statements, even if new information becomes available in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

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

PEET’S COFFEE & TEA, INC.

Date: May 4, 2012	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer

