Form 10-Q
period 2012-07-01
PEETS COFFEE & TEA INC
filed 2012-08-09
CIK 917968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

As of July 31, 2012, 13,165,869 shares of registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEET’S COFFEE & TEA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	July 1,	January 1,
	2012	2012
ASSETS

Current assets
Cash and cash equivalents	$32,428	$30,755
Short-term marketable securities	5,791	3,800
Accounts receivable, net	19,595	20,522
Inventories	68,417	54,265
Deferred income taxes - current	5,041	5,041
Prepaid expenses and other	10,240	9,368
Total current assets	141,512	123,751

Long-term marketable securities	634	888
Property, plant and equipment, net	85,458	89,304
Other assets, net	2,261	1,328

Total assets	$229,865	$215,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$13,348	$11,547
Accrued compensation and benefits	9,132	10,283
Deferred revenue	7,524	7,382
Total current liabilities	30,004	29,212

Deferred income taxes - non current	372	367
Deferred lease credits	6,463	6,668
Other long-term liabilities	2,396	1,068
Total liabilities	39,235	37,315

Shareholders' equity
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding: 13,245,000 and 13,136,000 shares	74,940	69,664
Accumulated other comprehensive income	3	2
Retained earnings	115,687	108,290

Total shareholders' equity	190,630	177,956

Total liabilities and shareholders' equity	$229,865	$215,271

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Retail stores	$55,424	$53,351	$109,539	$105,440
Specialty sales	39,968	37,265	80,627	73,648
Net revenue	95,392	90,616	190,166	179,088

Cost of sales and related occupancy expenses	48,064	44,558	96,420	85,778
Operating expenses	29,734	28,146	59,560	56,030
Litigation related expenses	-	38	-	79
General and administrative expenses	7,428	6,011	14,810	12,779
Depreciation and amortization expenses	3,930	3,881	7,872	7,800
Total costs and expenses from operations	89,156	82,634	178,662	162,466

Income from operations	6,236	7,982	11,504	16,622

Interest income, net	16	7	22	18

Income before income taxes	6,252	7,989	11,526	16,640

Income tax provision	2,239	2,878	4,129	6,016

Net income	$4,013	$5,111	$7,397	$10,624

Unrealized gain (loss) on investments	-	(2)	1	3

Comprehensive income	$4,013	$5,109	$7,398	$10,627

Net income per share:
Basic	$0.30	$0.40	$0.56	$0.82
Diluted	$0.30	$0.38	$0.55	$0.79

Shares used in calculation of net income per share:
Basic	13,260	12,892	13,215	13,000
Diluted	13,547	13,309	13,515	13,414

See notes to condensed consolidated financial statements.

PEET’S COFFEE & TEA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	July 1,	July 3,
	2012	2011
Cash flows from operating activities:
Net income	$7,397	$10,624
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,932	8,956
Amortization of interest purchased	150	197
Stock-based compensation	2,303	2,035
Excess tax benefit from exercise of stock options	(1,696)	(5,763)
Tax benefit from exercise of stock options	1,612	5,224
Loss on disposition of assets and asset impairment	140	325
Deferred income taxes	5	67
Changes in other assets and liabilities:
Accounts receivable, net	927	(197)
Inventories	(14,152)	(13,946)
Prepaid expenses and other current assets	(872)	(1,147)
Other assets	(1,238)	(2)
Accounts payable, accrued liabilities and deferred revenue	593	(3,021)
Deferred lease credits and other long-term liabilities	1,123	(379)
Net cash provided by operating activities	5,224	2,973

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,021)	(4,851)
Proceeds from sales of property, plant and equipment
Changes in restricted investments	299	798
Proceeds from sales and maturities of marketable securities	4,056	3,013
Purchases of marketable securities	(5,942)	(8,384)
Net cash used in investing activities	(6,608)	(9,424)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,060	15,023
Purchase of common stock	(2,699)	(39,529)
Excess tax benefit from exercise of stock options	1,696	5,763
Net cash provided by/(used in) financing activities	3,057	(18,743)

Increase/(decrease) in cash and cash equivalents	1,673	(25,194)
Cash and cash equivalents, beginning of period	30,755	44,629

Cash and cash equivalents, end of period	$32,428	$19,435

Non-cash investing activities:
Capital expenditures incurred, but not yet paid	$444	$449
Other cash flow information:
Cash paid for income taxes	2,807	2,896

See notes to condensed consolidated financial statements.

Peet’s Coffee & Tea, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Peet’s Coffee & Tea, Inc. and its subsidiaries (collectively, the “Company” or “Peet’s”) as of July 1, 2012 and for the thirteen and twenty-six weeks ended July 1, 2012 and July 3, 2011 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the Company’s annual consolidated financial statements in Peet’s Annual Report on Form 10-K for the year ended January 1, 2012 (the “2011 Annual Report”).

The results of operations for the thirteen and twenty-six weeks ended July 1, 2012 are not necessarily indicative of the results expected for the full year. Litigation-related expenses have been presented separately from operating expense in the condensed consolidated statements of income and comprehensive income for all periods presented to conform to current period presentation. These reclassifications did not have an impact on income from operations, income before income taxes, net income, operating or total cash flows, or the financial position for any period presented.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively beginning after December 15, 2011. The Company adopted the guidance in the first quarter of 2012 and there was no material impact on the condensed consolidated financial statements or related footnotes.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance in the first quarter of 2012 with no material impact on the condensed consolidated financial statements or related footnotes.

Net Income per Share

Basic net income per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issued through stock options and awards. Anti-dilutive shares of 118,898 and 126,303 have been excluded from diluted weighted average shares outstanding for the thirteen-week periods ended July 1, 2012 and July 3, 2011, respectively, and 73,733 and 168,362 for the twenty-six-week periods, respectively.

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted net income per share (in thousands):

	Thirteen weeks		Twenty-six weeks
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011

Basic weighted average shares
outstanding	13,260	12,892	13,215	13,000
Incremental shares from assumed
exercise of stock options and awards	287	417	300	414
Diluted weighted average shares
outstanding	13,547	13,309	13,515	13,414

2.	Fair Value Measurements

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

		July 1,	January 1,
	Level	2012	2012

State and local government obligations - short-term (a)	1	$5,791	$3,800
State and local government obligations - long-term (a)	1	634	888
Deferred compensation plan assets (b)	1	1,234	-
Total		$7,659	$4,688

(a)	The fair values of our investments in our marketable securities were determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1. The Company’s marketable securities consist of equity securities and interest-bearing, U.S. government, agency, and municipal securities.

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income at each measurement date.

(b)	Represents the fair value of plan assets invested in frequently-priced mutual funds established under a Rabbi Trust for the Company’s non-qualified deferred compensation plan and are classified as Level 1. The plan assets are recorded in other assets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. For the thirteen and twenty-six-week periods ended July 1, 2012 the Company recorded a charge of $91,000 related to the impairment of assets at two under-performing stores. A similar charge was recorded in the thirteen and twenty-six-week periods ended July 3, 2011 of $0 and $97,000, respectively for one under-performing store. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates and other factors. This impairment charge was included in operating expenses in the accompanying condensed consolidated statements of income and comprehensive income.

The carrying value of cash and equivalents, restricted cash, receivables and accounts payable approximates fair value.

3.	Inventories

The Company’s inventories consist of the following (in thousands):

	July 1,	January 1,
	2012	2012

Green coffee	$55,919	$43,671
Other inventory	12,498	10,594
Total	$68,417	$54,265

4.	Stock Purchase Program

On September 2, 2010, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock.  During the twenty-six weeks ended July 3, 2011, the Company purchased the remaining 805,451 shares of common stock, at an average price of $44.20, pursuant to a 10b5-1 plan in accordance with this stock purchase program. As of July 3, 2011, no shares remained available for purchase under this stock purchase program.

On May 27, 2011, the Board of Directors authorized the Company to purchase up to one million additional shares of the Company’s common stock. During the twenty-six weeks ended July 1, 2012, the Company purchased 44,623 shares of common stock, at an average price of $60.48, pursuant to a 10b5-1 plan in accordance with this stock purchase program. During the twenty-six weeks ended July 3, 2011, the Company purchased 74,123 shares of common stock, at an average price of $53.04, pursuant to a 10b5-1 plan in accordance with this stock purchase program. 680,543 shares remain available for purchase under this stock purchase program; however, repurchases of the Company’s common stock are prohibited by the Merger Agreement discussed in Note 9, “Subsequent Events”.

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

On May 11, 2012, the Company’s Board of Directors approved an amendment to the 2000 Non-Employee Director Stock Option Plan to change to a value-based calculation for annual option grants to non-employee directors (instead of annual option grants that had been fixed at 5,000 shares) and to eliminate the initial stock option grant for new non-employee directors. On May 11, 2012, the Company’s Board of Directors also adopted the Non-Employee Director Compensation Plan to set forth the cash compensation for the Company’s non-employee directors, acknowledge the annual option grants to be provided under the 2000 Non-Employee Director Stock Option Plan (as amended), and provide for an initial grant of restricted stock units under the Amended 2010 Plan to new non-employee directors.

Stock Option Activity

Changes in stock options were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Life (Years)	(in thousands)

Outstanding at January 1, 2012	1,028,361	$31.84	6.76	$31,714
Granted	170,740	63.91
Cancelled	(18,879)	27.53
Exercised	(125,334)	26.86
Outstanding at July 1, 2012	1,054,888	$37.70	6.93	$24,225
Vested or expected to vest, July 1, 2012	995,982	$37.05	6.84	$23,465
Exercisable at July 1, 2012	513,298	$30.19	5.94	$15,321

Options vested or expected to vest do not consider the impact of the Merger Agreement discussed in Note 9, “Subsequent Events”.

Restricted Stock Unit Awards

Changes in RSU’s were as follows:

	Number of	Weighted Average
	Units	Grant Date
	Outstanding	Fair Value

Outstanding at January 1, 2012	36,266	$43.38
Granted	16,319	$62.70
Released	(14,184)	$43.38
Cancelled	(2,342)	$46.78
Outstanding at July 1, 2012	36,059	$51.91

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

During the twenty-six-week period ended July 1, 2012, 13,260 shares of the Company’s common stock were purchased under the ESPP. At July 1, 2012, 1,405,185 shares remain available for future issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense consists of and was recognized in the condensed consolidated statements of income and comprehensive income as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011

Stock-based compensation expense	$1,238	$1,052	$2,131	$1,862
Employee Stock Purchase Plan expense	75	77	172	173
Total	$1,313	$1,129	$2,303	$2,035

Cost of sales and related occupancy expenses	$171	$285	$323	$414
Operating expenses	399	257	731	560
General and administrative expenses	743	587	1,249	1,061
Total	$1,313	$1,129	$2,303	$2,035

Tax benefit	$527	$453	$925	$817

The fair value of each RSU is equal to the stock price on the date of grant. The fair value of each option grant and Employee Stock Purchase Plan award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	July 1,	July 3,
	2012	2011
Expected term in years	5.4	5.3
Expected stock price volatility	34.4%	36.1%
Risk-free interest rate	0.7%	2.2%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$20.69	$17.29
Estimated fair value per RSU awarded	$62.70	$47.31

6.	Line of Credit

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

During the twenty-six weeks ended July 1, 2012 and as of July 1, 2012, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50 million as of July 1, 2012.

7.	Legal Proceedings

The Company is party to the significant legal proceedings described below.

On February 23, 2010, a complaint was filed in Orange County Superior Court by two former employees, on behalf of themselves and all other non-exempt employees similarly situated in the state of California (the “class”) naming the Company as a defendant. One of the named plaintiffs was removed by an amended complaint and the remaining named plaintiff alleges claims for unpaid overtime, unpaid meal and rest period premiums, unpaid business expenses, unpaid minimum wages, untimely wages paid at time of termination, untimely payment of wages, failure to pay vacation wages, violation of California Business & Professions Code section 17200 and non-compliant wage statements and seeks injunctive relief, restitution, monetary damages, penalties under the California Labor Code Private Attorneys General Act, costs and attorneys’ fees, penalties, and prejudgment interest.  On September 14, 2011, the Company reached a tentative settlement pursuant to which the Company denies any liability but agrees to maximum payment to class participants of $2,875,000, including plaintiff’s attorney’s fees. On December 19, 2011, the California Superior Court granted preliminary approval of the settlement terms. At the time of the tentative settlement these costs, in addition to the Company’s attorney’s fees, were recorded as litigation-related expenses. All related costs incurred in the prior period have been reflected in litigation-related expenses in the accompanying consolidated statements of income. On May 11, 2012, the California Superior Court granted approval of the settlement terms and on July 25, 2012 the Company deposited the gross settlement amount of $2,875,000 plus $47,823, representing the Company’s portion of applicable employment taxes, in an escrow account in satisfaction of the settlement.

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

On May 14, 2012, a putative class action complaint was filed in the Superior Court of the Commonwealth of Massachusetts, Suffolk County by a former retail associate employee on behalf of himself and all other employees similarly situated in the Commonwealth of Massachusetts naming the Company as a defendant. The complaint alleges that the Company has a policy of including shift supervisors in the retail store tip pools and allowing them to share in the proceeds of tips left by customers and that this policy violates the Massachusetts Tip Law. The named plaintiff is seeking certification of the class, restitution for himself and all other similarly situated employees, and all other remedies to which they are entitled, including treble damages, attorney’s fees and costs. The Company plans to vigorously defend this action. As this matter is at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

On June 27, 2012, a putative class action complaint was filed in San Francisco County Superior Court by a current retail associate employee on behalf of himself and all other employees similarly situated in the state of California naming the Company as a defendant. The complaint alleges that the Company has a practice and policy of including shift supervisors in retail store tip pools and that such practice constitutes conversion and unfair business practices in violation of California law. The named plaintiff is seeking class certification, restitution, interest, attorney fees and injunctive relief. The Company plans to vigorously defend this action. As this matter is at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

On July 24, 2012, a putative class action complaint was filed in Alameda County Superior Court in California by a purported shareholder of the Company on behalf of himself and all other shareholders naming as defendants the Company, the members of its board of directors and JAB Holdings BV and alleging that the members of the Company’s Board of Directors breached their fiduciary duties, and that the Company and JAB aided and abetted the alleged breaches, in connection with the Company’s agreement to be acquired by an affiliate of JAB. As of August 2, 2012, at least five other similar putative class actions have been filed, four in Alameda County Superior Court and one in King County Superior Court in Washington, and more may be filed in the future. The lawsuits each assert that the Company and its board of directors engaged in a flawed process in negotiating the potential sale, obtained a price that was below the Company’s actual value and agreed to provisions that would allegedly preclude another interested buyer from making a topping bid for the Company. The lawsuits seek, among other things, declaratory and injunctive relief or rescission to enjoin or rescind the proposed acquisition, “rescissory damages,” an accounting for damages, a constructive trust for any allegedly improper gains by defendants, pre- and post-judgment interest and attorneys’ fees. The Company believes these lawsuits are meritless and intends to defend against them vigorously. As these matters are at a very early stage, at this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

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

	Retail		Specialty		Unallocated	Total
		Percent		Percent			Percent
		of Net		of Net			of Net
	Amount	Revenue	Amount	Revenue		Amount	Revenue

For the thirteen weeks ended July 1, 2012
Net revenue	$55,424	100.0%	$39,968	100.0%		$95,392	100.0%
Cost of sales and occupancy	24,807	44.8%	23,257	58.2%		48,064	50.4%
Operating expenses	21,663	39.1%	8,071	20.2%		29,734	31.2%
Litigation related expenses	-	0.0%	-	0.0%		-	0.0%
Depreciation and amortization	2,782	5.0%	354	0.9%	$794	3,930	4.1%
Segment operating income	6,172	11.1%	8,286	20.7%	(8,222)	6,236	6.5%
Total assets	44,695		24,742		160,428	$229,865
Capital expenditures	1,737		306		580	2,623

For the thirteen weeks ended July 3, 2011
Net revenue	$53,351	100.0%	$37,265	100.0%		$90,616	100.0%
Cost of sales and occupancy	23,692	44.4%	20,866	56.0%		44,558	49.2%
Operating expenses	20,387	38.2%	7,759	20.8%		28,146	31.1%
Litigation related expenses	38	0.1%	-	0.0%		38	0.0%
Depreciation and amortization	2,731	5.1%	433	1.2%	$717	3,881	4.3%
Segment operating income	6,503	12.2%	8,207	22.0%	(6,728)	7,982	8.8%
Total assets	47,908		19,958		131,009	198,875
Capital expenditures	2,297		197		536	3,030

For the twenty-six weeks ended July 1, 2012
Net revenue	$109,539	100.0%	$80,627	100.0%		$190,166	100.0%
Cost of sales and occupancy	49,323	45.0%	47,097	58.4%		96,420	50.7%
Operating expenses	42,728	39.0%	16,832	20.9%		59,560	31.3%
Litigation related expenses	-	0.0%				-	0.0%
Depreciation and amortization	5,571	5.1%	721	0.9%	$1,580	7,872	4.1%
Segment operating income	11,917	10.9%	15,977	19.8%	(16,390)	11,504	6.0%
Total assets	44,695		24,742		160,428	229,865
Capital expenditures	3,134		603		1,284	5,021

For the twenty-six weeks ended July 3, 2011
Net revenue	$105,440	100.0%	$73,648	100.0%		$179,088	100.0%
Cost of sales and occupancy	45,936	43.6%	39,842	54.1%		85,778	47.9%
Operating expenses	40,866	38.8%	15,164	20.6%		56,030	31.3%
Litigation related expenses	79	0.1%	-			79	0.0%
Depreciation and amortization	5,468	5.2%	877	1.2%	$1,455	7,800	4.4%
Segment operating income	13,091	12.4%	17,765	24.1%	(14,234)	16,622	9.3%
Total assets	47,908		19,958		131,009	198,875
Capital expenditures	2,969		885		997	4,851

9.	Subsequent Events

Merger Agreement

On July 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JAB Holdings BV, a Dutch Besloten Vennootschap met beperkte aansprakelijkheid (“JAB”), and Panther Merger Co., a Washington corporation and an affiliate of JAB (“Merger Sub”) providing for the acquisition of the Company by an affiliate of JAB Holdings BV. Under the terms of the Merger Agreement, which was unanimously approved by the Company's Board of Directors, the affiliate of JAB will acquire all of the outstanding shares of the Company's common stock for $73.50 per share in cash. The transaction, which is structured as a one-step merger with the Company as the surviving corporation (the “Merger”), is not subject to a financing condition and is subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The transaction requires the affirmative vote of holders of a majority of the Company’s outstanding shares.

Employee Stock Purchase Plan

Contingent upon consummation of the Merger, the Employee Stock Purchase Plan will be terminated immediately prior to the effective time of the Merger. The offering under the Purchase Plan that began on July 1, 2012 is expected to be the final offering under the Purchase Plan, with the final purchases of shares of the Company’s common stock to be effected on September 28, 2012 (or, if earlier, immediately prior to the effective date of the Merger) with the participants’ accumulated payroll deductions.

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

The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about the expected closing of the proposed Merger (as defined below), our expected results of operations in fiscal 2012 (including the performance or other factors expected to drive those results), the coffee industry, the expected growth of specialty coffee, and related trends. These forward-looking statements are based on our beliefs, expectations, estimates and projections as of this date of this Quarterly Report and could be affected by risks, uncertainties and other important factors as described in “Part II, Item 1A. Risk Factors” in this Quarterly Report and in “Part I, Item 1A. Risk Factors” in our 2011 Annual Report. Such factors include, among others, risks related to the proposed Merger and our ability to successfully implement our business strategy, including our ability to market our products, increase our brand recognition, expand our distribution and otherwise effectively compete.

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

In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade.  Since May 2010, commodity coffee prices have been extremely volatile ranging from a low of $1.32 per pound to a high of $3.05 per pound and as of June 29, 2012 was $1.70 per pound. We expect the coffee commodity market to continue to be challenging over time as the market continues to be influenced by worldwide supply and demand, the relative strength of the dollar, speculative trading and weather. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. The price that we paid for our coffee for the first half of 2012 was 28% higher per pound than what we paid in the corresponding period of 2011 and that increased cost negatively affected our profitability. In order to have visibility to our costs for the future, we typically fix the price of our coffee needs for the next 6 to 12 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments.  As of July 1, 2012, our inventory and fixed price commitments are sufficient for virtually all of our anticipated 2012 needs at a cost approximately 10% higher per pound than 2011.

We have historically raised prices in each of our channels to offset the higher costs and we did increase prices in each channel in 2010 and/or 2011, which benefited us in the first half of 2012.  If we are unable to pass along these costs to our customers or find other means to offset coffee or other inflation, our profitability and margins will be negatively affected. We will continue to monitor these markets and take actions we feel are appropriate to minimize the impact on us in the short- and long-term.

On July 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JAB Holdings BV, a Dutch Besloten Vennootschap met beperkte aansprakelijkheid (“JAB”), and Panther Merger Co., a Washington corporation and an affiliate of JAB (“Merger Sub”) providing for the acquisition of the Company by an affiliate of JAB Holdings BV. Under the terms of the Merger Agreement, which was unanimously approved by the Company's Board of Directors, the affiliate of JAB will acquire all of the outstanding shares of the Company's common stock for $73.50 per share in cash. The transaction, which is structured as a one-step merger with the Company as the surviving corporation (the “Merger”), is not subject to a financing condition and is expected to close in approximately three months, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The transaction requires the affirmative vote of holders of a majority of the Company’s outstanding shares.

Results of Operations

The following discussion of results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011

Statement of income as a percent of net revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	50.4	49.2	50.7	47.9
Operating expenses	31.2	31.1	31.3	31.3
General and administrative expenses	7.8	6.6	7.8	7.1
Depreciation and amortization expenses	4.1	4.3	4.1	4.4
Income from operations	6.5	8.8	6.0	9.3
Interest income, net	-	-	-	-
Income before income taxes	6.6	8.8	6.1	9.3
Income tax provision	2.3	3.2	2.2	3.4
Net income	4.2%	5.6%	3.9%	5.9%

Percent of net revenue by business segment:
Retail	58.1%	58.9%	57.6%	58.9%
Specialty	41.9	41.1	42.4	41.1

Percent of net revenue by business category:
Whole bean coffee and related products	56.8%	56.5%	57.5%	56.9%
Beverages and pastries	43.2	43.5	42.5	43.1

Cost of sales and related occupancy expenses as a percent of segment revenue:
Retail	44.8%	44.4%	45.0%	43.6%
Specialty	58.2	56.0	58.4	54.1

Operating expenses as a percent of segment revenue:
Retail	39.1%	38.2%	39.0%	38.8%
Specialty	20.2	20.8	20.9	20.6

Percent increase (decrease) from prior year:
Net revenue	5.3%	12.2%	6.2%	10.6%
Retail	3.9	5.5	3.9	4.8
Specialty	7.3	23.3	9.5	20.1
Cost of sales and related occupancy expenses	7.9	19.2	12.4	14.5
Operating expenses	5.6	4.5	6.3	2.3
Litigation related expenses	(100.0)	(99.8)	(100.0)	(99.5)
General and administrative expenses	23.6	6.9	15.9	7.2
Depreciation and amortization expenses	1.3	(3.5)	0.9	(1.2)

Selected operating data:
Number of retail stores in operation
Beginning of the period	197	193	196	192
Store openings	-	-	1	1
Store closures	-	-	-	-
End of the period	197	193	197	193
16

Thirteen Weeks Ended July 1, 2012 Compared to Thirteen Weeks Ended July 3, 2011

Net revenue

Net revenue for the thirteen weeks ended July 1, 2012 increased as a result of our continued expansion of our retail and specialty segments. The table below sets forth net revenue for the thirteen weeks ended July 1, 2012 and July 3, 2011 by business segment as well as business category.

	Thirteen weeks ended
(dollars in thousands)	July 1, 2012	July 3, 2011	Increase
Retail:
Whole bean coffee, tea, and related products	14,206	13,945	261	1.9%
Beverages and pastries	41,218	39,406	1,812	4.6%
Total Retail	$55,424	$53,351	$2,073	3.9%

Specialty:
Grocery	$24,205	$23,148	$1,057	4.6%
Foodservice and office	11,587	10,057	1,530	15.2%
Home delivery	4,176	4,060	116	2.9%
Total specialty	$39,968	$37,265	$2,703	7.3%
Total net revenue	$95,392	$90,616	$4,776	5.3%

In the retail segment, net revenue increased primarily as a result of growth in beverage and pastries sales and, to a lesser extent, an increase in whole bean sales. The beverage and pastries sales increase was due to a 4% increase in average transaction and an $874,000 sales tax refund related to resolution of a sales tax computation interpretation with the taxing authorities. The increase in whole bean coffee sales was due primarily to an increase in average revenue per pound of 3% and the addition of four new stores, partially offset by declines in whole bean sales in existing stores. In addition to the one store opened during the first quarter, we plan to open an additional four to five stores in 2012.

In the specialty segment, the increase in net revenue was driven by a 4% volume increase and a 3% increase in average price. The growth in net revenue in grocery was due primarily to an increase in average price as well as increased volume due to new accounts. Our grocery revenue growth was impacted by an increase in competitive pricing pressure during the period. The growth in net revenue in foodservice and office was due primarily to new accounts as well as an increase in average price. The growth in net revenue in home delivery was due to both increased volume and an increase in average price.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 49.2% in the second quarter of 2011 to 50.4% in the second quarter of 2012. The increase was due primarily to 16% higher per pound green coffee costs, partially offset primarily by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 0.4% due primarily to the impact of higher coffee costs, partially offset by the sales tax refund related to prior years and the impact of price increases.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 2.2% due primarily to the impact of higher coffee costs, partially offset by the impact of price increases and lower shipping expenses.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and payment card processing fees. Operating expenses as a percentage of net revenue for the second quarter of 2012 increased slightly from 31.1% in the second quarter of 2011 to 31.2% in the second quarter of 2012. The revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, and lower legal fees were substantially offset by higher healthcare costs, payment card processing fees and investments in overhead expenses.

In the retail segment, operating expenses as a percent of net revenue increased 0.9% primarily due to the impact of healthcare costs and payment card processing fees.

In the specialty segment, operating expenses as a percent of net revenue decreased 0.6% due to lower legal fees than the corresponding period last year and a mix shift away from direct store delivery.

Litigation-related expenses

Litigation-related expenses in connection with the class action lawsuit filed against the Company in the first quarter of 2010 were $0 and $38,000, for the quarters ending July 1, 2012 and July 3, 2011, respectively.

General and administrative expenses

General and administrative expenses increased to $7.4 million compared to $6.0 million for the corresponding period last year primarily due to higher payroll and marketing costs.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the corresponding period last year.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $16,000 in interest income for the second quarter of 2012, compared to $7,000 for the corresponding period last year.

Income tax provision

The effective income tax rate for the second quarter of 2012 is 35.8% compared to 36.0% during the second quarter of 2011.

The Company does not expect unrecognized tax benefits to change materially within the next 12 months.

Twenty-six Weeks Ended July 1, 2012 Compared to Twenty-six Weeks Ended July 3, 2011

Net revenue

Net revenue for the twenty-six weeks ended July 1, 2012 increased as a result of our continued expansion of our retail and specialty segments. The table below sets forth net revenue for the twenty-six weeks ended July 1, 2012 and July 3, 2011 by business segment as well as business category.

	Twenty-six weeks ended
(dollars in thousands)	July 1, 2012	July 3, 2011	Increase
Retail:
Whole bean coffee, tea, and related products	28,746	28,287	459	1.6%
Beverages and pastries	80,793	77,153	3,640	4.7%
Total Retail	$109,539	$105,440	$4,099	3.9%

Specialty:
Grocery	$49,727	$45,942	$3,785	8.2%
Foodservice and office	22,552	19,489	3,063	15.7%
Home delivery	8,348	8,217	131	1.6%
Total specialty	$80,627	$73,648	$6,979	9.5%
Total net revenue	$190,166	$179,088	$11,078	6.2%

In the retail segment, net revenue increased primarily as a result of growth in beverage and pastries sales and, to a lesser extent, an increase in whole bean sales. The beverage and pastries sales increase was primarily due to a 5% increase in average transaction. The increase in whole bean coffee sales was due primarily to the addition of four new stores and an increase in average revenue per pound of 2%, partially offset by declines in whole bean sales in existing stores. In addition to the one store opened during the first quarter, we plan to open an additional three to five stores in 2012.

In the specialty segment, the increase in net revenue was driven by a 6% volume increase and a 4% increase in average price. The growth in net revenue in grocery was due primarily to an increase in average price as well as increased volume in new and existing accounts. Our grocery revenue growth was impacted by an increase in competitive pricing pressure during the period. The growth in net revenue in foodservice and office was due primarily to new accounts as well as an increase in average price. The growth in net revenue in home delivery was due primarily to an increase in average price, as well as an increase in volume.

Cost of sales and related occupancy expenses

Cost of sales and related occupancy expenses consist of product costs, including manufacturing costs, rent and other occupancy costs. As a percent of net revenue, cost of sales increased from 47.9% in the first half of 2011 to 50.7% in the first half of 2012. The increase was due primarily to 28% higher per pound green coffee costs, partially offset by the impact of price increases and lower shipping expenses.

In the retail segment, cost of sales and related occupancy expenses as a percent of net revenue increased 1.4% due primarily to the impact of higher coffee costs, partially offset by the impact of price increases and the sales tax refund.

In the specialty segment, cost of sales and related occupancy expenses as a percent of net revenue increased 4.3% due primarily to the impact of higher coffee costs, partially offset by the impact of price increases, lower shipping expenses and leverage of our roasting facility.

Operating expenses

Operating expenses consist of both retail and specialty segment operating costs, such as employee labor and benefits, sales commissions, repairs and maintenance, supplies, training, travel, banking and payment card processing fees. Operating expenses as a percentage of net revenue for the first half of 2012 remained the same at 31.3% compared to the first half of 2011. The impact of price increases and the revenue mix shift from the retail segment towards the specialty segment, which has lower operating costs, were offset by investments in overhead expenses and higher payment card processing fees.

In the retail segment, operating expenses as a percent of net revenue increased to 0.2% primarily due to higher payment card processing fees, healthcare, and investments in overhead expenses, partially offset by the impact of price increases.

In the specialty segment, operating expenses as a percent of net revenue increased 0.3% due to investments in overhead expenses, partially offset by price increases and lower legal fees.

Litigation-related expenses

Litigation-related expenses in connection with the class action lawsuit filed against the Company in the first half of 2010 were $0 and $79,000, for the periods ending July 1, 2012 and July 3, 2011, respectively.

General and administrative expenses

General and administrative expenses increased to $14.8 million compared to $12.8 million for the corresponding period last year primarily due to higher payroll and marketing costs.

Depreciation and amortization expense

Depreciation and amortization expense was $7.9 million compared to $7.8 million for the corresponding period last year.

Interest income, net

We invest in U.S. government, agency, municipal and equity securities. Interest income includes interest income and gains or losses from the sale of these instruments. We earned $22,000 in interest income for the first half of 2012, compared to $18,000 for the corresponding period last year investments.

Income tax provision

The effective income tax rate for the first quarter of 2012 is 35.8% compared to 36.3% during the first quarter of 2011.

The Company does not expect unrecognized tax benefits to change materially within the next 12 months.

Liquidity and Capital Resources

At July 1, 2012 we had $32.4 million in cash and cash equivalents and $6.4 million in short- and long-term marketable securities. Working capital was $111.5 million as of July 1, 2012.

Net cash provided by operating activities was $5.2 million for the twenty-six weeks ended July 1, 2012 compared to $3.0 million for the same prior year period. Operating cash flows were higher than the prior year period primarily due to normal fluctuations in working capital.

Net cash used in investing activities was $6.6 million for the twenty-six weeks ended July 1, 2012 compared to $9.4 million in the prior year period. Investing activities primarily relate to purchases of property, plant and equipment and maturities and purchases of marketable securities. During the twenty-six-week period ended July 1, 2012, we purchased property, plant and equipment totaling $5.0 million consisting of improvements and equipment for existing stores, information technology software and hardware and equipment for our grocery, foodservice, and roasting plant operations. Purchases of marketable securities totaled $5.9 million and proceeds from maturities of marketable securities were $4.0 million. Proceeds from the release of restricted investments were $0.3 million.

Net cash provided by financing activities for the twenty-six weeks ended July 1, 2012 was $3.1 million compared to $18.7 million net cash used for the same prior year period.  For the twenty-six weeks ended July 1, 2012, financing activities consisted of proceeds from stock option exercises of $4.1 million and the excess tax benefit from exercise of stock options of $1.7 million, offset by the purchase of our common stock of $2.7 million. For the same prior year period, net cash used in financing activities consisted of $39.5 million for the purchase of our common stock, offset by proceeds and the excess of tax benefit from stock options of $15.0 million and $5.8 million, respectively.

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

During the thirteen and twenty-six weeks ended and as of July 1, 2012, there were no borrowings under this agreement. Total unused borrowing capacity under the credit agreement was $50.0 million as of July 1, 2012. To maintain availability of funds under the credit agreement, we pay a commitment fee on the unused portion of the line of credit. Based upon our leverage ratio as calculated as of July 1, 2012, the commitment fee rate is currently 0.125%. As of July 1, 2012, we were in compliance with the covenants under our credit agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at July 1, 2012.

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

Fixed-Price and Not-Yet-Priced Purchase Commitments

We enter into fixed-price purchase commitments in order to secure an adequate supply of quality green coffee beans and fix our cost of green coffee beans. These commitments are made with established coffee brokers and are denominated in U.S. dollars. We also enter into “not-yet-priced” commitments based on a fixed premium over the New York “C” market with the option to fix the price at any time. As of July 1, 2012, we had approximately $64.0 million in open fixed-priced purchase commitments and approximately $1.0 million in not-yet-priced commitments for a total of approximately $65.0 million with delivery dates ranging from July 2012 through April 2014. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is low.

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

As of July 1, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at the reasonable-assurance level.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In some cases, you can identify forward-looking statements by the words "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Forward-looking statements in this Quarterly Report include, without limitation, statements about the expected closing of the proposed Merger, our expected results of operations in 2012 (including the performance or other factors expected to drive those results) as well as statements about the coffee industry, the expected growth of specialty coffee, and related trends. The forward-looking statements included in this Quarterly Report are based on management’s beliefs, expectations, estimates and projections as of the date of this Report.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	There are risks and uncertainties associated with the proposed Merger with an affiliate of JAB Holdings BV.

July 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JAB Holdings BV, a Dutch Besloten Vennootschap met beperkte aansprakelijkheid (“JAB”), and Panther Merger Co., a Washington corporation and an affiliate of JAB (“Merger Sub”) providing for the acquisition of the Company by an affiliate of JAB Holdings BV. The transaction, which is structured as a one-step merger with the Company as the surviving corporation (the “Merger”), is not subject to a financing condition and is subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The transaction requires the affirmative vote of holders of a majority of the Company’s outstanding shares.  There are a number of risks and uncertainties relating to the Merger. For example:

•	the Merger may not be consummated or may not be consummated as currently anticipated;
•	there can be no assurance that approval of our shareholders and the requisite regulatory approvals will be obtained;
•	there can be no assurance other conditions to the closing of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger;
•	if the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;
•	failure of the proposed Merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	under certain circumstances, if the Merger Agreement is terminated, we will be required to pay a $30 million termination fee;
•	pending the closing of the proposed Merger, the Merger Agreement restricts us from engaging in certain actions without JAB’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the proposed Merger;
•	any delay in completing, or the failure to complete, the proposed Merger could have a negative impact on our business, stock price and our relationships with our customers or suppliers; and
•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable by us whether or not the Merger is consummated.

•	Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally.

Our executive officers and directors may have interests in the proposed Merger that are different from, or are in addition to, those of Peet’s shareholders generally. These interests include direct or indirect ownership of Peet’s common stock and stock options and the acceleration of stock options upon consummation of the proposed Merger. In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the proposed Merger.

•	The Merger Agreement limits our ability to pursue alternative transactions to the proposed Merger.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, we are required to pay a $30 million termination fee if we terminate the Merger Agreement under certain circumstances. These provisions limit our ability to pursue offers from third parties that could result in greater value to our shareholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

•	We are subject to litigation initiated in connection with the proposed Merger with an affiliate of JAB, which could be time consuming and divert our resources and the attention of our management.

As described in Part II, Item 1 of this report, “Legal Proceedings,” we and the individual members of our board of directors have been named as defendants in a number of lawsuits related to the Merger Agreement and the proposed Merger. These suits generally allege that the directors breached their fiduciary duties owed to Peet’s shareholders, and that the Company aided and abetted the alleged breaches, in connection with the Company’s agreement to be acquired by an affiliate of JAB. The lawsuits each assert that the Company and its board of directors engaged in a flawed process in negotiating the potential sale, obtained a price that was below the Company’s actual value and agreed to provisions that would allegedly preclude another interested buyer from making a topping bid for the Company. The lawsuits seek, among other things, declaratory and injunctive relief or rescission to enjoin or rescind the proposed acquisition, “rescissory damages,” an accounting for damages, a constructive trust for any allegedly improper gains by defendants, pre- and post-judgment interest and attorneys’ fees. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.

In addition to the foregoing, other important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

We discuss the factors listed above as well as other risks, uncertainties and important factors in greater detail in the section entitled "Risk Factors" in our 2011 Annual Report. The following risk factor from our 2011 Annual Report has been updated:

•	Coffee costs have been very volatile over the last two years and increases in the cost of high-quality Arabica coffee beans could impact the profitability of our business. In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade. Since May 2010, commodity coffee prices have been extremely volatile ranging from a low of $1.32 per pound to a high of $3.05 per pound and as of June 29, 2012 was $1.70 per pound. We expect the coffee commodity market to continue to be challenging over time as the market continues to be influenced by worldwide supply and demand, the relative strength of the dollar, speculative trading and weather. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. The price that we paid for our coffee for the first half of 2012 was 28% higher per pound than what we paid in the corresponding period of 2011 and that increased cost negatively affected our profitability. In order to have visibility to our costs for the future, we typically fix the price of our coffee needs for the next 6 to 12 months by purchasing and holding large inventories of green coffee and utilizing future fixed price purchase commitments. As of July 1, 2012, our inventory and fixed price commitments are sufficient for virtually all of our anticipated 2012 needs at a cost approximately 10% higher per pound than 2011. Additionally, if prices of commodity coffee fall dramatically, we will be required to fulfill our commitments for our future contracts that may result in us purchasing coffee at prices substantially above the market price, which could negatively impact our competitiveness in the marketplace and our profitability.

The risks, uncertainties and factors discussed in this Quarterly Report on Form 10-Q and our 2011 Annual Report (including as updated in this Item) may not be exhaustive and other unpredictable or unknown factors could also cause actual results to differ materially from those in forward-looking statements. Additionally, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Except as required by law, we assume no obligation to update publicly any forward-looking statements, or to update publicly the reasons actual results could differ materially from those expressed, implied or forecasted in any forward-looking statements, even if new information becomes available in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of the Company’s securities by or on behalf of the Company is set forth in the table below.

Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2012 - May 6, 2012	-	$-	-	-
May 7, 2012 - June 3, 2012	-	$-	-	-
June 4, 2012 - July 1, 2012	44,623	$60.48	319,457	680,543

(1)	Repurchases were made pursuant to a repurchase program announced on May 27, 2011 allowing for the purchase of up to one million shares of the Company’s common stock, with no deadline for completion.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Agreements included as exhibits to this Quarterly Report on Form 10-Q (including Exhibit 2.1) are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Where an agreement contains representations and warranties by any party, those representations and warranties have been made solely for the benefit of the other parties to the agreement or express third-party beneficiaries as explicitly set forth in the agreement. Any such representations and warranties:

•	should not be treated as categorical statements of fact, but rather as an allocation of risk;
•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 21, 2012, by and among JAB Holdings BV, Panther Merger Co. and Peet’s Coffee & Tea, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2012.

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2012.

3.2	Amended and Restated Bylaws. Incorporated 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2012.

4.1

Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on December 22, 2000 (File. No. 333-47976).

10.1	Peet’s Coffee & Tea, Inc. Non-Employee Director Compensation Plan as adopted May 11, 2012.

10.2	Peet’s Coffee & Tea, Inc. Amended and Restated 2000 Non-Employee Director Stock Option Plan as amended and restated May 11, 2012.

31.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer, Patrick O’Dea, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Thomas Cawley, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEET’S COFFEE & TEA, INC.

Date: August 9, 2012	By:	/s/ Thomas P. Cawley
Thomas P. Cawley
Vice President, Chief Financial Officer

